Form 10-K
period 1993-12-31
PHILLIPS PETROLEUM CO
filed 1994-03-18
CIK 78214

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended       December 31, 1993
                                       --------------------------------
                                     OR
         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from             to
                                            ------------   ------------
             Commission file number             1-720
                                   ------------------------------------

                          PHILLIPS PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

                 Delaware                               73-0400345
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

                PHILLIPS BUILDING, BARTLESVILLE, OKLAHOMA  74004
              (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: 918-661-6600

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
      ----------------------------------       ------------------------
      Common Stock, $1.25 Par Value            New York, Pacific and
                                                Toronto Stock Exchanges
      Preferred Share Purchase Rights
       Expiring July 31, 1999                  New York Stock Exchange
      6.65% Notes Due March 1, 2003            New York Stock Exchange
      7.20% Notes Due November 1, 2023         New York Stock Exchange
      7.92% Notes Due April 15, 2023           New York Stock Exchange
      8.49% Notes Due January 1, 2023          New York Stock Exchange
      8.86% Notes Due May 15, 2022             New York Stock Exchange
      9% Notes Due 2001                        New York Stock Exchange
      9.18% Notes Due September 15, 2021       New York Stock Exchange
      9 3/8% Notes Due 2011                    New York Stock Exchange
      9 1/2% Notes Due 1997                    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                   Yes x   No
                                                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The registrant had 261,388,811 shares of Common Stock $1.25 Par Value, outstanding at February 28, 1994. The aggregate market value of voting stock held by nonaffiliates of the registrant was $7,059,108,410 as of February 28, 1994. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors to be affiliates, and deducted from its outstanding shares in determining the aggregate market value, their beneficial stockholdings of 1,145,183 shares, not including shares held in the registrant's Thrift and Long-Term Stock Savings Plans.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           on May 9, 1994 (Part III)

                        TABLE OF CONTENTS

                              PART I

   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties..........................    1
             Corporate Structure and Current Developments...    1
             Segment and Geographic Information.............    2
             Petroleum......................................    2
               Oil and Gas Statistics.......................    3
               Exploration and Production...................    4
               Gas and Gas Liquids..........................   10
               Petroleum Products...........................   12
             Chemicals......................................   15
             Other..........................................   17
             Competition....................................   18
             General........................................   18
       3.  Legal Proceedings................................   20
       4.  Submission of Matters to a Vote of
             Security Holders...............................   20

                       --------------------

           Executive Officers of the Registrant.............   21

                             PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters....................   22
       6.  Selected Financial Data..........................   23
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................   24
       8.  Financial Statements and Supplementary Data......   45
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........   96

                             PART III

      10.  Directors and Executive Officers of the
             Registrant.....................................   97
      11.  Executive Compensation...........................   97
      12.  Security Ownership of Certain Beneficial
             Owners and Management..........................   97
      13.  Certain Relationships and Related Transactions...   97

                             PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K........................   98

                              PART I


(Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the business of Phillips
Petroleum Company and its consolidated subsidiaries.)


Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND CURRENT DEVELOPMENTS

Phillips Petroleum Company was incorporated in the state of Delaware on June 13, 1917. The company is headquartered where it was founded--Bartlesville, Oklahoma. Phillips is engaged in petroleum exploration and production on a worldwide basis, natural gas gathering, processing and marketing, and petroleum refining and marketing, primarily in the United States. The company also produces and distributes chemicals in the United States and overseas. The company has three operating groups-- Exploration and Production (E&P), Gas and Gas Liquids (G&GL), and Downstream Operations, which encompasses Petroleum Products and Chemicals. These operating groups are divided into two segments--Petroleum and Chemicals. Support staffs provide technical, professional and other services to the operating groups. At December 31, 1993, Phillips employed 19,400 people,
9 percent less than the previous year. The reduction was primarily due to the sale of the company's subsidiary, Phillips Fibers Corporation.

The company and its co-venturers announced a subsalt oil discovery on the Mahogany prospect in the Gulf of Mexico.
Drilling also began at the Teak prospect, another subsalt prospect in the Gulf.

Also in the Gulf of Mexico, a natural gas discovery was made in the Garden Banks area, and at the company's 100 percent owned
South Marsh Island Block 147 field, four additional production wells were drilled, increasing total field production.

In the Beaufort Sea off northern Alaska, the Kuvlum prospect was determined not to be commercial as a stand-alone development.
The Wild Weasel prospect, located nearby, also failed to find commercial quantities of hydrocarbons.

Two exploration wells drilled during the year in the southern section of the Sunfish prospect in the Cook Inlet of Alaska failed to find commercial hydrocarbons. The wells were drilled to test the southern portion of the Sunfish prospect on acreage acquired at a state lease sale in January 1993. Phillips and its co-venturer continue to regard the northern section of the Sunfish prospect as commercially viable, with additional delineation drilling required to determine the field boundaries.

On December 31, 1993, Phillips Petroleum Company Norway submitted to the Norwegian Ministry of Industry and Energy a Plan for Development and Operation (PDO) to provide continued safe and reliable production, processing and transportation for the economic life of the Ekofisk field.

The company continued to strengthen its financial position in 1993, with total debt decreasing $594 million. The company redeemed its 8 7/8% debentures due in 2000 and 7 5/8% debentures due in 2001 for $175 million. The company's refinancings and debt reductions in 1993 and prior years, along with general interest rate declines, have reduced interest on debt 50 percent, from $471 million in 1990 to $234 million in 1993.

The company substantially exceeded its 1991 goal of completing
$500 million in asset sales by the end of 1993. Since late 1991, the company has received more than $650 million in net proceeds from such sales. The assets sold range from oil and gas properties to the company's Phillips Fibers Corporation subsidiary.

At year-end 1993, the company's average worldwide crude oil sales prices were at their lowest levels since 1988, while the company's U.S. natural gas sales prices were at their highest levels since 1985.


SEGMENT AND GEOGRAPHIC INFORMATION

Reference is made to Note 20--Segment and Geographic Information in the Notes to Financial Statements on pages 74 through 77 for segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the company.

Petroleum
- ---------

This segment encompasses the company's worldwide oil and gas activities. The E&P group explores for and produces crude oil, natural gas and natural gas liquids. The G&GL group gathers and processes natural gas; extracts natural gas liquids for use in the company's refining, marketing and chemicals operations; and markets residue gas. Included in the Petroleum segment is that portion of Downstream Operations which refines, markets and transports crude oil and petroleum products and provides feedstocks for the production of petrochemicals. Products which contributed more than 10 percent of consolidated sales and other operating revenues follow:

                                       1993      1992      1991
                                       ------------------------
Crude Oil
  United States                          19%       20        21
- ---------------------------------------------------------------
  Foreign                                 5         5         6
- ---------------------------------------------------------------
Automotive Gasoline
  United States                          23        23        23
- ---------------------------------------------------------------
Natural Gas
  United States                          11         9         8
- ---------------------------------------------------------------
  Foreign                                 3         4         4
- ---------------------------------------------------------------


Oil and Gas Statistics

The information listed below appears in the oil and gas operations disclosures on pages 78 through 93.

     o Proved worldwide crude oil, natural gas, and natural gas liquids reserves.

     o Net production of crude oil, natural gas liquids and natural gas.

     o Average sales prices of crude oil, natural gas liquids and natural gas.

     o  Average production costs per equivalent barrel of oil.

     o  Developed and undeveloped acreage at year-end 1993.

     o Net wells completed, and wells in progress and productive wells at year-end 1993.

In 1993, Phillips' net worldwide crude oil production averaged 203,000 barrels per day, compared to 209,000 barrels per day in 1992. In 1993, 93,000 barrels per day of worldwide crude oil production was from the United States, down from 96,000 barrels per day in 1992. In the United States, normal field declines from mature fields were partly offset by increased production from the Point Arguello field, offshore California. Foreign production was down due to the sale of producing properties in Indonesia and Australia, as well as lower production in the United Kingdom. Partially offsetting the foreign production decline was the 1993 start-up of Embla field production in the Ekofisk area.

Net production satisfied 64 percent of Phillips' crude oil requirements (315,000 barrels per day), which consisted primarily of refinery crude oil runs (278,000 barrels per day) and contractual supply obligations. The deficiency between the company's requirements and production was covered mainly by purchases in the United States, from Saudi Arabia, and, to a lesser extent, from Kuwait. The ratio of production to requirements for 1994 is estimated at 57 percent, based on production forecasts of 205,000 barrels per day and crude oil requirements of 358,000 barrels per day, projected to be up from 1993 due to higher crude oil runs. Purchases from the United States, Saudi Arabia and Kuwait are expected to be the major source for covering the shortage.

Phillips' worldwide production of natural gas liquids from its E&P operations averaged 13,000 barrels per day in 1993, with U.S. production averaging 5,000 barrels per day. Most of the U.S. liquids were used as feedstocks for the company's refining and chemicals operations.

The company's worldwide natural gas production averaged
1.4 billion cubic feet a day in 1993.  U.S. production averaged
973 million cubic feet per day during the year.

Worldwide natural gas production was down 5 percent from 1992. In the United States, production was down mainly due to normal field declines from mature fields. Foreign production was down partly as a result of lower demand, offset somewhat by new gas production from the Ann gas field in the U.K. sector of the North Sea.

Worldwide and U.S. natural gas liquids production from E&P operations was at the same level as in 1992. Phillips' U.S.
production in 1993 decreased 3 percent for crude oil and decreased 4 percent for natural gas.

Exploration and Production

Phillips' realized worldwide average crude oil price declined
12 percent to $15.92 a barrel. Phillips' realized average price for U.S. crude oil was $14.20 a barrel, also down 12 percent from 1992. Foreign crude prices averaged $17.30 a barrel, down
11 percent. The company's realized worldwide average natural gas price increased 6 percent to $2.11 per thousand cubic feet, with a 19 percent increase in the United States and a 10 percent decrease in foreign operations.

Phillips' finding and development costs in 1993 were $3.88 per barrel-of-oil-equivalent, with a five-year average of $3.11 per barrel-of-oil-equivalent.

At year-end 1993, Phillips held 29.5 million developed and undeveloped net acres, an 8 percent decrease from year-end 1992. The decrease in net acres is primarily attributable to asset sales in Egypt and the Netherlands, along with release of acreage in Yemen and Papua New Guinea. The company holds acreage in 17 nations.

UNITED STATES

In September 1993, Phillips and its co-venturers announced an oil discovery on the Mahogany prospect (Ship Shoal Blocks 349/359) in the Gulf of Mexico, 80 miles offshore Louisiana. The well was drilled to a total depth of 16,500 feet in 370 feet of water and produced an initial flow of more than 7,200 barrels of oil per day and 7 million cubic feet of gas per day. Drilling of an appraisal well began in early 1994. This well is particularly important because it is the first successful subsalt oil discovery on the continental shelf. Drilling also began on another subsalt prospect, the Teak prospect, located 50 miles northeast of Mahogany. Subsalt refers to rock formations lying beneath layers of salt. Phillips developed a new seismic data interpretation method--three dimensional depth migration--that allows the study and meaningful interpretation of subsalt formations. The company holds a 37.5 percent working interest in the Mahogany prospect and a 50 percent working interest in the Teak prospect.

Also in the Gulf of Mexico off the Louisiana coast, a natural gas discovery was made in the Garden Banks area. A subsea first phase development plan is being pursued for the Garden Banks area, in which Phillips holds a 100 percent interest. At the company's 100 percent owned South Marsh Island Block 147 field, four additional production wells were completed in 1993. These new wells brought total production to over 115 million cubic feet of gas per day, and 4,000 barrels of condensate per day.

In the Beaufort Sea, off Northern Alaska, two wells were drilled during the year on the Kuvlum prospect. Although test results indicated an accumulation of hydrocarbons, the discovery was not commercial as a stand-alone development. Phillips has a 13 percent interest in the prospect.

In November, Phillips and its co-venturer completed a test well on the Wild Weasel prospect, about six miles south of the Kuvlum prospect. Commercial hydrocarbons were not encountered and the well was plugged and abandoned. There are no immediate plans for further drilling in the area.

In the Cook Inlet, southern Alaska, Phillips and its co-venturer continue delineation drilling with the Sunfish 3 well, currently being drilled from Phillips' Tyonek platform. A 1993 appraisal well, also drilled from Phillips' Tyonek platform, tested water from three zones, but based on pressure data, the zones appear to be separated from the production zones encountered in the 1991 Sunfish discovery well and the 1992 North Forelands confirmation well. Although the well did not encounter hydrocarbons in the exploration target, it currently produces gas from shallower intervals. Two wells were drilled during the year on acreage acquired at a state lease sale in January 1993 in the southern section of the Sunfish prospect. Both wells failed to find commercial hydrocarbons. Phillips and its co-venturer regard the northern section as commercially viable, but the ultimate scope of this development must be determined from further drilling. Phillips' interest is 40 percent.

Offshore California, Phillips and its co-venturers received state approval in 1993 to tanker oil from the Point Arguello field until January 1, 1996, or until new pipeline capacity is operational, whichever comes first. Phillips' production continues to be transported by pipeline, but the tankering approval has been beneficial to the company because it opened up more transportation capacity--allowing production to increase during the last five months of the year. As a result, Phillips' net production from Point Arguello in 1993 averaged approximately 14,000 barrels of oil per day, a 38 percent increase from 1992.

On February 1, 1994, tankering was temporarily halted because a condition of the tankering permit was not met. The tankering permit requires producers to commit a sufficient amount of throughput to a pipeline company so that it can obtain financing to build additional pipeline capacity from the Gaviota Terminal to Los Angeles. The Point Arguello producers were unable to meet this requirement, and it is expected to take two months to one year to do so. The pipeline company must also have all the necessary permits. During the period tankering is suspended, Phillips' net production from Point Arguello is expected to be reduced by about 4,600 barrels of oil per day. When the permit condition is met, tankering is expected to resume and production will return to higher levels. Once completed, the additional pipeline capacity will end tankering of Point Arguello oil.

In 1993, the company and a co-venturer agreed to sell and lease back two tankers under construction for use in the transport of liquefied natural gas from Kenai, Alaska to Japan. Construction on both tankers was completed in 1993, and both tankers have been placed in service. The new tankers' larger capacity, as well as a plant optimization project completed in 1992, contributed to a 7 percent increase in LNG sales volume in 1993, compared with 1992. Deliveries of contract volumes are expected to increase in 1994 and 1995 also, for a cumulative increase of 25 percent above 1992 volumes.

NORWAY

Development of the Embla field continued in 1993, with first production coming online in the spring. The fourth Embla well was brought online in the second half of the year, and by year-end net production was up to 12,000 barrels of oil per day and 22 million cubic feet of gas per day. Embla is the eighth producing field in the Greater Ekofisk area, and is the first deep, high pressure/temperature field on the Norwegian Continental Shelf.

The Ekofisk waterflood program is being expanded with the installation of a modified jack-up platform. Base water injection capacity is expected to increase from 500,000 barrels of water per day to 820,000 barrels of water per day. In addition to increasing production, water injection serves to slow seabed subsidence, as injected water replaces produced oil and natural gas.

In December 1993, Phillips Petroleum Company Norway, as operator for the Phillips Norway Group, submitted to the Norwegian government a detailed Plan of Development and Operation (PDO) for the Ekofisk development. The PDO provided technical and commercial details of the plan for the proposed Ekofisk II development, as well as an alternate plan, Ekofisk 2011. Both alternatives complied with the Norwegian Petroleum Directorate's
(NPD) requirements. Ekofisk II included new processing and transportation facilities outside the area of seabed subsidence and new wellhead platforms built to withstand future subsidence. The Ekofisk 2011 alternative was a medium-term plan to provide continued safe, effective operations within the current Ekofisk license period, which ends in August 2011.

Following discussions with the Norwegian government authorities, Phillips Petroleum Company Norway and its co-venturers (Phillips Norway Group) modified the long-term Ekofisk II solution outlined in the PDO submitted on December 31, 1993. This modification stemmed from further technical studies and the government's informing the Phillips Norway Group that certain aspects of the Ekofisk II plan, as described in the PDO document, were not acceptable. The modified Ekofisk II plan consists of a new processing and transportation platform and a single new wellhead platform, all to be located within the subsidence area. Phillips' share of capital expenditures for the new facilities and wellhead platform, to be installed in or before 1998, is about
$1.1 billion. Design for the new facilities began in the first quarter of 1994. It is anticipated that the wellhead platform will be installed in 1996 and the process/transportation platform installed in 1998.

The modified plan proposes making greater use of the existing Ekofisk infrastructure and will be in accordance with Norwegian safety requirements. It is also expected to lower future operating costs, to be comparable with the original Ekofisk II plan. The modified plan continues to effectively address future long-term production, transportation, processing and reservoir management issues, while retaining the values reflected in the original Ekofisk II plan for members of the Phillips Norway Group. The Ekofisk II modified plan will be proposed subject to extension of production and pipeline transportation licenses to correspond with the economic life of the field, royalty exemption on oil and NGL production, deferral of removal of existing facilities, and the Norwegian government's agreement to other fiscal incentives.

The modified technical plan has been provided to the Norwegian authorities. Discussions concerning the PDO are expected to continue and an amended PDO is scheduled to be submitted in mid-March. It is anticipated that a recommendation about the Ekofisk development will be made by the Norwegian authorities in the spring session of the Norwegian Storting, or parliament, and that the Storting will make its decision later in the spring session.

During 1993, Phillips was awarded interests in two Norway license areas, one in the North Sea and one in the Norwegian Sea, located near existing production and new discoveries. These new license areas will add to Phillips' holdings outside the Ekofisk area. An exploratory well is planned for 1994.

UNITED KINGDOM

Production began late in the year from the Ann gas field in the U.K. sector of the North Sea. The field was producing at a year-end rate of 25 million cubic feet of gas per day. The gas is produced from two horizontal wells, the first such wells drilled by Phillips in the U.K. North Sea. The subsea wells are operated by remote control from the nearby Audrey platform, utilizing the company's existing facilities.

After two successful appraisal wells were drilled in 1992 on the Judy field, development commenced in 1993 in the J-Block area of the U.K. North Sea. Work on the Judy platform started in mid-1993, and initial production from J-Block is expected in 1996, at an expected initial net production rate of 24,000 barrels of oil per day and 95 million cubic feet of gas per day. The J-Block infrastructure will allow for the future economic development of several smaller Phillips-held prospects in the area.

An oil discovery was made in early 1994 in the U.K. North Sea, six miles south of the Maureen platform, about 160 miles offshore Scotland. The well tested at rates of up to 7,700 barrels of oil per day and over 16 million cubic feet of gas per day. Various plans are being considered for the project, which has been named Maria. Phillips holds a 34 percent interest.

In the southern section of the U.K. North Sea, a new natural gas well was completed at the Hewett field. A new accommodation platform was installed at the central Hewett complex, and outlying platforms will soon be switched to remote-control operation.

OTHER

In the South China Sea, development is under way on two platforms, along with a floating crude oil storage and loading facility, in the Xijiang fields, where production is expected in late 1994. Peak production is estimated to be 66,000 barrels of oil per day (gross). Phillips' average working interest in the fields is

18 percent. In the first quarter of 1994, the company and its co-venturer announced that geophysical agreements have been signed with the China National Offshore Oil Corporation for exploration of two blocks in the East China Sea, 120 miles southeast of Shanghai. The agreements are for two years and consist of reprocessing existing seismic data and acquiring new seismic data. The company has a 50 percent interest.

Exploratory drilling began in early 1994 at prospects in Papua New Guinea and the Timor Sea Zone of Cooperation, jointly administered by Indonesia and Australia. In the Italian Alps, an exploratory well was started on the Sebino permit. Other exploratory wells were drilled in Australia, Egypt and Nigeria during 1993.

Phillips completed seismic acquisition programs on blocks in Bolivia, Paraguay, Cameroon and Australia during 1993. In Algeria, seismic work started on a tract in the Sahara Desert, near the Tunisia and Libya borders. Development continued at the Ogbainbiri onshore oil field in Nigeria, where first production began in early 1994.

Early in 1993, Phillips completed the sale of a subsidiary with operations in the Netherlands. A subsidiary that owned an interest in Indonesia was also sold early in the year. The
Netherlands interest consisted of a producing field, an undeveloped field, and an exploratory permit area. The Indonesian property consisted of a 15 percent interest in certain offshore acreage.

During the fourth quarter of 1993, three subsidiaries with operations outside the United States were sold. Two of these subsidiaries held interests in the Harriet field, offshore Western Australia, and another held properties in Egypt. Phillips also sold an interest in certain Egyptian producing properties owned directly by the company.

RESERVES

In 1993, on a barrel-of-oil-equivalent basis, Phillips replaced 104 percent of the reserves it produced during the year. U.S. reserves increased 4 percent while foreign reserves decreased
4 percent. Total worldwide proved reserves on a barrel-of-oil-equivalent basis were 2.0 billion barrels at year-end. Crude oil reserves declined 2 percent, natural gas liquids reserves declined 10 percent, and natural gas reserves increased 4 percent.

Estimates of proved reserves are based upon reservoir information, technology and economics available at the time the estimates are made. Adjustments are made to reflect changes in economic conditions, results of drilling and production and the technical reevaluation of reservoirs.

The company has not filed any figures with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 1993. No difference exists between the company's estimated total proved reserves for year-end 1992 and year-end 1991, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 1993.

DELIVERY COMMITMENTS

Phillips has a commitment to deliver a fixed and determinable quantity of liquefied natural gas in the future to two utility customers in Japan. The company is obligated over the next three years to supply a total of 140 billion cubic feet of liquefied natural gas. Production from one field in Alaska, with estimated proved reserves greater than the company's obligation and with an estimated production level sufficient to meet the required delivery amount, will be used to fulfill the obligation.

The company sells gas in the U.S. from its producing operations under a variety of contractual arrangements. Most contracts generally commit the company to sell quantities based on production from specified properties, but certain gas sales contracts specify delivery of fixed and determinable quantities. The quantities of natural gas the company is obligated to deliver in the U.S. in the future, under existing contracts, are not significant in relation to the quantities available from production of the company's proved developed U.S. natural gas reserves.

Gas and Gas Liquids

Phillips, through its GPM Gas Corporation (GPM) subsidiary, processes both natural gas purchased from others and natural gas produced from the company's own reserves. The natural gas liquids--ethane, propane, butanes and pentanes--are extracted and sold primarily to the company's Downstream Operations, where they are used as feedstock or sold to outside customers. The residue gas is sold to others or used as fuel in company operations. GPM wholly owns 18 natural gas liquids extraction plants, and controls or has an interest in 3 more. The plants are located in Texas
(13), Oklahoma (4), and New Mexico (4).

During 1993, GPM completed the new Zia plant in southeastern New Mexico. The plant's processing capacity is 29 million cubic feet of gas per day. The automated plant is operated by remote control from another location, and contains many technological features that GPM plans to include in other operations. GPM also restarted its Quarry, Texas, plant, expanding its capacity in the Austin Chalk Area. GPM also expanded its business by acquiring four processing plants and their associated gathering systems in West Texas, thereby increasing GPM's raw gas throughput by about

30 million cubic feet per day. Two of these plants, plus another facility, were shut down or consolidated with existing facilities.

In December 1993, GPM sold a portion of its gas gathering assets in the West Texas region of the Permian Basin to GPM Gas Gathering L.L.C. (GGG) for $138 million. GPM owns a 50 percent equity interest in GGG. GPM intends to use the funds from the sale to continue to grow by acquiring new gathering systems and expanding existing ones. GPM will operate the gathering assets sold to GGG, and retains priority access to this gas gathering capacity through a long-term contract.

GPM's raw gas throughput averaged 1.4 billion cubic feet per day in 1993, the same as in 1992, although third and fourth quarter 1993 levels approached 1.5 billion cubic feet per day, reflecting the acquisitions and expansions discussed above. Approximately 14 percent of the 1993 raw gas throughput was purchased from Phillips.

GPM continued to be a significant U.S. producer of natural gas liquids. GPM's U.S. plant natural gas liquids production was as follows:

                                       Thousands of Barrels Daily
                                       --------------------------
                                       1993       1992       1991
                                       --------------------------

From leasehold gas                       22         23         23
From purchased raw gas                  124        122        120
- -----------------------------------------------------------------
                                        146        145        143
=================================================================


Residue gas sales were 867 million cubic feet per day in 1993, compared with 851 million cubic feet per day in 1992. Residue gas sales made directly to end-users, such as utilities or local gas distribution companies, were approximately 73 percent of total sales during 1993, compared with 65 percent in 1992. Included in direct sales are some term sales (those contracts of one year or longer). Total term sales were 56 percent of total sales in 1993. Sales made directly to end-users and term sales often bring premium prices.

The company's average sales price for unfractionated natural gas liquids decreased to $10.79 per barrel, down 4 percent from 1992.
During 1993, average residue gas prices increased to $2.03 per thousand cubic feet, up 21 percent from 1992 levels.

At year-end 1993, gross raw natural gas supplies available for processing through GPM-operated plants were estimated at
5.5 trillion cubic feet, versus 5.4 trillion cubic feet at year-end 1992. In 1993 and 1992, respectively, these supplies included about 617 million and 605 million barrels of natural gas liquids, assuming full ethane extraction.

The Federal Energy Regulatory Commission's Order Number 636 requires interstate pipeline companies to separate their natural gas transportation services from other services, including gas gathering, storage and pipeline sales. As a result, pipeline transmission charges must be separate from pipeline gathering charges. GPM views this Order as an opportunity to compete more effectively with interstate pipelines that own gathering systems and to reduce transportation charges for its residue gas customers.

Petroleum Products

REFINING

The company currently owns and operates three domestic refineries having an aggregate rated capacity of 305,000 barrels a day of crude oil and has part-ownership of a refinery in Teesside, England. The U.S. refineries are located at Borger and Sweeny, Texas, and Woods Cross, Utah. The cost per barrel of crude oil delivered to the U.S. refineries was 10 percent lower than in 1992, primarily because of falling crude prices.

Phillips has the ability to utilize high-sulfur crude oils for about 80 percent of its total crude oil refining requirements. High-sulfur crude accounted for 64 percent of the crude processed during 1993, down from 1992's 67 percent. The low 1993 percentage was due primarily to maintenance turnarounds at the Sweeny refinery, while the low 1992 percentage was due primarily to the 1991 damage to the Sweeny refinery's ARDS unit, which extracts sulfur and metals from sour crude oil. Approximately
46 percent of the crude oil processed by Phillips' refineries in 1993 came from the United States, with the remainder provided primarily by purchases from the Middle East. In addition to its capability to process crude oil, the company has an aggregate capacity of 227,000 barrels per day for fractionating natural gas liquids in the United States. In 1993, 198,000 barrels a day were fractionated, compared with 183,000 barrels a day in 1992. Effective January 1, 1992, Phillips entered into an agreement with its GPM subsidiary to purchase a substantial portion of the natural gas liquids produced by GPM through December 31, 2007.

Refinery feedstocks in 1993 consisted of 26 percent domestic crude oil, 39 percent natural gas liquids, 30 percent imported crude oil and 5 percent miscellaneous hydrocarbons. In 1993, Phillips operated its refineries at 91 percent of rated crude oil capacity, compared with an industry average of 92 percent. Performance was up from 1992, when Phillips refineries operated at 87 percent capacity.

Output from refining operations--automotive gasoline, distillates, consumer liquefied petroleum gas, aviation fuels, chemical feedstocks and other products--averaged 504,000 barrels daily, up from 476,000 barrels daily in 1992.

Since Phillips blends natural gas liquids into automotive gasoline, the company produces a percentage of gasoline per barrel of crude oil run that is higher than the United States industry average. In 1993, automotive gasoline produced per barrel of crude oil run was 63 percent, up slightly from 1992.

During 1993, Phillips continued implementing Process Safety Management, a comprehensive program aimed at improving safety at major manufacturing facilities. In addition, at the Borger and Sweeny Complexes, an employee-driven program is being implemented that utilizes peer review and positive reinforcement. This program was introduced in 1990 at Phillips Research and Development Center, where it produced excellent results in reducing recordable injuries.

Phillips began producing low-sulfur diesel at all three U.S. refineries in 1993. By modifying and making better use of existing equipment, the company saved substantial amounts of capital over the projected cost of building new units. Low-sulfur diesel accounted for approximately 80 percent of the company's total diesel capacity by year-end. Modifications are planned at the Woods Cross refinery in 1994 to further increase low-sulfur capacity.

As in the United States, Europe is adopting new requirements for diesel fuel emissions, calling for low-sulfur diesel by 1996. To meet the new requirements, Phillips plans to utilize the same approach--modification of existing equipment--at the company's
50 percent owned Teesside, England, refinery.

The company performed a major maintenance turnaround at its Sweeny refinery in the fourth quarter of 1993. The Borger refinery is scheduled for maintenance turnarounds in early 1994.

MARKETING

In the United States, the company markets refined products under the Phillips 66 trademark. Market concentration is highest in the Midwest. Gasoline and other products are distributed in the United States through approximately 8,600 service stations, bulk distributing plants, airport dealers and marinas. Of these, Phillips owns or leases 309 service stations and bulk plants, of which 18 percent are leased.

Phillips' total gasoline sales volumes in the United States, including spot sales, were up 12 percent during the year. Sales volumes at Phillips-operated service stations were up in 1993. Company-operated outlets generated nearly 18 percent of total company gasoline sales, although they accounted for only
4 percent of Phillips 66 branded stations.

At year-end, the company had some 6,840 branded retail stations operated by independent marketers in 26 states. Phillips also has 300 branded company-operated outlets.

Petroleum product sales in the United States during 1993, from both Phillips' refinery output and purchased products, averaged
564,000 barrels a day, compared with 521,000 barrels daily in 1992.

Phillips continued to sell oxygenated gasoline during the year in nine areas where federal mandates went into effect in 1992. Oxygenated gasoline reduces carbon monoxide emissions. Phillips blends methyl tertiary-butyl ether (MTBE) or ethanol into gasoline where oxygenated gasoline is required. To avoid the capital investments that would be required to expand its production of MTBE, the company will continue to purchase additional oxygenate supplies.

In 1995, federal requirements for reformulated gasolines (gasolines that include oxygenates and also have other composition changes that significantly reduce air toxics and hydrocarbon emission) are set to take effect in cities with high ozone levels. Phillips markets gasoline in three of these cities--Chicago, Houston and Milwaukee. The company is evaluating the reformulated gasoline situation, and expects to make a decision regarding the production of reformulated gasoline during 1994.

The company continues to market its UltraClean propane, an alternate fuel for fleet vehicles, in Colorado, Missouri and Wyoming. Another alternate fuel, compressed natural gas, is sold at two Phillips service stations in Oklahoma. Although alternative fuels account for only a small part of Phillips' petroleum products business, the company considers the experience gained by participating in the alternative fuels market as beneficial as this market grows.

TRANSPORTATION

Phillips' Petroleum Products operations own or have an interest in 6,900 miles of common carrier crude oil and products pipeline systems, of which 6,000 miles are company-operated. The largest segment of the total system consists of 2,000 miles of products line extending from the Texas Panhandle to East Chicago, Indiana. The pipeline mileage above excludes the company's 1.36 percent interest in the 800 mile Trans-Alaska Pipeline System, as this system is now a part of E&P operations.

In addition to the two leased LNG tankers discussed in the Exploration and Production section, the company has a U.S.-flag tanker of 37,000 tons under charter. Phillips also owns or leases barges, tank cars, hopper cars and trucks.

Through membership and participation in the Marine Preservation Association, Phillips has the ability to call upon the assistance of the Marine Spill Response Corporation in the event of a major oil spill at any of the domestic offshore oil production or marine related transportation facilities operated by the company, except the company's portion of the Trans-Alaska Pipeline, which is covered by the Alyeska Pipeline Service Company.

Chemicals
- ---------

Chemicals manufactures intermediate and finished chemical products from natural gas liquids and other feedstocks provided mainly from Phillips' production. Principal products are plastic resins, engineering plastics, olefins, aromatics, cyclics, extractive chemicals and specialty chemicals for industrial and laboratory uses, and plastic pipe. Chemical products contributed 17, 17 and 15 percent, respectively, of the company's 1993, 1992 and 1991 sales and other operating revenues.

The new ethylene unit at the Sweeny complex performed well during 1993, contributing to the company's overall increase in ethylene sales volumes in 1993. Ethylene is the primary feedstock for polyethylene and other plastics and petrochemicals. Phillips has a 50 percent interest in the partnership that owns the new unit. Subject to the terms of various contracts, the partnership is contractually obligated to deliver approximately 1.26 billion pounds of ethylene annually until the year 2000. The Sweeny Complex's annual ethylene capacity, including the partnership, is 4 billion pounds. Phillips' share of the total annual ethylene capacity is 3.2 billion pounds.

Another olefin, propylene, is also produced at the Sweeny complex. Propylene is used as a feedstock for polypropylene, a plastic used to manufacture various products including synthetic fibers, auto parts and other molded products. The Sweeny complex's annual propylene capacity is 1.2 billion pounds. In addition to its domestic sales, Phillips exports propylene to Europe, Mexico, South America and the Far East, utilizing a new export terminal on the Houston Ship Channel that was completed in 1992.

Phillips had higher sales volumes and reduced feedstock costs in its aromatics and cyclics businesses. These helped offset lower sales prices for cyclohexane, a feedstock for nylon, and paraxylene, a feedstock for polyester. Aromatics are produced at the Sweeny, and Borger, Texas, complexes, and at the company's Puerto Rico facility. Phillips is the world's leading producer of cyclohexane.

Phillips' wholly owned subsidiary, Phillips Puerto Rico Core Inc., which owns the Puerto Rico facility, agreed in early 1993 to license Chevron Corporation's Aromax catalytic reforming technology. The new technology, expected to be in place at the end of 1994, will broaden the range of hydrocarbon feedstocks that can be used at the facility.

In the specialty chemicals area, the company had higher sales volumes for sulfur chemicals, which are produced at the Borger Complex and a plant at Tessenderlo, Belgium. At the Tessenderlo plant, production of polysulfides, used in lubricant additives and catalyst presulfiding, began in 1993. In the United States, sales of isobutylbenzene, a feedstock for the pain reliever ibuprofen, were higher, utilizing increased capacity at the Borger complex. Sales were also up for oil field chemicals manufactured at the company's Conroe, Texas, plant, primarily due to increased exploration and production activity in the Gulf of Mexico.

Overcapacity in the market kept prices and margins low in the company's polyethylene operations. Though the company's Houston Chemical Complex (HCC) increased polyethylene production and moved towards its full polyethylene capacity of 1.8 billion pounds a year, the decision was made to stabilize production and sales volumes of polyethylene at HCC to about 1.4 billion pounds, thus controlling product inventories.

Phillips is planning to increase its participation in the growing plastics markets of Asia. Currently, Phillips supplies polyethylene product from HCC and its Singapore polyethylene facility to the Asian market. The company is planning to expand its Singapore facility, doubling the plant's linear polyethylene capacity to more than 800 million pounds a year. The project would be funded partially through the sale of additional equity to other parties, which would lower Phillips' interest from 86 percent to 50 percent.

A major upgrade of HCC's polypropylene operations was completed late in 1993. As a result, new types of catalysts can be used to enhance the quality of polymers. The upgrade will improve operating efficiency and eliminate a by-product that must be handled as hazardous waste.

The company and Sumika Polymers America Corporation, a subsidiary of Sumitomo Chemical Company (Sumitomo), plan to make a decision in the first half of 1994 regarding the construction of a new 270-million-pounds-a-year polypropylene plant at HCC. If the project is approved, the plant would be built through a partnership between Phillips and Sumitomo, and would be completed by 1996. The project would increase HCC's polypropylene capacity by over 50 percent and utilize Sumitomo technology, allowing entry into higher-value markets. Funding would be provided by Sumitomo in exchange for an interest in the company's existing 480-million-pounds-a-year polypropylene facility currently at HCC.

Phillips' wholly owned subsidiary, Phillips Driscopipe, Inc.(Driscopipe), had higher sales volumes and earnings in 1993.
Driscopipe, headquartered in Richardson, Texas, is the nation's largest supplier of polyethylene pipe.

Phillips sold its Phillips Fibers Corporation subsidiary in the fourth quarter of 1993 to Amoco Fabrics and Fibers Company. With facilities in North and South Carolina, Phillips Fibers manufactured polypropylene fibers used in home furnishings, apparel and other consumer and industrial applications.

Late in the year, Phillips sold the assets of its Aztec Catalyst Company in Elyria, Ohio. Phillips also agreed to sell Catalyst Resources Inc. The sale is contingent on Catalyst Resources meeting certain conditions by the March 31, 1994, closing date.

Other
- -----

Phillips' operations are backed by a strong research and development (R&D) team that provides and improves the technology needed to achieve their goals. Examples of R&D support for the operating groups in 1993 include:

  Upstream
    - Phillips research geoscientists found ways to process seismic data to see beneath underground salt layers and locate potential oil and gas deposits. This technology was the key in making the 1993 oil discovery at the Mahogany prospect in the Gulf of Mexico.
    - Using geoscience and engineering data, as well as computer technology, the company is a leader in reservoir characterization. This aids in predicting production from existing fields and plays a role in the company's use of horizontal drilling.

  Downstream
    - R&D helped the company save large amounts of capital by meeting the low-sulfur diesel requirements through modification of existing equipment, as opposed to construction of new units.
    - R&D supported the company's plastics business by developing new polyethylene resins and evaluating an improved polypropylene process that eliminates several processing steps and produces four to five times the amount of plastic per pound of catalyst.
    - R&D supported the company's chemicals business by working with the Sweeny Complex to remove minute impurities from ethylene and propylene.

Gross production from Phillips' three jointly owned coal mines was 5.5 million tons in 1993, compared with 5.8 million tons produced in 1992. The mines are located in Louisiana, Wyoming and Texas. Phillips has a 50 percent interest in each of these mines.

COMPETITION

All phases of the businesses in which Phillips is engaged are highly competitive. Phillips competes at various levels with both petroleum and non-petroleum companies in providing energy and other products to the consumer. Several of the company's competitors are larger and have substantially greater resources.

While Phillips is one of 19 large integrated oil companies, and generally ranks in the middle of the group, each of the segments in which Phillips operates is highly competitive and characterized by a great number of competitors. No single competitor, or small group of competitors, dominates any of Phillips' operating segments.

Upstream, the company competes with numerous other companies in the industry to locate and to obtain new sources of supply and to produce oil and gas in a cost-effective and efficient manner.
The principal methods of competition include geological, geophysical and engineering research and technology, experience and expertise, and economic analysis in connection with property acquisitions.

Downstream, competitive methods consist of product improvement and new product development through research and technology, and efficient manufacturing and distribution systems. In the marketing phase of the business, competitive factors include product quality and reliability, price, advertising and sales promotion, and development of customer loyalty to Phillips' products.

Because Phillips is a significant U.S. producer of natural gas liquids, the company has wide access to relatively low-cost feedstocks, which are upgraded into chemicals and plastics. The company's well-integrated structure--with businesses ranging from feedstocks to plastic pipe--helps ensure markets for certain products. A substantial percentage of Phillips' olefins, for example, is typically used as a raw material in plastics manufactured by the company.

At the end of 1993, Phillips held a total of 5,088 active patents in 68 countries worldwide, including 2,711 active U.S. patents. During 1993, the company received 197 patents in the United States, and 320 foreign patents. The profitability of the Petroleum and Chemicals segments is not dependent upon any single patent, trademark, license, franchise or concession.

GENERAL

Company-sponsored research and development activities charged against earnings were $93 million, $96 million and $119 million in 1993, 1992 and 1991, respectively.

Expensed environmental costs were $234 million in 1993 and are expected to be approximately the same in 1994 and 1995.
Capitalized environmental costs were $86 million in 1993, and are expected to be approximately $100 million per year in both 1994 and 1995.

In keeping with efforts to reduce the environmental impact of company products and processes, Phillips research programs in 1993 continued to focus on developing cleaner-burning, reformulated gasolines, reducing the sulfur and aromatics content of diesel fuels, decreasing emissions from production facilities and recycling plastics and catalysts.

International and domestic political developments and government regulation are prime factors that may materially affect the company's operations. Such political developments and regulation may impact price, production, allocation and distribution of raw materials and products, including their import, export and ownership; the amount of tax and timing of payment; and environmental protection. The occurrences and effect of such events are unpredictable.

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                                                           Officer
     Name                    Position Held          Age*    Since
     ----                    -------------          ---    -------

W. W. Allen          President and Chief Operating   57      1988
                       Officer
                     Director

C. L. Bowerman       Executive Vice President        54      1984
                     Director

R. G. Ceconi         Vice President Corporate        51      1991
                       Engineering

J. J. Mulva          Executive Vice President and    47      1985
                       Chief Financial Officer
                     Director

William G. Paul      Senior Vice President           63      1985
                       and General Counsel

Barbara J. Price     Vice President Health,          49      1992
                       Environment and Safety

C. J. Silas          Chairman of the Board of        61      1976
                       Directors and Chief
                       Executive Officer

D. J. Tippeconnic    Executive Vice President        54      1986
                     Director

John L. Whitmire     Executive Vice President        53      1988
                     Director

J. Bryan Whitworth   Senior Vice President           55      1981
                       Corporate Relations and
                       Services
- ------------------------
*On March 1, 1994

There is no family relationship among the officers named above. Each officer is elected by the Board of Directors at its first meeting after the Annual Meeting of the Stockholders and thereafter as appropriate. Each officer holds office from the date of his election until the first meeting of the directors held after the next Annual Meeting of the Stockholders or until his successor is elected. The date of the next annual meeting is May 9, 1994. All of the executive officers named above have been employed by the company for more than five years. Effective
May 1, 1994, C. J. Silas will retire from the company and board service. Also effective May 1, 1994, W. W. Allen will become Chairman of the Board of Directors and Chief Executive Officer and
J. J. Mulva will become President and Chief Operating Officer.

                             PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


Quarterly Common Stock Prices and Cash Dividends Per Share


                                      Stock Price       Dividends
                                    -----------------------------
1993                                High        Low
                                    -----------------------------

First                               $29 5/8      24 1/2       .28

Second                               32 1/4      27 7/8       .28

Third                                34          28 1/8       .28

Fourth                               37 3/8      26 7/8       .28


1992

First                                25 1/8      22           .28

Second                               27          22 1/2       .28

Third                                28 7/8      24 1/8       .28

Fourth                               27 7/8      23 1/8       .28


Closing Stock Price at December 31, 1993                      $29

Number of Stockholders of Record at January 31, 1994       73,782
- -----------------------------------------------------------------

Phillips' common stock is traded on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA


                      Millions of Dollars Except Per Share Amounts
                      --------------------------------------------
                          1993     1992     1991     1990     1989
                      --------------------------------------------

Sales and other
  operating revenues   $12,309   11,933   12,604   13,603   12,384

Income before
  extraordinary items
  and cumulative
  effect of changes
  in accounting
  principles               245      270       98      541      219

Net income                 243      180      258      779      219

Per common share
    Income before
      extraordinary
      items and
      cumulative
      effect of
      changes in
      accounting
      principles           .94     1.04      .38     2.18      .90

    Net income             .93      .69      .99     3.13      .90

Total assets            10,868   11,468   11,473   12,130   11,256

Long-term debt           3,208    3,718    3,876    3,839    3,939

Cash dividends declared
  per common share        1.12     1.12     1.12     1.03      .94
- ------------------------------------------------------------------

See Management's Discussion and Analysis (Item 7, pages 24 through
44) for discussion of factors that would enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


March 8, 1994


Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, accounting policies, supplemental oil and gas disclosures, and 11-year financial and operating reviews.


RESULTS OF OPERATIONS

A summary of the company's net income, by business segment and consolidated, is:

Years Ended December 31                     Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------
Petroleum
Exploration and Production
  United States                           $ 250      260       (7)
  Foreign                                   136      109      231
- -----------------------------------------------------------------
                                            386      369      224
Gas and Gas Liquids                          42       78       67
Petroleum Products                           81      102       88
- -----------------------------------------------------------------
                                            509      549      379
Chemicals                                    75       41      186
Corporate and Other                        (339)    (320)    (467)
- -----------------------------------------------------------------
Income before Extraordinary Items
  and Cumulative Effect of Changes
  in Accounting Principles                  245      270       98
Extraordinary Items                          (2)     (46)     213
Cumulative Effect of Changes in
  Accounting Principles                       -      (44)     (53)
- -----------------------------------------------------------------
Net Income                                $ 243      180      258
=================================================================

Consolidated Results

Consolidated net income for 1993 was $243 million, compared with $180 million in 1992 and $258 million in 1991. Earnings for the three years included the following special items, extraordinary items and accounting changes on an after-tax basis:

                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------

Net gains on asset sales                   $ 61       25      108
Capital-loss carryforwards                   27        -        -
Work force reduction charges                (26)     (62)     (11)
Revisions of prior year tax accruals          -       78        -
Foreign currency gains (losses)              (2)      27      (32)
Offshore California writedown                 -        -     (244)
Gas imbalance accrual adjustment              -      (19)       -
Accruals for pending claims                 (32)       -        -
Incinerator project writedown               (20)       -        -
Other items                                  20      (21)      20
- -----------------------------------------------------------------
Total special items                          28       28     (159)
- -----------------------------------------------------------------
Extraordinary items
  Early retirement of debt                   (2)     (46)     (43)
  Gain on HCC property insurance
    settlement                                -        -      256
Cumulative effect of accounting changes
  FASB Statement No. 109 (income taxes)       -      (44)       -
  FASB Statement No. 106 (postretirement
    benefits)                                 -        -      (53)
- -----------------------------------------------------------------
Total                                      $ 26      (62)       1
=================================================================


Excluding the above items, operating income was $217 million in 1993, $242 million in 1992 and $257 million in 1991. The U.S. economy improved somewhat in 1993, but that had little impact on the supply and demand imbalance that has been affecting the company's business lines.

Crude oil prices dropped significantly in 1993. The company's average worldwide sales price declined 12 percent for the year, compared with 1992's average. In December 1993, the company's U.S. oil sales prices averaged less than $11 per barrel, while worldwide prices averaged under $13 per barrel. As a result, the company's U.S. oil prices were at their lowest level since 1986 and worldwide prices were at their lowest level since 1988. Despite weak economies in Japan and Europe, OPEC maintained high production in 1993. The resulting oversupply of oil caused lower prices. The possibility that the embargo of Iraqi oil exports might be lifted by the United Nations also depressed prices.

Natural gas liquids (NGL) prices followed crude oil prices, with GPM Gas Corporation's average 1993 unfractionated NGL prices dropping 4 percent, compared with 1992. Lower crude oil and natural gas production also contributed to the lower operating income.

In the company's Petroleum Products operations, a fourth quarter maintenance shutdown at the company's Sweeny, Texas, complex had a negative impact on income from operations, as well as Phillips' utilization of refinery capacity. Chemicals' earnings continued to lag, as industry oversupply in the polyethylene market kept prices and margins low in both 1993 and 1992.

These negative factors were partly offset by an increase in U.S. natural gas prices, which were 19 percent higher than in 1992. A decline in industrywide proved natural gas reserves and production capacity--along with purchasers' replenishing low storage levels early in 1993--brought natural gas supplies more in line with demand. Cost reduction measures implemented during 1993 and 1992, along with lower financing costs achieved through debt refinancings, lower average debt levels and lower overall interest rates also helped to moderate the decline in operating income.

Comparing 1992 with 1991, the decline in results reflected lower earnings from the company's Chemicals operations, and lower crude oil sales prices and volumes. These negative factors were partially offset by higher U.S. natural gas prices, lower worldwide exploration expenses, a decline in interest expense and tax credits for producing natural gas from a nonconventional source at the company's San Juan Basin operations in New Mexico.

Segment Results

Exploration and Production
                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------

Reported net income                        $386      369      224
Less special items                           45       17     (115)
- -----------------------------------------------------------------
Operating income                           $341      352      339
=================================================================


In 1993, worldwide exploration and production operating income was down slightly from 1992. Although U.S. natural gas prices were higher, they could not overcome the negative effect of lower worldwide crude oil sales prices. Sales prices and other statistics are:

                                           1993     1992     1991
                                         ------------------------
SALES PRICES
Crude oil (per barrel)
    United States                        $14.20    16.16    17.29
    Foreign                               17.30    19.51    19.98
    Worldwide                             15.92    18.01    18.86
Natural gas--lease
  (per thousand cubic feet)
    United States                          1.99     1.67     1.50
    Foreign                                2.36     2.61     2.91
    Worldwide                              2.11     1.99     2.00

AVERAGE PRODUCTION COSTS PER
BARREL OF OIL EQUIVALENT
United States                              4.86     4.78     5.44
Foreign                                    5.57     6.68     5.78
Worldwide                                  5.15     5.57     5.58

FINDING AND DEVELOPMENT COSTS PER
BARREL OF OIL EQUIVALENT
United States                              2.54     2.49     4.63
Foreign                                    8.88     2.86     5.10
Worldwide                                  3.88     2.71     4.85


                                           Millions of Dollars
                                         ------------------------
                                          1993      1992     1991
                                         ------------------------
WORLDWIDE EXPLORATION EXPENSES
Geological and geophysical                $127       135      167
Leasehold impairment                        24        30       37
Dry holes                                   98        81       84
Lease rentals                                7         6        9
- -----------------------------------------------------------------
                                          $256       252      297
=================================================================

United States

                                            Millions of Dollars
                                         ------------------------
                                          1993      1992     1991
                                         ------------------------

Reported net income (loss)                $250       260       (7)
Less special items                           6       (11)    (164)
- -----------------------------------------------------------------
Operating income                          $244       271      157
=================================================================


The decrease in operating income for 1993 resulted from lower crude oil sales prices and volumes, lower natural gas production, and higher exploration expenses, primarily from dry hole charges for wells drilled on the Sunfish, Kuvlum and Wild Weasel prospects in Alaska. Partially offsetting these negative factors were 19 percent higher natural gas sales prices.

U.S. crude oil and natural gas production was lower in 1993, compared with 1992, primarily due to normal declines in production from mature fields. The decline in crude production was partly offset by increased production from the Point Arguello field, offshore California.

The increase in operating income from 1991 to 1992 was primarily due to higher natural gas sales prices, lower exploration expenses and lifting costs, and tax credits for producing fuel from a nonconventional source related to the company's San Juan Basin natural gas production. These positive factors were partly offset by lower sales prices for crude oil and liquefied natural gas.

Special items in 1993 included a $5 million after-tax refund of windfall profit taxes. The $11 million in special items in 1992 included after-tax asset-sale gains of $19 million, which were more than offset by a natural gas imbalance accrual adjustment and other charges. The special item in 1991 was an after-tax $164 million writedown of the company's offshore California properties.

Foreign

                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------

Reported net income                        $136      109      231
Less special items                           39       28       49
- -----------------------------------------------------------------
Operating income                           $ 97       81      182
=================================================================


Operating income increased for 1993, compared with 1992, because of lower lifting costs and exploration expenses, partially offset by lower crude oil and natural gas sales prices and volumes. Lifting costs were lower in 1993 partly due to a stronger dollar against the kroner in the company's Norwegian operations. Exploration expenses were lower primarily due to lower dry hole expenses in Canada, Norway and other foreign countries.

Foreign crude oil production was down in 1993, compared with 1992, primarily because of the sale of producing properties in Indonesia and Australia, as well as lower production in the United Kingdom sector of the North Sea. Partially offsetting the production decline was the 1993 start-up of Embla field production in the Ekofisk area.

Natural gas production was down in 1993, due mainly to lower demand. The lower output was partially offset by higher production in the United Kingdom, aided by the Ann gas field, which came on stream in October 1993.

The decrease in operating income from 1991 to 1992 resulted from lower sales prices for crude oil and natural gas, along with a decline in crude oil sales volumes. Crude oil production was down in 1992, compared with 1991, due to lower production in Indonesia and the United Kingdom, coupled with the sale of producing properties in Argentina late in the fourth quarter of 1991. Natural gas production was up in 1992, compared with 1991, primarily from higher production in Norway.

Special items in 1993 included after-tax asset-sale gains of $26 million, while special items in 1992 included after-tax foreign currency gains of $30 million. Special items in 1991 included after-tax asset-sale gains of $78 million, partially offset by after-tax foreign currency losses of $29 million.

Gas and Gas Liquids

                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------

Reported net income                        $ 42       78       67
Less special item--asset writedown            -       (4)       -
Less preferred dividend requirements
  of Phillips Gas Company                   (32)      (2)       -
- -----------------------------------------------------------------
Operating income                           $ 74       84       67
=================================================================


The company's Gas and Gas Liquids (G&GL) operations are conducted primarily through GPM Gas Corporation (GPM), a wholly owned subsidiary of Phillips Gas Company. In December 1992, Phillips Gas Company issued preferred stock, and the effect of the preferred dividend requirements has been excluded in determining operating income. Sales statistics are:

                                           1993     1992     1991
                                         ------------------------
U.S. residue gas
  (per thousand cubic feet)              $ 2.03     1.68     1.50
U.S. natural gas liquids
  (per barrel--unfractionated)            10.79    11.24    11.57


Operating income decreased in 1993, compared with 1992. Although revenues were up in 1993, gas purchase costs were up more, lowering GPM's feedstock margin. The increase in revenues was due primarily to higher residue gas sales prices, as natural gas supplies were brought more in line with demand in 1993. The higher residue sales prices were partly offset by lower NGL prices, which generally followed the decline in crude oil prices during the year. This combination in price movements led to higher gas purchase costs. Payments to suppliers under GPM's gas purchase contracts are generally determined based on a percentage of residue gas and NGL market prices.

The increase in operating income from 1991 to 1992 was mainly due to improved feedstock margins. Higher residue gas sales prices and volumes, along with higher natural gas liquids sales volumes, were partially offset by lower natural gas liquids sales prices and higher natural gas purchase costs. Natural gas liquids sales prices were lower in 1992, even though a change in the company's internal transfer pricing formula improved GPM's operating income by $7 million.

Petroleum Products

                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------

Reported net income                        $ 81      102       88
Less special items                          (25)      18        9
- -----------------------------------------------------------------
Operating income                           $106       84       79
=================================================================


Sales prices for petroleum products, along with refinery capacity utilization percentages, are:

                                           1993     1992     1991
                                         ------------------------

Automotive gasoline (per gallon)           $.58      .64      .69
Distillates (per gallon)                    .56      .59      .62
Liquefied petroleum gas (per gallon)        .37      .35      .37
Refinery crude oil capacity
  utilization                                91%      87       90


Operating income increased 26 percent in 1993, compared with 1992. A 5 percent increase in crude oil refinery runs, coupled with an 8 percent increase in NGL processing runs, contributed to an increase in the company's overall refinery capacity utilization and improved operating income. Through the first three quarters of 1993, refinery crude oil capacity utilization was near 100 percent. The fourth quarter maintenance shutdown at the Sweeny refinery reduced Phillips' fourth quarter utilization rate to approximately 70 percent.

In addition to the positive effect of lower crude oil and NGL prices, feedstock costs in 1993 benefited from refining a higher percentage of a heavier grade of high-sulfur crude oil, which costs less than other grades of sour crude oil. Another positive factor for 1993's operating income was improved margins for distillates, as the company converted a substantial amount of its diesel capacity to produce low-sulfur diesel, which brings higher margins.

Liquefied petroleum gas margins also improved in 1993, as sales prices increased and NGL feedstock prices came down.

The company had higher overall sales volumes in 1993, due to the increased refinery runs and increased activity in the petroleum products spot market.

The slight increase in operating income from 1991 to 1992 was due to lower feedstock costs and a decline in operating expenses, mostly offset by lower petroleum products sales prices.
Feedstock costs were lower even though the change in the internal transfer pricing formula for NGL purchased from GPM reduced operating income by $7 million.

Special items in 1993 included an after-tax charge of $20 million for the writedown of an incinerator project and a $10 million
after-tax charge for the abandonment of a pipeline.   Special
items in 1992 included a property settlement gain related to a 1991 fire, which damaged the atmospheric residuum desulfurization unit at the Sweeny refinery. Special items in 1991 included after-tax asset-sale gains of $30 million, partly offset by $10 million in after-tax project cancellation costs and other charges to income.


Chemicals

                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------

Reported net income                         $75       41      186
Less special items                           23       (2)      20
- -----------------------------------------------------------------
Operating income                            $52       43      166
=================================================================


In 1993, operating income benefited from an increase in gross ethylene margins in the company's olefins operations. However, results in both 1993 and 1992 were negatively affected by continuous low margins in polyethylene operations. Market overcapacity kept polyethylene prices and margins low during these years.

The company's share of earnings from the Sweeny Olefins Limited
Partnership (SOLP) increased from $5 million in 1992 to more than $10 million in 1993.

The decrease in operating income from 1991 to 1992 is the result of lower olefin margins and losses from the company's plastics operations, partly offset by improved results for aromatics. In 1991 income also received significant benefits from business interruption insurance related to a 1989 accident at the Houston Chemical Complex (HCC).

Special items in 1993 included net after-tax asset-sale gains of $33 million from the sale of the assets of Aztec Catalyst Company and the sale of Phillips Fibers Corporation. These gains were partly offset by a $12 million after-tax writedown of assets held for sale resulting from the company's decision to exit from the catalyst business. Late in 1993, the company agreed to sell Catalyst Resources, Inc. (CRI) contingent on CRI's meeting certain conditions by the March 31, 1994, closing date. Special items in 1991 included final settlement of a prior year's business interruption insurance claim.

Corporate and Other

                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------

Reported Corporate and Other              $(339)    (320)    (467)
Less special items                          (15)      (1)     (73)
- -----------------------------------------------------------------
Adjusted Corporate and Other              $(324)    (319)    (394)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                 $(142)    (141)    (166)
Net interest                               (181)    (209)    (260)
Other                                        (1)      31       32
- -----------------------------------------------------------------
Adjusted Corporate and Other              $(324)    (319)    (394)
=================================================================


Corporate general and administrative expenses for 1993 and 1992 were down from 1991 as a result of cost savings realized through salary and other reductions from the company's Activity Value Analysis (AVA) program completed in March 1992. The Performance Incentive Program (PIP) was established in 1993 to improve company performance by providing most nonexecutive employees with additional compensation if key safety, operating and financial objectives were met. None of the PIP costs were charged to operating segments in 1993, but will be allocated in future years. The increased cost due to the PIP was offset by lower corporate Research and Development (R&D) costs. In 1993, corporate R&D staffs were realigned to more closely associate the R&D activities with the operating segments. This realignment resulted in lower R&D costs in corporate general and administrative expenses.

Net interest represents interest income and expense, net of capitalized interest. Net interest declined over the past three years, as the company has benefited from refinancing high-interest rate debt, the general decline in interest rates, and lower average outstanding debt.

Other consists primarily of the company's minerals, licensing and insurance operations, along with income tax items that are not directly associated with the operating segments on a stand-alone basis. The decrease in 1993, compared with 1992, is due to lower net premiums charged to the operating segments by the company's captive insurance subsidiary, coupled with lower minerals earnings due to charges for coal lease cancellations and an impairment for properties and leases expected to be released in 1994.

Special items in 1993 included an after-tax work force reduction charge of $26 million and after-tax accruals for pending claims of $32 million. These negative factors were partially offset by an after-tax benefit of $27 million from capital-loss carryforwards applied against the current year capital gains from asset sales, and after-tax interest income of $9 million from windfall profit tax refunds. In 1992, a $78 million benefit from revisions of prior year income tax accruals was offset by after-tax work force reduction charges of $62 million and other minor items. Special items in 1991 included an $80 million after-tax writedown of capitalized interest associated with offshore California properties, partly offset by after-tax interest income of $19 million related to federal excise tax refunds.


Income Statement Analysis

Revenues

Total revenues for 1993 were $12.5 billion, compared with $12.1 billion in 1992 and $13.3 billion in 1991. Sales and other operating revenues were up 3 percent in 1993, compared with 1992, primarily due to increased U.S. natural gas revenues and higher petroleum products sales volumes. The higher U.S. natural gas revenues were the result of higher overall sales prices. Other revenues increased in 1993 primarily as a result of asset sales.

Comparing 1992 with 1991, the decrease in sales and other operating revenues was primarily due to lower sales prices for most products, partly offset by higher U.S. natural gas prices. Other revenues decreased in 1992, compared with 1991, as a result of lower gains from asset sales and a decline in interest income.


Total Costs and Expenses

Total costs and expenses were up 3 percent from 1992 to 1993. Purchase costs increased primarily due to higher natural gas prices and higher crude oil purchase volumes in 1993. Selling, general and administrative expenses decreased due to lower work force reduction charges and benefits realized from cost cutting measures implemented in 1992, mostly offset by the costs of the PIP implemented in 1993 and accruals for pending claims. Depreciation, depletion, amortization and retirements increased slightly due to the writedown of certain catalyst business assets and charges associated with abandonment of a pipeline. Interest expenses were down due to debt refinancings, lower interest rates on fixed- and variable-rate debt, and lower average outstanding debt. Expenses in 1993 included a full year's effect of the preferred dividend requirements of the Phillips Gas Company preferred stock, which was issued in December 1992.

In comparing 1992 with 1991, total costs and expenses were down
9 percent. Purchase costs were lower, mainly due to lower prices for crude oil. Selling, general and administrative expenses were up in 1992, compared with 1991, primarily as a result of higher work force reduction charges. Exploration expenses were lower due to reduced dry hole costs and elimination of costs associated with a previously idled drilling rig which was sold in 1991. Depreciation, depletion, amortization and retirements showed a decline primarily because 1991 included a writedown of the company's offshore California properties. Interest expense was lower as a result of declining interest rates and the company's refinancing of high-interest-rate debt.


Income Taxes

The effective income tax rate was 55 percent in 1993, compared with 47 percent in 1992 and 78 percent in 1991. The 1992 tax provision and effective tax rate was low, compared with 1993 and 1991, primarily due to a $78 million benefit from revisions of prior year tax accruals. The high effective tax rate in 1991 was due to the predominance of highly taxed foreign income, coupled with U.S. losses, which were benefited at lower rates.


CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                            Millions of Dollars
                                          -----------------------
                                            1993    1992     1991
                                          -----------------------

Current ratio                                1.0      .9       .9
Long-term debt                            $3,208   3,718    3,876
Preferred stock of subsidiary             $  345     345        -
Stockholders' equity                      $2,688   2,698    2,757
Percent of long-term debt to capital*         51%     55       58
Percent of floating-rate debt to total
  debt                                        25%     54       20

*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


During 1993, the company's cash provided by operating activities was $1.3 billion. This was an increase of $400 million from a year ago. However, spending for capital programs and dividends exceeded the cash provided by operations. The company's cash and cash equivalent balances decreased to $119 million in 1993, from $131 million in 1992. The company's ratios of current assets to current liabilities reflect the company's plan, begun in 1991, to use various committed bank lines of credit instead of maintaining higher levels of cash. The company's short-term liquidity position at December 31, 1993, was stronger than indicated because the current costs of the company's inventories was approximately $360 million greater than their last-in, first-out
(LIFO) carrying value.

During 1993, the company extended its debt maturities by issuing $850 million of notes in the public market at interest rates ranging from 6.65 percent to 8.49 percent. The proceeds were used to pay down shorter-term variable-interest-rate bank debt, as well as to replace longer-term high-interest-rate debt.
During the year, the company redeemed its outstanding
8 7/8 percent and 7 5/8 percent debentures for $175 million. Interest incurred on debt declined by $77 million in 1993 because of the debt refinancings, lower interest rates on fixed- and variable-rate debt, and lower average debt.

The company has $1.7 billion of committed credit facilities with major banks. Of this, $159 million had been drawn at December 31, 1993. With respect to the undrawn balance, $114 million supports the noncurrent classification of the Long-Term Stock Savings Plan notes payable. Also, the company has a $250 million committed letter-of-credit-supported commercial paper program, under which $120 million had been issued at year-end. In December, the company filed with the Securities and Exchange Commission a shelf registration for $500 million of debt securities. This registration statement became effective in January 1994.

During 1993, the company sold and leased back its 70 percent interest in two tankers used to transport liquefied natural gas
(LNG) from Kenai, Alaska, to Japan. The two vessels were completed and placed in service during 1993. The company received $278 million for its 70 percent share of the vessels.

The company's G&GL operating subsidiary, GPM, is seeking acquisitions that could require funds in excess of those generated internally by GPM. To pursue these opportunities, GPM and a group of institutional investors formed GPM Gas Gathering L.L.C. (GGG), a limited liability company in which GPM owns a 50 percent equity interest. GPM sold to GGG a portion of its gas gathering assets in the West Texas region of the Permian Basin for $138 million. GPM will use the proceeds from the sale to acquire new gas gathering systems and to expand existing systems. GPM will continue to operate and to have priority access to the gathering assets sold to GGG through a long-term contract.

The company substantially exceeded its 1991 goal of completing
$500 million in asset sales by the end of 1993. Since late 1991, the company has received more than $650 million in net proceeds from such sales. The assets sold range from oil and gas properties to the company's Phillips Fibers Corporation subsidiary.

Most of the company's foreign operations use the local currency as the functional currency. The local currency reflects the expected economic effect of exchange rate fluctuations on cash flows and equity, since cash flows of the company's foreign operations are largely denominated in the local currency. Phillips hedges, where feasible and appropriate, foreign exchange exposures that affect cash flow.


Capital Spending

                                       Millions of Dollars
                                ---------------------------------
                                Estimated
                                     1994    1993    1992    1991
                                ---------------------------------
Exploration and Production         $  725     819     583     636
Gas and Gas Liquids                   147     116      73      81
Petroleum Products                    130      91     217     262
Chemicals                             166     162     249     346
Corporate and Other                    20      28      30      60
- -----------------------------------------------------------------
                                   $1,188   1,216   1,152   1,385
=================================================================
United States                      $  706     893     825   1,089
Foreign                               482     323     327     296
- -----------------------------------------------------------------
                                   $1,188   1,216   1,152   1,385
=================================================================


Capital spending for 1993 was $1.2 billion, about the same as 1992 and down from $1.4 billion in 1991. These amounts included $52 million, $162 million and $252 million in 1993, 1992 and 1991, respectively, for rebuilding the HCC facilities. Also included were $127 million, $54 million and $44 million in 1993, 1992 and 1991, respectively, for construction of two liquefied natural gas tankers.

Phillips 1994 capital spending is expected to be approximately $1.2 billion, targeted to areas of strategic importance to the company, including: meeting safety and environmental needs, profitably replacing oil and gas reserves, increasing NGL and raw gas throughput, and improving downstream profitability.

The estimated capital spending amount for 1994 includes carryover commitments of $422 million.

Upstream projects--including Exploration and Production (E&P) and
G&GL operations--continue to be the focus of Phillips' capital program, accounting for about 75 percent of both 1993 actual and 1994 expected expenditures.

Capital spending for E&P during the three-year period from 1991 through 1993 included several major development projects, including J-Block in the U.K. North Sea, the Embla field in Norway and the Xijiang fields offshore China. The major focus of the 1994 capital budget will be on the continued development of J-Block and the Xijiang fields, as well as on Ekofisk projects in Norway. Additional capital funds are being directed to exploratory drilling in North America, Norway, the United Kingdom, Nigeria, Tunisia, Papua New Guinea, Italy and Egypt. About half of the 1994 U.S. exploratory budget is targeted to subsalt projects in the Gulf of Mexico.

Capital spending in the G&GL business increased significantly in 1993, reflecting the company's focus on increasing throughput volumes and processing capacity for this business. This trend is expected to continue in 1994. The increase in 1993 funded the acquisition of four processing plants and associated gathering systems in West Texas, the building of a new gas processing plant in New Mexico and the restarting of an idle plant in central Texas. Capital expenditures in 1992 and 1991 included acquisition of supply-backed gathering systems and consolidation of two processing plants in West Texas.

Petroleum Products' capital spending declined in 1993 as several major projects were completed. During 1991 through 1993, expenditures were made for modifying equipment at the Borger, Texas, refinery to produce low-sulfur diesel fuel; upgrading the Sweeny and Borger, Texas, refineries to meet new environmental standards; and renovating feedstock pipelines and product terminals. The major focus of the 1994 capital budget will be meeting additional safety and environmental requirements, and operating expenditures and projects designed to improve efficiency.

After several years of large capital expenditures for new polyethylene facilities at HCC and a major ethylene facility at the Sweeny, Texas, facility, capital spending for Chemicals declined in 1993. Capital expenditures in 1993 were directed toward several projects at HCC, including a major upgrade of polypropylene operations. The capital budget for 1994 reflects projects designed to improve operating efficiency, including improvement projects in the aromatics and polypropylene business lines.


Contingencies

Legal and Tax Matters

The U.S. Tax Court in July 1993 issued a second ruling related to income received from sales of LNG manufactured at the company's 70-percent-owned Kenai, Alaska, plant to two utility companies in Japan. The ruling supported the company's position that more than 50 percent of the income at issue was from a foreign source. The ruling favorably affects the company's income tax liability for the years 1975 through 1978, and the tax liability for these LNG sales for all subsequent years. These sales had been classified as U.S. income by the Internal Revenue Service. In a 1991 decision in the same case, the court had invalidated a regulation that purported to classify such income as entirely domestic. Though a final, favorable settlement of this issue would have a material, positive effect on Phillips' net income and cash position, the ruling is subject to appeal by the Internal Revenue Service. It remains too early to determine the outcome, when the issues will be resolved, or the final financial effect.

In February 1994, the U.S. Internal Revenue Service completed its examination of the company's income tax returns for 1989 and 1990, which resulted in proposed adjustments totaling approximately $80 million, including interest, all of which was previously accrued. The company plans to pay the assessment and then file a claim for refund contesting a significant portion of that amount.

The company continues to defend claims made by plaintiffs resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's HCC facilities. All suits involving fatalities and most of those involving serious physical injury have been settled.

Since December 31, 1993, the company has settled or agreed in principle to settle about 250 claims, including 191 on March 2, 1994. The March 2 agreement was for an amount in excess of what the company had previously anticipated for those claims. The agreement occurred in the third week of a trial of 15 of the 191 claims, which commenced in February 1994. The agreement resulted from a mediation of all 191 claims ordered during the trial. Based on this event and the company's anticipated future liability exposure in the remaining unsettled cases, an additional accrual was reflected in 1993. Most of the approximately 150 remaining claimants seek compensatory and punitive damages, primarily for psychological injury.

Because of the nature of personal injury litigation, the company cannot predict with certainty the amount of damages or other costs it may incur in settling and trying the remaining claims. Phillips believes, however, that should the ultimate cost of the disposition of such claims, either by settlement or after trial, exceed its remaining liability insurance plus amounts for which the company has made provision, such excess would not have a material adverse impact on the company's financial position.

Phillips provides for costs related to contingencies when a loss is probable and the amounts can be reasonably estimated. The ultimate resolution of known contingencies, to the extent not previously provided, is not expected to have a material adverse impact on the company's financial position. However, such additional costs could be material to the operating results or cash flows of a particular year or quarter.

Environmental

Most aspects of the businesses in which the company engages are subject to various foreign, federal, state and local environmental laws and regulations. The company, as well as other companies in the petroleum or chemical industries, incurs costs for preventive and corrective actions at facilities and waste disposal sites.

Phillips may be obligated to take remedial action as the result of the enactment of laws, such as the federal Superfund law, the issuance of new regulations, or as a result of leaks and spills. In addition, an obligation may arise when a facility is closed or sold. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practice and procedures that were considered acceptable under regulations, if any, existing at the time, but will now require investigatory or remedial work to adequately protect the environment.

At year-end 1992, Phillips reported 51 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Of these sites, 11 were resolved during the year through consent decrees, deposits into trust funds or otherwise. Also during the year, 23 sites were added. Of the 63 sites at year-end 1993, the company believes it has a legal defense or its records indicate no involvement for 24 sites. At 12 sites, present information indicates that it is reasonably likely that the company's exposure is less than $100,000 per site. At four, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the remaining sites, the company has provided for any probable costs that can be reasonably estimated. Any additional costs related to these sites are not expected to be material to the company's financial position. However, such additional costs could be material to the operating results or cash flows of a particular year or quarter.

For those sites where it is probable that future costs will be incurred and these costs can be reasonably estimated, reserves have been recorded in the consolidated balance sheet. At December 31, 1993, accruals of $13 million had been made for the company's PRP sites. In addition, the company has accrued
$88 million for planned remediation activities, including sites where no claims have been asserted, and $14 million for other environmental litigation. No one site represents more than 15 percent of the total. Expensed environmental costs were $234 million in 1993 and are expected to be approximately the same in 1994 and 1995. Capitalized environmental costs were $86 million in 1993, and are expected to be approximately
$100 million per year in both 1994 and 1995.

Phillips does not consider the number of sites at which it has been designated a PRP as a relevant measure of liability. Some companies may be involved in few sites but have much larger liabilities than companies involved in many more sites. Although the liability of a PRP is generally joint and several, the company is usually one of many companies cited as a PRP at these sites, and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, the PRPs normally assess site conditions, apportion responsibility and determine the appropriate remediation. In some instances, Phillips may have no liability or attain a settlement of liability.

The actual cleanup costs generally occur after the PRPs obtain
EPA or equivalent state agency approval. After an investigation and assessment, the company makes accruals for planned remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated.

The ultimate costs of remediation of sites for which the company has been designated as a PRP is not determinable due to such unknown factors as the magnitude of cleanup costs, the time and extent of remedial actions that may be required, and the company's liability in proportion to other responsible parties. However, based on information available at this time, the ultimate resolution of these matters, to the extent not previously provided, is not expected to have a material adverse impact on the company's financial position. Such additional costs could be material to the operating results or cash flows of a particular year or quarter.


Other

Phillips has deferred tax assets for certain accrued liabilities, loss carryforwards and the alternative minimum tax. Valuation allowances reduce these assets to an amount that is likely to be
realized.   Uncertainties that may affect the realization of
these assets include the future level of product prices, costs and tax rates. Therefore, the company reviews these assets periodically and adjusts the related allowances as needed. By realizing net capital gains on asset sales during 1993, the company reduced its valuation allowance because part of its capital-loss carryforward offset the net capital gains.


New Accounting Standards

Effective January 1, 1993, the company adopted FASB Statement
No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The Statement was issued in December 1992 and was effective in 1993. This Statement applies to the company's captive insurance subsidiary and requires that the company show the total amount receivable from reinsurance, instead of netting the anticipated insurance recovery against the related liability account. This increased both long-term receivables and liabilities by $76 million. There was no impact on net income.


OUTLOOK

Phillips anticipates that the economy will continue its recovery in 1994. The company does not expect large improvements in prices or margins during the year, but does expect crude prices to begin recovering and natural gas prices to remain near current levels. Also, the company expects to benefit from its continuing cost-reduction efforts and increased operating efficiencies.

In December 1993, Phillips Petroleum Company Norway, as operator for the Phillips Norway Group, submitted to the Norwegian government a detailed Plan for Development and Operation (PDO) for the Ekofisk development. The PDO provided technical and commercial details of the plan for the proposed Ekofisk II development, as well as an alternate plan, Ekofisk 2011. Both alternatives complied with the Norwegian Petroleum Directorate's
(NPD) requirements. Ekofisk II included new processing and transportation facilities outside the area of seabed subsidence and new wellhead platforms built to withstand future subsidence. The Ekofisk 2011 alternative was a medium-term plan to provide continued safe, effective operations within the current Ekofisk license period, which ends in August 2011.

Following discussions with the Norwegian government authorities, Phillips Petroleum Company Norway and its co-venturers (Phillips Norway Group) modified the long-term Ekofisk II solution outlined in the PDO submitted on December 31, 1993. This modification stemmed from further technical studies and the government's informing the Phillips Norway Group that certain aspects of the Ekofisk II plan, as described in the PDO document, were not acceptable. The modified Ekofisk II plan consists of a new processing and transportation platform and a single new wellhead platform, all to be located within the subsidence area.
Phillips' share of capital expenditures for the new facilities and wellhead platform, to be installed in or before 1998, is about $1.1 billion. Design for the new facilities began in the first quarter of 1994. It is anticipated that the wellhead platform will be installed in 1996 and the process/transportation platform installed in 1998.

The modified plan proposes making greater use of the existing Ekofisk infrastructure and will be in accordance with Norwegian safety requirements. It is also expected to lower future operating costs, to be comparable with the original Ekofisk II plan. The modified plan continues to effectively address future long-term production, transportation, processing and reservoir management issues, while retaining the values reflected in the original Ekofisk II plan for members of the Phillips Norway Group. The Ekofisk II modified plan will be proposed subject to extension of production and pipeline transportation licenses to correspond with the economic life of the field, royalty exemption on oil and NGL production, deferral of removal of existing facilities, and the Norwegian government's agreement to other fiscal incentives.

The modified technical plan has been provided to the Norwegian authorities. Discussions concerning the PDO are expected to continue and an amended PDO is scheduled to be submitted in mid-March. It is anticipated that a recommendation about the Ekofisk development will be made by the Norwegian authorities in the spring session of the Norwegian Storting, or parliament, and that the Storting will make its decision later in the spring session.

In connection with developing the plans for the Norwegian government, a review was made of dismantlement costs for existing facilities. That review resulted in an increase in provisions for abandonment costs, but the impact on results of operations and financial position was not material in 1993 and is not expected to be material in any future year.

Net production from the Point Arguello field, offshore California, is projected to be approximately 4,600 barrels of oil per day lower because one of the conditions of the tankering permit was not met by February 1, 1994. Interim tankering was temporarily halted when sufficient commitment had not been made to a pipeline under throughput agreements. This commitment is needed to allow the pipeline company to obtain financing to construct a pipeline to increase pipeline capacity from Gaviota, near Santa Barbara, to Los Angeles. When the permit condition is met, in an estimated two months to one year, tankering is expected to resume and production will return to higher levels. Tankering of Point Arguello oil will cease once the pipeline is completed or on January 1, 1996, whichever comes first.

Government environmental regulations continue to affect the company's downstream operations. The Clean Air Act of 1990 mandated cleaner-burning, oxygenated gasoline in nine urban areas in 1992. Phillips blends methyl tertiary-butyl ether (MTBE) or ethanol into gasoline in areas where oxygenated fuel is required. MTBE is manufactured at the company's Sweeny facility, but the company has decided to continue to purchase additional oxygenate supplies to avoid the large capital investment that would be needed to increase capacity. The final rules for cleaner-burning gasolines, which require new gasoline formulas to be ready for sale by 1995, were established in late 1993. The switch to reformulated gasoline production and distribution is extremely complex and the company plans to make decisions about producing reformulated gasoline for specific markets during 1994. Phillips sells gasolines in three cities affected by the mandate--Chicago, Houston and Milwaukee.

The company and Sumika Polymers America Corporation, a subsidiary of Sumitomo Chemical Company (Sumitomo), plan to decide in the first half of 1994 whether to construct a new 270-million-pound-per-year polypropylene plant at HCC by 1996. If the project is approved, the plant would be built by Phillips Sumika Polypropylene Company, a partnership between Phillips and Sumitomo. The project would increase HCC's polypropylene capacity by more than 50 percent. Funding for the project would be provided by Sumitomo in exchange for an interest in Phillips' existing polypropylene business.

Phillips is planning to increase its participation in the growing plastic markets in Asia by expanding its Singapore polyethylene facility. The expansion is expected to be funded partly by a $93 million non-recourse project loan and partly by selling additional equity to other parties. The sale of additional equity will reduce Phillips' equity interest in the company that owns the polyethylene facility from 86 percent to 50 percent. This expansion will double the Singapore facility's linear polyethylene capacity to more than 800 million pounds a year and is expected to be completed by 1997.

Phillips has non-contributory defined benefit retirement plans covering substantially all employees. In 1986, the company restructured its principal retirement plan. After the restructuring, a surplus of $125 million remained in the plan. At that time, the company anticipated that funding would have to be resumed in three to four years. However, because of the plan's successful investment experience, plan assets exceeded plan liabilities until 1993. In 1994, the company expects to contribute approximately $55 million to meet current funding requirements.

The year 1993 ended with the company's downstream margins depressed and average realized worldwide crude oil sales prices at their lowest levels since 1988. If crude oil prices and downstream margins remain low, earnings and cash flow could be negatively affected and it may be necessary for the company to revise its current and future spending program.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations, asset sales and financing. Over the next few years, the company plans to maintain its long-term debt level around $3.5 billion.

Phillips recognizes that the financial performance of the businesses in the industries in which the company operates are subject to significant fluctuations, and are affected by the uncertainty of oil and natural gas prices. The company plans to continue to operate as an integrated domestic petroleum company, focusing on improving its core operations and on the pursuit of its worldwide exploration and production program.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    PHILLIPS PETROLEUM COMPANY

                  INDEX TO FINANCIAL STATEMENTS


                                                        Page
                                                  --------------

Report of Independent Auditors.....................       46

Consolidated Statement of Income for the years
  ended December 31, 1993, 1992 and 1991...........       47

Consolidated Balance Sheet at December 31, 1993
  and 1992.........................................       48

Consolidated Statement of Cash Flows for the years
  ended December 31, 1993, 1992 and 1991...........       49

Consolidated Statement of Changes in Stockholders'
  Equity for the years ended December 31, 1993,
  1992 and 1991....................................       50

Accounting Policies................................       51

Notes to Financial Statements......................       54

Supplementary Information

     Oil and Gas Operations........................       78

     Selected Quarterly Financial Data.............       94


             INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule V--Properties, Plants and Equipment.......       99

Schedule VI--Accumulated Depreciation, Depletion
               and Amortization of Properties,
               Plants and Equipment................      100

Schedule VIII--Valuation Accounts and Reserves.....      101


All other schedules are omitted because they are either not required, not significant, not applicable or the information is shown in another schedule, the financial statements or in the notes to financial statements.

                  REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index in Item 8. These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 1992 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and effective January 1, 1991 the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


                                   ERNST & YOUNG
                                   -------------
                                   ERNST & YOUNG
Tulsa, Oklahoma
March 8, 1994

- ------------------------------------------------------------------
Consolidated Statement of Income        Phillips Petroleum Company

Years Ended December 31                    Millions of Dollars
                                       ---------------------------
                                          1993      1992      1991
                                       ---------------------------
Revenues
Sales and other operating revenues     $12,309    11,933    12,604
Business interruption insurance             14        38       391
Equity in earnings of
  affiliated companies                      66        65        43
Other revenues                             156       104       221
- ------------------------------------------------------------------
    Total Revenues                      12,545    12,140    13,259
- ------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products         7,498     7,063     7,766
Production and operating expenses        2,222     2,197     2,270
Exploration expenses                       256       252       297
Selling, general and
  administrative expenses                  597       609       562
Depreciation, depletion,
  amortization and retirements             841       820     1,190
Taxes other than income taxes              283       310       266
Interest and expense on indebtedness       278       376       457
Preferred dividend requirements of
  subsidiary                                32         2         -
- ------------------------------------------------------------------
    Total Costs and Expenses            12,007    11,629    12,808
- ------------------------------------------------------------------
Income before income taxes,
  extraordinary items and cumulative
  effect of changes in accounting
  principles                               538       511       451
Provision for income taxes                 293       241       353
- ------------------------------------------------------------------
Income before Extraordinary Items
  and Cumulative Effect of Changes
  in Accounting Principles                 245       270        98
Extraordinary items                         (2)      (46)      213
Cumulative effect of changes in
  accounting principles                      -       (44)      (53)
- ------------------------------------------------------------------
Net Income                             $   243       180       258
==================================================================

Per Share of Common Stock
Income before extraordinary items
  and cumulative effect of changes
  in accounting principles             $   .94      1.04       .38
Extraordinary items                       (.01)     (.18)      .82
Cumulative effect of changes in
  accounting principles                      -      (.17)     (.21)
- ------------------------------------------------------------------
Net Income                             $   .93       .69       .99
==================================================================

Average Common Shares Outstanding
  (in thousands)                       261,015   259,979   259,458
- ------------------------------------------------------------------
See Accounting Policies and Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company

At December 31                                Millions of Dollars
                                              -------------------
                                                 1993        1992
                                              -------------------
Assets
Cash and cash equivalents                     $   119         131
Accounts and notes receivable
  (less allowances: 1993--$14; 1992--$16)       1,248       1,268
Inventories                                       538         664
Deferred income taxes                             170         151
Prepaid expenses and other current assets         118         135
- -----------------------------------------------------------------
    Total Current Assets                        2,193       2,349
Investments and long-term receivables             543         451
Properties, plants and equipment (net)          7,961       8,489
Deferred income taxes                              98         116
Deferred charges                                   73          63
- -----------------------------------------------------------------
Total                                         $10,868      11,468
=================================================================

Liabilities
Accounts payable                              $ 1,199       1,293
Long-term debt due within one year                 18         100
Accrued income and other taxes                    858         941
Other accruals                                    196         183
- -----------------------------------------------------------------
    Total Current Liabilities                   2,271       2,517
Long-term debt                                  3,208       3,718
Accrued dismantlement, removal and
  environmental costs                             502         481
Deferred income taxes                             901       1,022
Other liabilities and deferred credits            936         673
- -----------------------------------------------------------------
Total Liabilities                               7,818       8,411
- -----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                              362         359
- -----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares authorized
  at $1.25 par value
    Issued (277,180,511 shares)
        Par value                                 346         346
        Capital in excess of par                  977         950
    Treasury stock (at cost: 1993--15,700,279
      shares; 1992--16,949,496 shares)           (885)       (960)
Foreign currency translation adjustments          (14)         19
Unearned employee compensation--Long-Term
  Stock Savings Plan                             (487)       (523)
Earnings employed in the business               2,751       2,866
- -----------------------------------------------------------------
Total Stockholders' Equity                      2,688       2,698
- -----------------------------------------------------------------
Total                                         $10,868      11,468
=================================================================
See Accounting Policies and Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Statement of Cash Flows   Phillips Petroleum Company

Years Ended December 31                    Millions of Dollars
                                        -------------------------
                                           1993     1992     1991
                                        -------------------------
Cash Flows from Operating Activities
Net income                              $   243      180      258
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, depletion,
      amortization and retirements          841      820    1,190
    Dry hole costs and leasehold
      impairment                            122      111      121
    Deferred taxes                          (48)    (302)    (193)
    Cumulative effect of accounting
      changes                                 -       44       53
    Extraordinary items                       2       46     (213)
    Decrease (increase) in accounts
      and notes receivable                  (20)     (31)     332
    Decrease in inventories                  80       22       17
    Decrease (increase) in prepaid
      expenses and other current assets     (11)      63      (31)
    Increase (decrease) in accounts
      payable                                28       82     (267)
    Decrease in taxes and other accruals    (34)    (165)     (94)
    Other                                   105       38     (143)

- -----------------------------------------------------------------
Net Cash Provided by Operating Activities 1,308      908    1,030
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures, including dry
  hole costs                             (1,216)  (1,152)  (1,385)
Proceeds from property insurance             17       21        -
Property dispositions                       468      123      192
Investment purchases                        (10)     (25)    (196)
Investment sales                            336      242       56
- -----------------------------------------------------------------
Net Cash Used for Investing Activities     (405)    (791)  (1,333)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                          2,613    3,603    2,674
Repayment of debt                        (3,209)  (3,851)  (2,639)
Issuance of company stock                    19       11        7
Issuance of preferred stock of
  subsidiary                                  -      333        -
Purchase of company stock                    (4)      (4)      (4)
Dividends paid                             (292)    (291)    (291)
Other                                       (42)      99        -
- -----------------------------------------------------------------
Net Cash Used for Financing Activities     (915)    (100)    (253)
- -----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                               (12)      17     (556)
Cash and cash equivalents at
  beginning of year                         131      114      670
- -----------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                           $   119      131      114
=================================================================
See Accounting Policies and Notes to Financial Statements.

- ----------------------------------------------------------------------------
Consolidated Statement of Changes                 Phillips Petroleum Company
in Stockholders' Equity


                                                   Shares of Common Stock
                                                 ---------------------------
                                                                     Held in
                                                      Issued        Treasury
                                                 ---------------------------
December 31, 1990                                277,180,511      18,460,827
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                              (1,061,992)
Recognition of LTSSP unearned
  compensation
Current period translation adjustment
Other                                                                    744
- ----------------------------------------------------------------------------
December 31, 1991                                277,180,511      17,399,579
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                                (451,380)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Translation adjustments recognized
  upon disposal of foreign investments
Issuance costs for preferred
  stock of subsidiary
Other                                                                  1,297
- ----------------------------------------------------------------------------
December 31, 1992                                277,180,511      16,949,496
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                              (1,249,217)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Other
- ----------------------------------------------------------------------------
December 31, 1993                                277,180,511      15,700,279
============================================================================




- ----------------------------------------------------------------------------
Consolidated Statement of Changes                 Phillips Petroleum Company
in Stockholders' Equity


                                                  Millions of Dollars
                                          ----------------------------------
                                                     Common Stock
                                          ----------------------------------
                                            Par       Capital in    Treasury
                                          Value    Excess of Par       Stock
                                          ----------------------------------

December 31, 1990                          $346              914      (1,066)
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                          22          67
Recognition of LTSSP unearned
  compensation
Current period translation adjustment
Other                                                          3
- ----------------------------------------------------------------------------
December 31, 1991                           346              939        (999)
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                           9          39
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Translation adjustments recognized
  upon disposal of foreign investments
Issuance costs for preferred
  stock of subsidiary
Other                                                          2
- ----------------------------------------------------------------------------
December 31, 1992                           346              950        (960)
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                          22          75
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Other                                                          5
- ----------------------------------------------------------------------------
December 31, 1993                          $346              977        (885)
============================================================================




- ----------------------------------------------------------------------------
Consolidated Statement of Changes                 Phillips Petroleum Company
in Stockholders' Equity


                                              Millions of Dollars
                                     ---------------------------------------
                                         Foreign      Unearned
                                        Currency      Employee      Earnings
                                     Translation  Compensation   Employed in
                                     Adjustments       --LTSSP  the Business
                                     ---------------------------------------

December 31, 1990                           $  2          (600)        3,123
Net income                                                               258
Cash dividends paid on common stock                                     (291)
Distributed under incentive
  compensation plans                                                     (66)
Recognition of LTSSP unearned
  compensation                                              40
Current period translation adjustment          5
Other
- ----------------------------------------------------------------------------
December 31, 1991                              7          (560)        3,024
Net income                                                               180
Dividends paid on common stock                                          (291)
Distributed under incentive
  compensation plans                                                     (44)
Recognition of LTSSP unearned
  compensation                                              37
Tax benefit of dividends on
  unallocated LTSSP shares                                                 9
Current period translation adjustment         19
Translation adjustments recognized
  upon disposal of foreign investments        (7)
Issuance costs for preferred
  stock of subsidiary                                                    (12)
Other
- ----------------------------------------------------------------------------
December 31, 1992                             19           (523)       2,866
Net income                                                               243
Cash dividends paid on common stock                                     (292)
Distributed under incentive
  compensation plans                                                     (74)
Recognition of LTSSP unearned
  compensation                                               36
Tax benefit of dividends on
  unallocated LTSSP shares                                                 8
Current period translation adjustment        (33)
Other
- ----------------------------------------------------------------------------
December 31, 1993                           $(14)          (487)       2,751
============================================================================
See Accounting Policies and Notes to Financial Statements.

- -----------------------------------------------------------------
Accounting Policies                    Phillips Petroleum Company


o Consolidation Principles and Investments--Majority-owned, controlled subsidiaries are consolidated. Investments in affiliates in which the company owns 20 percent to 50 percent of voting control are generally accounted for under the equity method. Undivided interests in natural resource joint ventures are consolidated on a pro rata basis. Other securities and investments are generally carried at cost.

o Cash Equivalents--Cash equivalents are highly liquid short-term investments that are readily convertible to known amounts of cash and generally have original maturities within three months from their date of purchase.

o Inventories--Crude oil and petroleum and chemical products are valued at cost, which is lower than market in the aggregate, primarily on the last-in, first-out (LIFO) basis. Materials and supplies are valued at or below average cost.

o Oil and Gas Exploration and Development--Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

   Property Acquisition Costs--Oil and gas leasehold acquisition costs are capitalized. Leasehold impairment is recognized based on exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

   Exploratory Costs--Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are capitalized when incurred. If exploratory wells are determined to be commercially unsuccessful or dry holes, applicable costs are expensed.

   Development Costs--Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

   Impairment of Proved Properties--For "ceiling test" calculations, all proved properties are evaluated in the aggregate using the estimated undiscounted cash flows of one worldwide cost center, based on end of period prices and costs. Additionally, the estimated undiscounted cash flows of high-cost proved properties, based on expected future prices and costs, are evaluated prior to start-up of commercial production and any significant impairment is recognized currently.

   Depletion and Amortization--Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using the estimated proved developed oil and gas reserves.

o Depreciation and Amortization--Depreciation and amortization of properties, plants and equipment are determined by the group straight-line method, the individual unit straight-line method or the unit-of-production method, applying the method considered most appropriate for each type of property.

o Property Dispositions--When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

o Maintenance and Repairs--Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized.

o Dismantlement, Removal and Environmental Costs--The estimated undiscounted costs, net of salvage values, of dismantling and removing major facilities, including necessary site restoration, are accrued using either the unit-of-production or the straight-line method.

   Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefits, are expensed. Liabilities for these expenditures are recorded when environmental assessments or cleanups are probable, and the costs can be reasonably estimated.

o Foreign Currency Translation--Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in current earnings. Most of the company's foreign operations use the local currency as the functional currency.

o Income Taxes--Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities, except for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. Allowable tax credits are applied currently as reductions of the provision for income taxes.

o Income Per Share of Common Stock--Income per share of common stock is calculated based upon the daily weighted-average number of common shares outstanding during the year, including shares held by the company's Long-Term Stock Savings Plan (LTSSP).

- -----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Extraordinary Items and Accounting Changes

During 1993, 1992 and 1991, the company incurred before-tax extraordinary losses of $3 million, $71 million and $65 million, respectively, attributed to call premiums paid on the early retirement of debt. The after-tax losses were $2 million, $46 million and $43 million, $.01, $.18 and $.16 per share, respectively, in 1993, 1992 and 1991.

In 1991, the company recognized a before-tax extraordinary gain of $388 million from a settlement that concluded all claims under the company's replacement cost property insurance related to an accident that destroyed polyethylene facilities at the Houston Chemical Complex (HCC) in October 1989. The after-tax gain was $256 million, $.98 per share.

Effective January 1, 1993, the company adopted FASB Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The Statement was issued in December 1992 and was effective in 1993. This Statement applies to the company's captive insurance subsidiary and requires that the company show the total amount receivable from reinsurance instead of netting the anticipated insurance recovery against the related liability account. This increased both long-term receivables and liabilities by $76 million. There was no impact on net income.

Effective January 1, 1992, the company adopted FASB Statement
No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement No. 109 as of January 1, 1992, decreased 1992 net income by $44 million, $.17 per share. Prior years' financial statements have not been restated.

Effective January 1, 1991, the company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its U.S. plans and elected immediate recognition of the $81 million net transition obligation. There was no effect on income before extraordinary items and cumulative effect of changes in accounting principles. The cumulative effect of the change on prior years decreased 1991 net income by $53 million, $.21 per share. The company is not required to adopt Statement No. 106 for foreign retirees until 1995 and the effect is not expected to be material.

Note 2--Writedown of Offshore California Investments

In the fourth quarter 1991, the company recorded a before-tax charge of $369 million to write down the carrying value of its offshore California Point Arguello oil and gas field to $140 million. The writedown reduced 1991 net income $244 million, $.94 per share.


Note 3--Inventories

Inventories at December 31 consisted of the following:

                                              Millions of Dollars
                                              -------------------
                                              1993           1992
                                              -------------------

Crude oil and petroleum products              $190            248
Chemical products                              245            300
Materials, supplies and other                  103            116
- -----------------------------------------------------------------
                                              $538            664
=================================================================


Inventories valued on a LIFO basis totaled $362 million and $478 million at December 31, 1993 and 1992, respectively, and would have been approximately $360 million and $508 million higher, respectively, had they been valued using the first-in, first-out (FIFO) method.


Note 4--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1993           1992
                                              -------------------
Investments in and advances to affiliated
  companies                                   $403            389
Long-term receivables                          116             35
Other investments                               24             27
- -----------------------------------------------------------------
                                              $543            451
=================================================================

Earnings employed in the business at December 31, 1993, included $89 million relating to undistributed earnings of affiliated companies. Distributions received from affiliated companies were $88 million, $79 million and $59 million in 1993, 1992 and 1991, respectively.

Summarized financial information for all affiliated companies, partnerships and joint ventures, accounted for using the equity method, is shown below.

                                           Millions of Dollars
                                       --------------------------
                                         1993      1992      1991
                                       --------------------------

Revenues                               $2,280     2,294     1,977
Income before income taxes                586       578       422
Net income                                353       387       257
Current assets                            534       534       562
Other assets                            2,639     2,371     2,603
Current liabilities                       461       481       583
Other liabilities                       1,480     1,365     1,284


The company owns a 50 percent interest in the Sweeny Olefins Limited Partnership (SOLP), which owns and operates a 1.5-billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery. During construction, the company made advances to the partnership under a subordinated loan agreement to fund certain costs related to completing the project. The outstanding advances at December 31, 1991, of $192 million increased to $211 million in 1992. During the fourth quarter of 1992, the company sold participating interests in the subordinated loan agreement to a syndicate of banks for $211 million under a participation agreement. The banks have the right to receive principal and interest paid by SOLP under the subordinated loan agreement after retention of an interest margin by the company. The sale of this receivable is subject to recourse in that the company has a contingent obligation to pay the amounts due the participating banks in the event that SOLP fails to pay. It is not economically practicable to estimate the fair value of the company's obligations to SOLP or to the participating banks. The uncollected balance of the subordinated loan at December 31, 1993, was $212 million.

Although the company met its obligation for construction funding in 1992, the company has a continuing obligation to make advances under the subordinated loan agreement in the event the partnership has insufficient cash flow to pay the current interest due on the amount outstanding under the subordinated loan agreement. During 1993 and 1992, the company was required to make advances of $1 million and $19 million, respectively. Receivables from and payables to SOLP were $17 million and $11 million at December 31, 1993, and $23 million and $12 million at December 31, 1992, respectively.

SOLP has agreements for Phillips to provide specified quantities of feedstocks, which SOLP is committed to take, purchase specified quantities of finished products, and provide plant operating and marketing services.

In 1993 and 1992, respectively, SOLP purchased $205 million and $210 million in feedstocks from Phillips and sold $114 million and $125 million of finished products to the company. SOLP made payments to Phillips for plant operating and marketing services of $20 million and $19 million in 1993 and 1992, respectively.

During 1993, the company's subsidiary, GPM Gas Corporation (GPM), formed GPM Gas Gathering L.L.C. (GGG), a limited liability company in which GPM owns a 50 percent equity interest. GPM sold to GGG a portion of its gas gathering assets in the West Texas region of the Permian Basin for $138 million. GGG will provide gas gathering services to GPM under a long-term contract.
Because of GPM's continuing involvement in the business of GGG, a $22 million gain from the sale of the assets has been deferred and will be recognized over the remaining life of the gathering facilities.


Note 5--Properties, Plants and Equipment

The company's investment in properties, plants and equipment (at cost) at December 31 is summarized as follows:

                                              Millions of Dollars
                                              -------------------
                                                 1993        1992
                                              -------------------

Exploration and Production                    $ 9,364       9,593
Gas and Gas Liquids                             1,464       1,606
Petroleum Products                              3,688       3,806
Chemicals                                       2,430       2,470
Corporate and Other                             1,092       1,102
- -----------------------------------------------------------------
                                               18,038      18,577
Accumulated depreciation, depletion
  and amortization                             10,077      10,088
- -----------------------------------------------------------------
                                              $ 7,961       8,489
=================================================================


Note 6--Accrued Dismantlement, Removal and Environmental Costs

At December 31, 1993, the company had accrued dismantlement and removal costs of $414 million, of a total probable $675 million, primarily related to worldwide offshore production facilities and to production facilities at Prudhoe Bay. These costs are accrued primarily on the unit-of-production method.

Phillips had also accrued environmental costs, primarily related to cleanup of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations and other various costs, of $72 million at December 31, 1993. Phillips had also accrued $16 million of environmental costs associated with discontinued or sold operations at December 31, 1993.

Accruals of $27 million for environmental matters, which are in the litigation process, are included in Other Liabilities and Deferred Credits, and are not included in the amounts above.

Note 7--Debt

Long-term debt due after one year at December 31 consisted of the following:

                                             Millions of Dollars
                                            ---------------------
                                              1993           1992
                                            ---------------------
9 1/2% Notes Due 1997                       $  299            299
9 3/8% Notes Due 20ll                          349            349
9.18% Notes Due September 15, 2021             300            300
9% Notes Due 2001                              250            250
8 7/8% Debentures Due 2000                       -            103
8.86% Notes Due May 15, 2022                   250            250
8.49% Notes Due January 1, 2023                250              -
7.92% Notes Due April 15, 2023                 250              -
7 5/8% Debentures Due 2001                       -             69
7.20% Notes Due November 1, 2023               250              -
6.65% Notes Due March 1, 2003                  100              -
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 Due 2007                          20             20
Revolving debt due to banks and others
  through 1999 at 3 3/8% - 6 7/16%             278          1,440
Guarantees of LTSSP bank loan and notes
  payable at 2 15/16% - 3 7/8%                 510            535
Medium-Term Notes Due Various Years            100            100
Other obligations                                2              3
- -----------------------------------------------------------------
                                            $3,208          3,718
=================================================================


Maturities of long-term debt in 1994 through 1998 are:
$18 million (included in current liabilities), $91 million, $28 million, $862 million and $125 million, respectively.

Under the LTSSP $400 million 15-year-term bank loan, any participating bank in the syndicate of lenders may cease to participate on November 30, 1997, by giving not less than 180 days' prior notice to the LTSSP and the company. Because of this option, all of the remaining $397 million due under this loan has been included in the maturities above for 1997. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 1999. Each bank participating in the LTSSP loan has the optional right, if the current directors or their approved successors cease to be a majority of the Board, and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice.

The LTSSP notes payable have scheduled maturities through 1998, and are supported by irrevocable bank letters of credit with a scheduled expiration date of July 1994. (See Note 16 for additional discussion of the LTSSP.) As part of its revolving debt, the company has a $250 million commercial paper program supported by a direct-pay irrevocable bank letter of credit with a scheduled expiration date of September 1997. At December 31, 1993, $120 million of commercial paper had been issued. The majority of the LTSSP notes and all of the revolving debt, including the commercial paper, have been classified as noncurrent based on the company's ability and intent to refinance them on a long-term basis.

Each bank providing an irrevocable letter of credit for the LTSSP notes and the commercial paper program has the optional right, if the current directors or their approved successors cease to be a majority of the Board, and upon not less than 90 days' notice, to terminate its obligation under the agreements pertaining to the letters of credit.

At year-end 1993, the company had $1.7 billion of committed credit facilities with major banks. These credit agreements provide commitments for term loans from these institutions. At December 31, 1993, there was $1.5 billion available to be drawn, including $114 million which supports the noncurrent classification of the LTSSP notes. Depending on the credit facility, borrowings may bear interest at a margin above rates offered by certain designated banks in the London interbank market or at margins above certificate of deposit or prime rates offered by certain designated banks in the United States. Most margins are adjusted upward at certain intervals throughout the terms of the agreements. In addition, the agreements call for commitment fees on available, but unused, amounts. Included in the agreements for these credit facilities are optional early termination rights like those applicable to the LTSSP notes and the commercial paper program.

In December 1993, the company filed a shelf registration statement with the Securities and Exchange Commission for $500 million in debt securities. The registration statement became effective January 1994.


Note 8--Business Interruption Insurance

The company recognized income from business interruption insurance in 1993, 1992 and 1991 related to an April 1991 fire at the Sweeny, Texas, refinery and in 1991 due to the 1989 HCC accident.


Note 9--HCC Litigation

The company continues to defend claims resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's Houston Chemical Complex (HCC). All suits involving fatalities and most of those involving serious physical injury have been settled. Most of the approximately 150 remaining claimants seek compensatory and punitive damages, primarily for psychological injury.

Based upon the company's most recent assessment of the HCC claims, it appears that the total loss from all HCC claims, including those settled and those which remain, will exceed the aggregate amount of the company's liability insurance, for which excess the company has made provision. Because of the nature of personal injury litigation, the company cannot predict with certainty the amount of damages or other costs that it may incur in settling and trying the remaining claims.

The company believes that should the ultimate cost of the disposition of such claims, whether by settlement or after trial, exceed its remaining liability insurance plus amounts for which the company has made provision, such excess would not have a material adverse impact on its financial position.


Note 10--Other Contingent Liabilities

The company has contingent liabilities resulting from throughput agreements with pipeline and processing companies in which it holds stock interests. Under these agreements, Phillips may be required to provide any such company with additional funds through advances against future charges for the shipping or processing of petroleum liquids, natural gas and refined products.

The company is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. For sites where it is probable that future costs will be incurred and such costs can be reasonably estimated, accruals have been recorded. In addition, the company has accrued for planned remediation activities and for environmental proceedings not related to Superfund sites. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings. The amount of such future costs is indeterminable due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties.

The company is a party to a number of legal proceedings, including tax proceedings, pending in various courts or agencies for which no provision has been made. Costs related to contingencies are provided when a loss is probable and the amount is reasonably estimable.

While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to environmental matters and legal proceedings, the company is of the opinion that any such liabilities for which provision has not been made, will not have a material adverse effect on its financial position.


Note 11--Other Financial Instruments with Off-Balance Sheet
           Risk and Concentrations of Credit Risk

Off-Balance Sheet Risk

The company has entered into forward exchange contracts to hedge some of its foreign currency exposures. Forward exchange contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. The company uses such contracts to hedge exposure to changes in foreign currency exchange rates associated with certain assets and obligations denominated in foreign currency. Gains and losses on these contracts are recognized concurrently with the transaction gains and losses from the associated exposures. At December 31, 1993, the company had outstanding forward exchange contracts, maturing at various dates in 1994 to sell $63 million of various foreign currencies (principally German marks), primarily to hedge the company's receivables from gas sales in Germany. At December 31, 1992, the company had outstanding forward exchange contracts, maturing at various dates in 1993 to purchase $136 million (principally Japanese yen) and to sell
$63 million (principally German marks) of various foreign currencies. In 1992, these hedges consisted primarily of Japanese yen for the construction of two liquefied natural gas tankers and German marks to hedge the company's receivables from gas sales.


Concentrations of Credit Risk

The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The company's cash equivalents are in high-quality securities placed with major international banks and financial institutions. The investment policy limits the company's exposure to concentrations of credit risk. The company's trade receivables result primarily from its petroleum and chemicals operations and reflect a broad customer base, both nationally and internationally. Also, the company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

Note 12--Fair Values of Financial Instruments

The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Long-term debt: The carrying amount of the company's floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices.

Forward exchange contracts: The fair value of the company's forward exchange contracts is estimated based on quoted market prices of comparable contracts.

Certain of the company's financial instruments at December 31 are as follows:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------  -------------
                                     1993     1992   1993    1992
                                   ---------------  -------------
Long-term debt, including current
  maturities                       $3,226    3,818  3,480   3,920
Forward exchange contracts              -       (1)     -       1


Note 13--Preferred Stock of Subsidiary

In December 1992, the company's subsidiary, Phillips Gas Company
(PGC), completed a $345 million public offering of 13,800,000 shares of a new Series A 9.32% Cumulative Preferred Stock. The shares are redeemable in whole, or in part, at the option of PGC, on or after December 14, 1997, at a redemption price of $25 per share, plus accrued and unpaid dividends.

In connection with the offering, the company made a commitment to make equity infusions in the future, if necessary, to keep the consolidated tangible net worth of PGC at or above specified levels and committed to make available a liquidity facility in an amount sufficient to enable PGC to meet its payment obligations, including those in respect to dividends on the Series A Preferred Stock.


Note 14--Preferred Share Purchase Rights

The company has outstanding one Preferred Share Purchase Right (Right) for each outstanding share of the company's common stock. The Rights enable holders to either acquire additional shares of Phillips common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The Rights, which expire July 31, 1999, will be exercisable only if a person or group acquires 20 percent or more of the company's common stock or announces a tender offer that would result in ownership of 20 percent or more of the common stock. The Rights may be redeemed by the company in whole, but not in part, for one cent per Right.


Note 15--Non-Mineral Operating Leases

The company leases service stations, computers, office buildings and other facilities and equipment. At December 31, 1993, future minimum payments due under noncancelable operating leases were as follows:

                                                        Millions
                                                       of Dollars
                                                       ----------
1994                                                         $ 63
1995                                                           53
1996                                                           42
1997                                                           28
1998                                                           14
Remaining years                                                39
- -----------------------------------------------------------------
                                                             $239
=================================================================


In 1993, the company and a co-venturer agreed to sell and lease back two tankers that were under construction for use in the transport of liquefied natural gas from Kenai, Alaska, to Japan. Construction on both tankers was completed in 1993, and the tankers were placed in service. The company received
$278 million for its 70 percent share of the tankers. The leases have five-year terms. Future minimum rental payments on these leases are included in the table above. The rental payments may vary, depending on movements in certain interest rate indicators. The leases do not contain a renewal option, but do contain a fixed price purchase option. Also, the company and its co-venturer have provided a limited guarantee of the residual values at the end of the leases' terms. The company's 70 percent share of the guaranteed residual values totals $213 million.

Operating lease rental expense for the years ended December 31 was as follows:

                                           Millions of Dollars
                                         ------------------------
                                         1993      1992      1991
                                         ------------------------
Total rentals                            $ 82       108       107
Less sublease rentals                       6         5         5
- -----------------------------------------------------------------
                                         $ 76       103       102
=================================================================

Note 16--Employee Benefit Plans

Defined Benefit Plans

The company has defined benefit retirement plans covering substantially all employees. The plans are generally noncontributory with benefit formulas based on employee earnings and credited service. The company's funding policy for U.S. plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Contributions to foreign plans are dependent upon local laws and tax regulations. The company also sponsors nonqualified supplementary retirement plans for senior management and nonemployee directors.

Net pension cost was as follows:

                                    Millions of Dollars
                          ---------------------------------------
                              U.S. Plans          Foreign Plans
                          ------------------   ------------------
                          1993   1992   1991   1993   1992   1991
                          ------------------   ------------------
Service cost              $ 32     29     24      7      6      5
Interest cost               42     38     34     10     11      9
Return on assets
  Actual                     4      1    (40)   (29)    (8)   (22)
  Deferred gains
    (losses)               (36)   (36)     9     19     (3)    13
Amortization of
  Net asset                 (7)    (7)    (7)    (1)     -     (1)
  Net losses                 8      3      -      -      1      1
  Prior service cost         2      1      1      1      1      -
- -----------------------------------------------------------------
Net pension cost          $ 45     29     21      7      8      5
=================================================================


In determining net pension cost, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years.

At year-end 1993, the company's domestic plans generally have an accumulated benefit obligation in excess of plan assets. For the foreign plans, however, the value of plan assets is generally larger than the accumulated benefit obligation. At year-end 1992, all of the company's funded plans (both foreign and domestic) had assets in excess of the accumulated benefit obligation. Assets include a participating annuity contract, commingled funds, real estate, stocks, bonds and insurance contracts. A foreign plan also holds employee home mortgage loans. The following table presents the funded status of the plans and a reconciliation with accrued pension cost and deferred gain on reversion at December 31.

                                         Millions of Dollars
                                   ------------------------------
                                     U.S. Plans     Foreign Plans
                                   --------------   -------------
                                    1993     1992   1993     1992
                                   --------------   -------------

Plan assets at fair value          $ 243      273    131      104
- -----------------------------------------------------------------
Actuarial present value of
  benefit obligations
    Vested benefits                  311      214    102       70
    Nonvested benefits                22       15      -        -
- -----------------------------------------------------------------
Accumulated benefit obligation       333      229    102       70
Effect of projected future
  salary increases                   211      249     34       39
- -----------------------------------------------------------------
Projected benefit obligation         544      478    136      109
- -----------------------------------------------------------------
Excess obligation                   (301)    (205)    (5)      (5)
Unrecognized net asset               (48)     (55)    (2)      (3)
Unrecognized net (gains) losses      127      103      1       (2)
Unrecognized prior service cost       26        9      5        9
- -----------------------------------------------------------------
Accrued pension cost and
  deferred gain on reversion       $(196)    (148)    (1)      (1)
=================================================================

Assumptions--Weighted Average
  at December 31
Rate of compensation increase       4.25%    5.25   4.30     6.50
Discount rate                       7.25     8.25   7.10     9.40
Long-term rate of return on
  assets                           12.00    12.00   8.30     9.90


Other Postretirement Plans

Company plans provide certain health care and life insurance benefits for substantially all retired U.S. employees. The health care plan is contributory, while the life insurance plan is noncontributory. Retirees covered by the health care plan essentially pay their own way, except those persons who retired prior to March 1986 and early retirees not yet eligible for Medicare. The company's policy is to fund the health care plan in amounts sufficient to cover current claims. The life insurance plan is funded based on actuarial determinations.

Net postretirement benefit cost was as follows:

                                         Millions of Dollars
                                    -----------------------------
                                       Health           Life
                                    -------------   -------------
                                    1993     1992   1993     1992
                                    -------------   -------------
Service cost                        $  2        2      1        1
Interest cost                          9        9      4        4
Return on assets
  Actual                               -        -     (2)      (2)
  Deferred losses                      -        -     (1)      (1)
Amortization of net losses             2        3      1        1
- -----------------------------------------------------------------
Net postretirement benefit cost     $ 13       14      3        3
=================================================================


In determining net postretirement benefit cost, the company has elected to amortize net gains and losses on a straight-line basis over 10 years.

The following table presents the funded status of the plans and a reconciliation with accrued postretirement benefit cost at December 31.

                                         Millions of Dollars
                                    -----------------------------
                                       Health           Life
                                    -------------   -------------
                                     1993    1992   1993     1992
                                    -------------   -------------
Accumulated postretirement
  benefit obligation (APBO)
    Retirees                        $  56      68     38       36
    Fully eligible active
      participants                     12      14      5        6
    Other active participants          34      39      9        9
- -----------------------------------------------------------------
                                      102     121     52       51
Plan assets at fair value, held
  under a reserve deposit contract      -       -     36       37
- -----------------------------------------------------------------
APBO in excess of plan assets        (102)   (121)   (16)     (14)
Unrecognized net loss                   8      34      6        6
- -----------------------------------------------------------------
Accrued postretirement benefit
  cost                              $ (94)    (87)   (10)      (8)
=================================================================


Financial Assumptions
                                       Health           Life
                                    -------------   -------------
                                     1993    1992   1993     1992
                                    -------------   -------------
Discount rate                        7.25%   7.75   7.25     7.75
Long-term rate of return on assets
  (nontaxable)                          -       -   7.00     7.25
Rate of compensation increase           -       -   4.25     5.25


At December 31, 1993, the health care cost trend rate is assumed to be 8 percent through 1996, and then decline gradually to 5 percent in 2003 and thereafter. At December 31, 1992, the health care cost trend rate was assumed to be 10 percent for 1993, 9 percent for 1994 through 1996, and then decline gradually to 6 percent in 2003 and thereafter.

Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO at December 31, 1993 and 1992, by $11 million and $13 million, respectively, and the aggregate of the service and interest cost components by $1 million for both 1993 and 1992.

Termination Benefits and Plan Curtailments

The company recorded charges of $40 million and $93 million for severance benefits in connection with work force reductions in 1993 and 1992, respectively. In addition, the company recorded charges of $3 million and $6 million, which represented the curtailment effect and special termination benefits for postretirement medical and life benefits in 1993 and 1992, respectively. For pensions, the company recorded special termination benefit costs of $6 million in 1993. In 1992, special termination benefit costs of $18 million were offset by a curtailment gain of $19 million.

Defined Contribution Plans

Most employees may elect to participate in the company-sponsored Thrift Plan by contributing a portion of their earnings to any of several different investment funds. A specified percentage of the employee contribution is matched by the company. Expensed company contributions were $6 million in 1993, 1992 and 1991.

The company LTSSP is a leveraged employee stock ownership plan. Most employees may elect to participate in the LTSSP by contributing 1 percent of their earnings, receiving an allocation of shares of common stock proportionate to their contributions.
In 1990 and 1988, the LTSSP borrowed funds that were used to purchase previously unissued shares of the company's common stock. Since the company guaranteed the LTSSP's borrowings, the unpaid balance is reported as a liability of the company and unearned compensation is shown as a reduction of stockholders' equity. Dividends on all shares are charged against the retained earnings of the company. The debt is serviced by the LTSSP from company contributions and dividends received on certain shares of common stock held by the plan. The number of shares to be released for allocation to participant accounts is based on the terms of the plan and is determined by debt service payments on LTSSP borrowings.

The company recognizes interest expense as incurred and compensation expense based on the cost of shares released using the shares allocated method. The company recognized total LTSSP expense of $18 million, $26 million and $47 million in 1993, 1992 and 1991, respectively. This included compensation expense of $17 million, $25 million and $35 million in 1993, 1992 and 1991, respectively. Dividends used to service the LTSSP debt reduce the amount of expense recognized each period. Company contributions to the LTSSP in 1993, 1992 and 1991 were $7 million, $15 million and $30 million, respectively. Dividends used to service debt were $39 million, $36 million and $35 million in 1993, 1992 and 1991, respectively. Interest incurred on the LTSSP debt in 1993, 1992 and 1991 was $20 million, $25 million and $38 million, respectively.

The LTSSP shares as of December 31, 1993, were as follows:

Unallocated shares                                     20,105,381
Allocated shares                                       13,856,172
- -----------------------------------------------------------------
Total LTSSP shares                                     33,961,553
=================================================================


Incentive Compensation Plans

At December 31, 1993, the company had four incentive compensation plans to provide awards to key employees--the Annual Incentive Compensation Plan, the 1986 and 1990 Stock Plans, and the Omnibus Securities Plan. In anticipation of awards under the plans, provisions of $15 million, $7 million and $9 million have been charged against earnings in 1993, 1992 and 1991, respectively.

Shareholders approved the Omnibus Securities Plan in May 1993 to be effective January 1, 1993. The plan authorizes stock options and stock awards of eight-tenths of one percent (.8 percent) of the total issued and outstanding shares as of December 31 of the year preceding the awards. If all available shares are not awarded in any year, the remaining shares are available for award in succeeding years. The plan could result in an 8.3 percent dilution of stockholders' interest if all available shares are awarded over the 10-year life of the plan. The plan also provides for non-stock based awards.

The company has options outstanding under the Omnibus Securities Plan and the Stock Option Plans of the 1986 and 1990 Stock Plans. The 1986 and 1990 Stock Plans, each of which included a Stock Option Plan and a Strategic Incentive Plan, allowed the granting of stock options and stock awards during the five-year periods beginning January 1, 1986, through December 31, 1990, and January 1, 1990, through December 31, 1994, respectively. Approval of the Omnibus Securities Plan had the effect of terminating the 1986 and 1990 Stock Plans in that no further awards will be granted under those plans.

Stock options granted under provisions of the Stock Option Plans and the Omnibus Securities Plan permit the purchase of shares of the company's common stock at exercise prices equivalent to the average market price of the stock on the date the options were granted. The options have a term of 10 years and normally become exercisable in increments up to 25 percent on each anniversary date following the date of grant. Stock Appreciation Rights
(SARs) may from time to time be affixed to the options. Options exercised in the form of SARs permit the holder to receive stock, or a combination of cash and stock, subject to a declining cap on the exercise price.

A comparative summary of stock options and SARs follows:

                                       1993       1992       1991
                                 --------------------------------

Shares under option January 1     5,170,280  5,924,584  6,378,060
Options granted at
  $22.57 to $35.00 per share      1,671,502    195,131    113,524
Options exercised at
  $12.63 to $27.50 per share     (1,192,015)  (803,899)  (567,000)
Options forfeited                   (35,266)  (145,536)         -
- -----------------------------------------------------------------
Shares under option December 31
  (at exercise prices from
    $12.63 to $35.00 per share)   5,614,501  5,170,280  5,924,584
=================================================================

Options exercisable December 31
  (at exercise prices from
    $12.63 to $28.57 per share)   2,939,548  3,134,622  2,613,293
- -----------------------------------------------------------------
Shares available for grant at
  January 1*                      2,081,851  6,526,208  6,639,732
- -----------------------------------------------------------------
Shares available for grant at
  December 31                       219,451  6,442,787  6,526,208
- -----------------------------------------------------------------

SARs under option January 1         332,588    645,027    935,143
SARs exercised at $12.82 per
  share                                   -          -       (826)
SARs forfeited                     (135,972)  (312,439)  (289,290)
- -----------------------------------------------------------------
SARs under option December 31
  (at exercise prices from
    $12.63 to $20.63 per share)     196,616    332,588    645,027
=================================================================

SARs exercisable December 31
  (at exercise prices from
    $12.63 to $20.63 per share)     196,616    332,588    509,571
- -----------------------------------------------------------------
*The number of shares available for grant in 1993 under the terms of the Omnibus Securities Plan are determined on an annual basis. Shares available for grant in 1992 and 1991 are based on the total number of shares authorized for the life of the 1990 Stock Plan.


In 1993, the Performance Incentive Plan was established to improve company performance by providing eligible employees with additional compensation if key safety, operating and financial objectives are met. During 1993, $21 million was accrued for anticipated awards under this plan.

Note 17--Taxes

Taxes charged to income before extraordinary items and cumulative effect of changes in accounting principles were:

                                            Millions of Dollars
                                          -----------------------
                                           1993     1992     1991
                                          -----------------------
Taxes Other Than Income Taxes
Property                                  $  89       98       73
Production                                   65       66       67
Payroll                                      58       61       58
Environmental                                56       65       52
Other                                        15       20       16
- -----------------------------------------------------------------
                                            283      310      266
- -----------------------------------------------------------------
Income Taxes
Federal
  Current                                    60       32       53
  Deferred                                 (105)    (210)    (216)
Foreign
  Current                                   312      398      489
  Deferred                                   26       10       18
State and local
  Current                                     1       46        9
  Deferred                                   (1)     (35)       -
- -----------------------------------------------------------------
                                            293      241      353
- -----------------------------------------------------------------

Total taxes charged to income before
  extraordinary items and cumulative
  effect of changes in accounting
  principles                              $ 576      551      619
=================================================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 are:

                                              Millions of Dollars
                                              -------------------
                                                1993         1992
                                              -------------------
Deferred Tax Liabilities
Depreciation, depletion and amortization      $1,549        1,580
Other                                             24           24
- -----------------------------------------------------------------
Total Deferred Tax Liabilities                 1,573        1,604
- -----------------------------------------------------------------

Deferred Tax Assets
Contingency accruals                             166          141
Benefit plan accruals                            175          143
Accrued dismantlement, removal and
  environmental costs                            138          130
Other financial accruals and deferrals            96           61
Alternative minimum tax and other
  credit carryforwards                           253          229
Loss carryforwards                               222          247
Depreciation, depletion and amortization          33           82
Other                                             31           23
- -----------------------------------------------------------------
Total Deferred Tax Assets                      1,114        1,056
  Less Valuation Allowance                       181          219
- -----------------------------------------------------------------
Net Deferred Tax Assets                          933          837
- -----------------------------------------------------------------
Net Deferred Tax Liabilities                  $  640          767
=================================================================


Loss carryforwards relate to a number of different tax jurisdictions, primarily foreign, and expire in varying amounts beginning in 1994. Utilization of these carryforwards is dependent on realizing future taxable income in the appropriate tax jurisdiction. Deferred tax assets for these carryforwards have been reduced by the valuation allowance to an amount that is more likely than not to be realized.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. At December 31, 1993 and 1992, these temporary differences were $240 million and $200 million, respectively. Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and outside U.S. income before income taxes, extraordinary items and cumulative effect of changes in accounting principles and a reconciliation of tax at the federal statutory rate with the provision for income taxes follow:

                                                      Percent of
                           Millions of Dollars       Pretax Income
                           -------------------   --------------------
                            1993   1992   1991    1993    1992   1991
                           -------------------   --------------------
Income (loss) before
  income taxes,
  extraordinary items and
  cumulative effect of
  changes in accounting
  principles
    United States          $  (4)   (69)  (346)   (0.7)% (13.5) (76.7)
    Foreign                  542    580    797   100.7   113.5  176.7
- ---------------------------------------------------------------------
                           $ 538    511    451   100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax               $ 188    174    153    35.0%   34.0   34.0
Foreign taxes in excess of
  federal statutory rate     171    193    232    31.8    37.9   51.4
Revisions of prior year
  tax accruals                 -    (78)     -       -   (15.3)     -
Credit for producing fuel
  from a nonconventional
  source                     (37)   (42)   (18)   (6.9)   (8.2)  (4.0)
Capital-loss carryforward    (27)     -      -    (5.0)      -      -
Benefit plan dividends        (5)    (5)   (13)   (0.9)   (1.0)  (2.9)
Other                          3     (1)    (1)    0.5    (0.2)  (0.2)
- ---------------------------------------------------------------------
                           $ 293    241    353    54.5%   47.2   78.3
=====================================================================


Excise taxes accrued on the sale of petroleum products were $844 million, $752 million and $612 million for the years ended
December 31, 1993, 1992 and 1991, respectively. These taxes are excluded from reported revenues and expenses.

The company's U.S. income tax returns have been examined by the Internal Revenue Service for years through 1990. The company is of the opinion that resolution of unsettled issues will not have a material adverse effect on its financial position.

Note 18--Cash Flow Information

                                           Millions of Dollars
                                         ------------------------
                                         1993      1992      1991
                                         ------------------------
Noncash investing and financing
  activities
Treasury stock awards issued (canceled)
  under incentive compensation plans     $  7        (4)       18
Investment sold in exchange for
  receivable due January 1992               -         -        21
Accrued expenditures for two liquefied
  natural gas tankers based on
  percentage of completion                  -       102         -
Capitalized process license fee due in
  installments from 1993 to 1999           16         -         -
Investment in limited liability company
  in exchange for noncash assets           27         -         -
- -----------------------------------------------------------------

Cash payments
Interest
  Debt                                   $224       380       432
  Taxes and other                          45       119        46
- -----------------------------------------------------------------
                                         $269       499       478
=================================================================

Income taxes                             $487       426       743
- -----------------------------------------------------------------


Note 19--Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          1993     1992      1991
                                         ------------------------
Interest
Incurred
  Debt                                   $ 234      311       413
  Other                                     55       81        66
- -----------------------------------------------------------------
                                           289      392       479
Capitalized                                (11)     (16)      (22)
- -----------------------------------------------------------------
Expensed                                 $ 278      376       457
=================================================================

Maintenance and repairs--expensed        $ 481      537       544
- -----------------------------------------------------------------

Research and development
  expenditures--expensed                 $  93       96       119
- -----------------------------------------------------------------

Foreign currency transaction
  gains (losses)--after-tax              $  (2)      27       (32)
- -----------------------------------------------------------------

Cash dividends paid per
  common share                           $1.12      1.12     1.12
- -----------------------------------------------------------------

Note 20--Segment and Geographic Information

The company is involved primarily in Petroleum and Chemicals operations. Petroleum operations are fully integrated and involve the exploration, production, processing, transportation and refining of crude oil and natural gas, together with the subsequent transportation and marketing of products derived therefrom. This segment also provides feedstock for the production of petrochemicals. Chemicals operations involve the manufacture and marketing of a broad range of petroleum-based chemical products. Minerals and various other operations are included in Other.

Sales and other operating revenues to outside customers and sales within Phillips by business segment and by geographic area are at market value. Operating profit excludes general corporate revenue and expense, interest, minority interest and income taxes. Income taxes are allocated based upon each segment's taxable income reduced by applicable tax credits. Corporate assets include cash and cash equivalents.

Analysis of Results by Business Segment

                                             Millions of Dollars
                                   ---------------------------------------
                                                 Petroleum*
                                   ---------------------------------------
                                   Exploration  Gas and
                                           and      Gas  Petroleum
                                    Production  Liquids   Products   Total
                                   ---------------------------------------
1993
Sales and Other
  Operating Revenues
    Outside customers                   $1,737      607      7,644   9,988
    Sales within Phillips                1,104      639        561   2,304***
- --------------------------------------------------------------------------
      Segment sales                     $2,841    1,246      8,205  12,292
==========================================================================
Operating Profit                        $  788      114         93     995
    Equity in earnings of
      affiliates                            31        -         18      49
    Minority interests                      (5)     (32)         -     (37)
    Corporate/nonoperating items
      Interest expense                       -        -          -       -
      Other                                  -        -          -       -
    Income taxes                          (428)     (40)       (30)   (498)
    Extraordinary items                      -        -          -       -
- --------------------------------------------------------------------------
      Net income (loss)                 $  386       42         81     509
==========================================================================
Assets
    Identifiable assets                 $3,882      750      2,906   7,538
    Investments in and
      advances to affiliated
      companies                            211        5         59     275
- --------------------------------------------------------------------------
      Total assets                      $4,093      755      2,965   7,813
==========================================================================
Depreciation, Depletion,
  Amortization and Retirements          $  450       73        159     682
- --------------------------------------------------------------------------
Capital Expenditures                    $  819      116         91   1,026
- --------------------------------------------------------------------------


1992
Sales and Other
  Operating Revenues
    Outside customers                   $1,685      493      7,521   9,699
    Sales within Phillips                1,220      669        638   2,527***
- --------------------------------------------------------------------------
      Segment sales                     $2,905    1,162      8,159  12,226
==========================================================================
Operating Profit                        $  824      125        132   1,081
    Equity in earnings of
      affiliates                            40        -         18      58
    Minority interests                     (10)      (2)         -     (12)
    Corporate/nonoperating items
      Interest expense                       -        -          -       -
      Other                                  -        -          -       -
    Income taxes                          (485)     (45)       (48)   (578)
    Extraordinary items                      -        -          -       -
    Cumulative effect of
      changes in accounting
      principles                             -        -          -       -
- --------------------------------------------------------------------------
      Net income (loss)                 $  369       78        102     549
==========================================================================
Assets
    Identifiable assets                 $4,057      727      3,196   7,980
    Investments in and
      advances to affiliated
      companies                            231        -         30     261
- --------------------------------------------------------------------------
      Total assets                      $4,288      727      3,226   8,241
==========================================================================
Depreciation, Depletion,
  Amortization and Retirements          $  479       78        130     687
- --------------------------------------------------------------------------
Capital Expenditures                    $  583       73        217     873
- --------------------------------------------------------------------------




Analysis of Results by Business Segment

                                               Millions of Dollars
                                        ----------------------------------
                                                   Corporate
                                        Chemicals  and Other  Consolidated**
                                        ----------------------------------
1993
Sales and Other
  Operating Revenues
    Outside customers                      $2,308         13        12,309
    Sales within Phillips                     107         39             -
- --------------------------------------------------------------------------
      Segment sales                        $2,415         52        12,309
==========================================================================
Operating Profit                           $   97        (21)        1,071
    Equity in earnings of
      affiliates                               10          7            66
    Minority interests                          2          -           (35)
    Corporate/nonoperating items
      Interest expense                          -       (278)         (278)
      Other                                     -       (286)         (286)
    Income taxes                              (34)       239          (293)
    Extraordinary items                         -         (2)           (2)
- --------------------------------------------------------------------------
      Net income (loss)                    $   75       (341)          243
==========================================================================
Assets
    Identifiable assets                    $2,011        916        10,465
    Investments in and
      advances to affiliated
      companies                                61         67           403
- --------------------------------------------------------------------------
      Total assets                         $2,072        983        10,868
==========================================================================
Depreciation, Depletion,
  Amortization and Retirements             $  118         41           841
- --------------------------------------------------------------------------
Capital Expenditures                       $  162         28         1,216
- --------------------------------------------------------------------------


1992
Sales and Other
  Operating Revenues
    Outside customers                      $2,225          9        11,933
    Sales within Phillips                     134         64             -
- --------------------------------------------------------------------------
      Segment sales                        $2,359         73        11,933
==========================================================================
Operating Profit                           $   39          1         1,121
    Equity in earnings of
      affiliates                                -          7            65
    Minority interests                          1          2            (9)
    Corporate/nonoperating items
      Interest expense                          -       (376)         (376)
      Other                                     -       (290)         (290)
    Income taxes                                1        336          (241)
    Extraordinary items                         -        (46)          (46)
    Cumulative effect of
      changes in accounting
      principles                                -        (44)          (44)
- --------------------------------------------------------------------------
      Net income (loss)                    $   41       (410)          180
==========================================================================
Assets
    Identifiable assets                    $2,103        996        11,079
    Investments in and
      advances to affiliated
      companies                                56         72           389
- --------------------------------------------------------------------------
      Total assets                         $2,159      1,068        11,468
==========================================================================
Depreciation, Depletion,
  Amortization and Retirements             $   94         39           820
- --------------------------------------------------------------------------
Capital Expenditures                       $  249         30         1,152
- --------------------------------------------------------------------------
See page 76 for accompanying footnotes.

Analysis of Results by Business Segment

                                             Millions of Dollars
                                   ---------------------------------------
                                                 Petroleum*
                                   ---------------------------------------
                                   Exploration  Gas and
                                           and      Gas  Petroleum
                                    Production  Liquids   Products   Total
                                   ---------------------------------------
1991
Sales and Other
  Operating Revenues
    Outside customers                   $1,721      395      8,570  10,686
    Sales within Phillips                1,302      698        527   2,527***
- --------------------------------------------------------------------------
      Segment sales                     $3,023    1,093      9,097  13,213
==========================================================================
Operating Profit                        $  677      102        110     889
    Equity in earnings of
      affiliates                            25        -         17      42
    Minority interests                      (2)       -          -      (2)
    Corporate/nonoperating items
      Interest expense                       -        -          -       -
      Other                                  -        -          -       -
    Income taxes                          (476)     (35)       (39)   (550)
    Extraordinary items                      -        -          -       -
    Cumulative effect of
      changes in accounting
      principles                             -        -          -       -
- --------------------------------------------------------------------------
      Net income (loss)                 $  224       67         88     379
==========================================================================
Assets
    Identifiable assets                 $4,052      749      3,181   7,982
    Investments in and
      advances to affiliated
      companies                            233        -         31     264
- --------------------------------------------------------------------------
      Total assets                      $4,285      749      3,212   8,246
==========================================================================
Depreciation, Depletion,
  Amortization and Retirements          $  751       75        117     943
- --------------------------------------------------------------------------
Capital Expenditures                    $  636       81        262     979
- --------------------------------------------------------------------------




Analysis of Results by Business Segment

                                               Millions of Dollars
                                        ----------------------------------
                                                   Corporate
                                        Chemicals  and Other  Consolidated**
                                        ----------------------------------
1991
Sales and Other
  Operating Revenues
    Outside customers                      $1,904         14        12,604
    Sales within Phillips                     170         56             -
- --------------------------------------------------------------------------
      Segment sales                        $2,074         70        12,604
==========================================================================
Operating Profit                           $  299          3         1,191
    Equity in earnings of
      affiliates                               (2)         3            43
    Minority interests                         (1)         3             -
    Corporate/nonoperating items
      Interest expense                          -       (457)         (457)
      Other                                     -       (326)         (326)
    Income taxes                             (110)       307          (353)
    Extraordinary items                         -        213           213
    Cumulative effect of
      changes in accounting
      principles                                -        (53)          (53)
- --------------------------------------------------------------------------
      Net income (loss)                    $  186       (307)          258
==========================================================================
Assets
    Identifiable assets                    $1,713      1,181        10,876
    Investments in and
      advances to affiliated
      companies                               257         76           597
- --------------------------------------------------------------------------
      Total assets                         $1,970      1,257        11,473
==========================================================================
Depreciation, Depletion,
  Amortization and Retirements             $   82        165         1,190
- --------------------------------------------------------------------------
Capital Expenditures                       $  346         60         1,385
- --------------------------------------------------------------------------
  *During 1992, the price for unfractionated natural gas liquids sold to Petroleum Products was revised. This change increased Gas and Gas Liquids' 1992 net income and decreased Petroleum Products' by $7 million.
 **After elimination of intersegment transactions.
***Includes intra-Petroleum Operations sales of $1,743 million, $1,897 million and $2,006 million for 1993, 1992 and 1991, respectively.

Analysis of Results by Geographic Area

                                                 Millions of Dollars
                                         -----------------------------------
                                          United             United
                                          States   Norway   Kingdom   Africa
                                         -----------------------------------
1993
Sales and Other Operating Revenues
  Outside customers                      $10,334      466       923      117
  Sales within Phillips                      120      456         2      143
- ----------------------------------------------------------------------------
    Segment sales                        $10,454      922       925      260
============================================================================
Operating Profit                         $   549      380        19       70
- ----------------------------------------------------------------------------
Equity in Earnings of
  Affiliates                                  48       15         3        -
- ----------------------------------------------------------------------------
Assets
  Identifiable assets                    $ 7,752    1,114       440      200
  Investments in and
    advances to affiliated
    companies                                269      105        24        -
- ----------------------------------------------------------------------------
    Total assets                         $ 8,021    1,219       464      200
============================================================================

1992
Sales and Other Operating Revenues
  Outside customers                      $ 9,885      721       779       58
  Sales within Phillips                      147      343         2      192
- ----------------------------------------------------------------------------
    Segment sales                        $10,032    1,064       781      250
============================================================================
Operating Profit                         $   558      449        30       89
- ----------------------------------------------------------------------------
Equity in Earnings of
  Affiliates                                  49       17         4        -
- ----------------------------------------------------------------------------
Assets
  Identifiable assets                    $ 8,141    1,195       358      199
  Investments in and
    advances to affiliated
    companies                                258      106        22        -
- ----------------------------------------------------------------------------
    Total assets                         $ 8,399    1,301       380      199
============================================================================


1991
Sales and Other Operating Revenues
  Outside customers                      $10,278      697       948      153
  Sales within Phillips                      171      378        17      153
- ----------------------------------------------------------------------------
    Segment sales                        $10,449    1,075       965      306
============================================================================
Operating Profit                         $   428      450       188       98
- ----------------------------------------------------------------------------
Equity in Earnings of
  Affiliates                                  21       24         5        -
- ----------------------------------------------------------------------------
Assets
  Identifiable assets                    $ 7,714    1,204       395      164
  Investments in and
    advances to affiliated
    companies                                455      110        21        -
- ----------------------------------------------------------------------------
    Total assets                         $ 8,169    1,314       416      164
============================================================================




Analysis of Results by Geographic Area

                                                  Millions of Dollars
                                            --------------------------------
                                            Other                  Worldwide
                                            Areas   Corporate   Consolidated*
                                            --------------------------------
1993
Sales and Other Operating Revenues
  Outside customers                         $ 469           -         12,309
  Sales within Phillips                        35           -              -
- ----------------------------------------------------------------------------
    Segment sales                           $ 504           -         12,309
============================================================================
Operating Profit                            $  53           -          1,071
- ----------------------------------------------------------------------------
Equity in Earnings of
  Affiliates                                    -           -             66
- ----------------------------------------------------------------------------
Assets
  Identifiable assets                       $ 417         542         10,465
  Investments in and
    advances to affiliated
    companies                                   5           -            403
- ----------------------------------------------------------------------------
    Total assets                            $ 422         542         10,868
============================================================================

1992
Sales and Other Operating Revenues
  Outside customers                         $ 490           -         11,933
  Sales within Phillips                        29           -              -
- ----------------------------------------------------------------------------
    Segment sales                           $ 519           -         11,933
============================================================================
Operating Profit                            $  (5)          -          1,121
- ----------------------------------------------------------------------------
Equity in Earnings of
  Affiliates                                   (5)          -             65
- ----------------------------------------------------------------------------
Assets
  Identifiable assets                       $ 498         688         11,079
  Investments in and
    advances to affiliated
    companies                                   2           1            389
- ----------------------------------------------------------------------------
    Total assets                            $ 500         689         11,468
============================================================================


1991
Sales and Other Operating Revenues
  Outside customers                         $ 528           -         12,604
  Sales within Phillips                        52           -              -
- ----------------------------------------------------------------------------
    Segment sales                           $ 580           -         12,604
============================================================================
Operating Profit                            $  27           -          1,191
- ----------------------------------------------------------------------------
Equity in Earnings of
  Affiliates                                   (5)         (2)            43
- ----------------------------------------------------------------------------
Assets
  Identifiable assets                       $ 533         866         10,876
  Investments in and
    advances to affiliated
    companies                                  10           1            597
- ----------------------------------------------------------------------------
    Total assets                            $ 543         867         11,473
============================================================================
*After elimination of intergeographic transactions.


Export sales totaled $346 million, $333 million and $303 million for 1993, 1992 and 1991, respectively.

- -----------------------------------------------------------------
Oil and Gas Operations


In accordance with Financial Accounting Standards Board (FASB) Statement No. 69, "Disclosures about Oil and Gas Producing Activities," and regulations of the Securities and Exchange Commission (SEC), the company is making certain disclosures about its oil and gas exploration and production operations. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that some of the data are necessarily imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. Accordingly, this information may not necessarily represent the present financial condition of the company or its expected future results.

Contents
- -----------------------------------------------------------------

Proved Reserves Worldwide                                      79

Results of Operations                                          84

Statistics                                                     86

Costs Incurred                                                 89

Capitalized Costs                                              90

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                           91

PROVED RESERVES WORLDWIDE

                                       Crude Oil
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1990            876     346     339       45      94     52
Revisions of
  previous estimates    21      (6)     20       (1)     12     (4)
Improved recovery        7       3       4        -       -      -
Purchases of reserves
  in place               2       2       -        -       -      -
Extensions and
  discoveries           41      16       2        2       1     20
Production             (77)    (33)    (25)      (4)     (9)    (6)
Sales of reserves
  in place             (41)     (2)      -      (31)      -     (8)
- ------------------------------------------------------------------
End of 1991            829     326     340       11      98     54
Revisions of
  previous estimates    32       3      31        -      (3)     1
Improved recovery       10       4       5        -       1      -
Purchases of reserves
  in place               2       2       -        -       -      -
Extensions and
  discoveries           64      19       -       31      13      1
Production             (76)    (34)    (26)      (3)     (9)    (4)
Sales of reserves
  in place              (5)     (5)      -        -       -      -
- ------------------------------------------------------------------
End of 1992            856     315     350       39     100     52
Revisions of
  previous estimates   (19)    (16)     (7)      (1)     (1)     6
Improved recovery       58       7      44        -       5      2
Purchases of reserves
  in place               7       6       -        1       -      -
Extensions and
  discoveries           25      19       -        -       4      2
Production             (73)    (34)    (26)      (2)     (9)    (2)
Sales of reserves
  in place             (12)     (4)      -        -      (2)    (6)
- ------------------------------------------------------------------
End of 1993            842     293     361       37      97     54
==================================================================

Developed
End of 1990            723     283     285       14      90     51
- ------------------------------------------------------------------
End of 1991            715     268     310        9      93     35
- ------------------------------------------------------------------
End of 1992            714     259     326        7      90     32
- ------------------------------------------------------------------
End of 1993            680     245     314        4      83     34
- ------------------------------------------------------------------

o Proved reserves are those quantities of crude oil, natural gas and natural gas liquids (NGL) that, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. As additional information becomes available or conditions change, estimates must be revised.

o Developed reserves are those portions of proved reserves that are recoverable through existing well bores and production equipment and facilities.

o Amounts for improved recovery in Norway in 1993 are for an expanded waterflood program at the Ekofisk field.

Proved Reserves Worldwide

                                     Natural Gas
Years Ended         ----------------------------------------------
December 31                     Billions of Cubic Feet
                    ----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                    ----------------------------------------------
Developed and
  Undeveloped
End of 1990          5,663   3,806   1,386      192      32    247
Revisions of
  previous estimates    65      82      18      (49)      -     14
Improved recovery      160     120      40        -       -      -
Purchases of
  reserves in place     12       8       -        -       -      4
Extensions and
  discoveries          237     138       4       61       -     34
Production            (486)   (327)   (115)     (28)      -    (16)
Sales of reserves
  in place             (12)    (10)      -        -       -     (2)
- ------------------------------------------------------------------
End of 1991          5,639   3,817   1,333      176      32    281
Revisions of
  previous estimates    74      (8)    107        7       -    (32)
Improved recovery      108     107       -        -       -      1
Purchases of
  reserves in place     20      15       -        5       -      -
Extensions and
  discoveries          538     228       -      297       -     13
Production            (523)   (350)   (135)     (18)      -    (20)
Sales of reserves
  in place             (40)    (40)      -        -       -      -
- ------------------------------------------------------------------
End of 1992          5,816   3,769   1,305      467      32    243
Revisions of
  previous estimates   468     579    (106)       2       -     (7)
Improved recovery       12       8       4        -       -      -
Purchases of
  reserves in place     27      19       -        7       -      1
Extensions and
  discoveries          339     281       -        -       -     58
Production            (509)   (345)   (123)     (20)      -    (21)
Sales of reserves
  in place             (84)    (35)      -        -       -    (49)
- ------------------------------------------------------------------
End of 1993          6,069   4,276   1,080      456      32    225
==================================================================

Developed
End of 1990          4,832   3,174   1,277      185       -    196
- ------------------------------------------------------------------
End of 1991          4,969   3,366   1,274      115       -    214
- ------------------------------------------------------------------
End of 1992          4,839   3,279   1,246      108       -    206
- ------------------------------------------------------------------
End of 1993          5,194   3,827   1,068      148       -    151
- ------------------------------------------------------------------

o  Natural gas production may differ from gas production
   (delivered for sale) on page 86, primarily because the quantities above omit the gas equivalent of the liquids, where applicable, but include gas consumed at the lease.

o Revisions of previous estimates in the United States in 1993 are primarily for North Cook Inlet in Alaska and the San Juan Basin in New Mexico. Amounts for extensions and discoveries are for Garden Banks, San Juan Basin and South Marsh Island, as well as other U.S. fields.

o Amounts for extensions and discoveries in Other Areas in 1993 are in Canada.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Proved Reserves Worldwide

                                  Natural Gas Liquids
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1990            238     161      54        -      21      2
Revisions of
  previous estimates     1       7      (6)       -       -      -
Improved recovery        1       -       1        -       -      -
Extensions and
  discoveries            4       4       -        -       -      -
Production             (17)    (14)     (3)       -       -      -
- ------------------------------------------------------------------
End of 1991            227     158      46        -      21      2
Revisions of
  previous estimates    (4)      3      (6)       -       -     (1)
Purchases of reserves
  in place               3       3       -        -       -      -
Extensions and
  discoveries           10       6       -        3       -      1
Production             (19)    (16)     (3)       -       -      -
Sales of reserves in
  place                 (1)     (1)      -        -       -      -
- ------------------------------------------------------------------
End of 1992            216     153      37        3      21      2
Revisions of
  previous estimates   (10)     (6)     (3)       -       -     (1)
Improved recovery        1       1       -        -       -      -
Purchases of reserves
  in place               1       1       -        -       -      -
Extensions and
  discoveries            4       4       -        -       -      -
Production             (16)    (13)     (3)       -       -      -
Sales of reserves in
  place                 (1)     (1)      -        -       -      -
- ------------------------------------------------------------------
End of 1993            195     139      31        3      21      1
==================================================================

Developed
End of 1990            206     154      50        -       -      2
- ------------------------------------------------------------------
End of 1991            195     150      43        -       -      2
- ------------------------------------------------------------------
End of 1992            181     146      33        -       -      2
- ------------------------------------------------------------------
End of 1993            162     132      29        -       -      1
- ------------------------------------------------------------------

o NGL reserves include estimates of NGL to be extracted from Phillips leasehold gas at gas processing plants and facilities. Estimates are based at the wellhead and assume full extraction. NGL extraction is attributable to Phillips' Exploration and Production (E&P) operations and Gas and Gas Liquids (G&GL) operations. NGL production above differs from NGL production per day delivered for sale due to gas consumed at the lease and the difference between assumed full extraction and the actual amount of liquids extracted and sold.

RESULTS OF OPERATIONS

                                         Millions of Dollars
                                     ----------------------------
                                                United
                                      Total     States     Norway
                                     ----------------------------
1993
Sales                                $1,148        703        261
Transfers                             1,065        476        455
Other revenues                          139         35         61
- -----------------------------------------------------------------
    Total revenues                    2,352      1,214        777
Production costs                        831        463        266
Exploration expenses                    256        140         16
Depreciation, depletion,
  amortization and retirements          424        267         95
Other related expenses                   60         47          5
- -----------------------------------------------------------------
                                        781        297        395
Provision for income taxes              414         66        288
- -----------------------------------------------------------------
Results of operations for
  producing activities                  367        231        107
- -----------------------------------------------------------------
Other earnings                           19         19          -
- -----------------------------------------------------------------
E&P net income                       $  386        250        107
=================================================================

1992
Sales                                $1,209        658        345
Transfers                             1,208        538        502
Other revenues                           48        (11)        57
- -----------------------------------------------------------------
    Total revenues                    2,465      1,185        904
Production costs                        940        475        346
Exploration expenses                    250         92         23
Depreciation, depletion,
  amortization and retirements          442        292         81
Other related expenses                   29         45        (10)
- -----------------------------------------------------------------
                                        804        281        464
Provision for income taxes              465         51        337
- -----------------------------------------------------------------
Results of operations for
  producing activities                  339        230        127
- -----------------------------------------------------------------
Other earnings                           30         30          -
- -----------------------------------------------------------------
E&P net income                       $  369        260        127
=================================================================

1991
Sales                                $1,170        515        305
Transfers                             1,290        624        544
Other revenues                          184         10         59
- -----------------------------------------------------------------
    Total revenues                    2,644      1,149        908
Production costs                        912        505        283
Exploration expenses                    296        120         23
Depreciation, depletion,
  amortization and retirements          715        560*        75
Other related expenses                   88         33         55
- -----------------------------------------------------------------
                                        633        (69)       472
Provision for income taxes              447        (24)       325
- -----------------------------------------------------------------
Results of operations for
  producing activities                  186        (45)       147
- -----------------------------------------------------------------
Other earnings                           38         38          -
- -----------------------------------------------------------------
E&P net income                       $  224         (7)       147
=================================================================




RESULTS OF OPERATIONS

                                         Millions of Dollars
                                    -----------------------------
                                     United                 Other
                                    Kingdom     Africa      Areas
                                    -----------------------------
1993
Sales                                  $ 88         23         73
Transfers                                 -        134          -
Other revenues                            2         (8)        49
- -----------------------------------------------------------------
    Total revenues                       90        149        122
Production costs                         31         41         30
Exploration expenses                     32         21         47
Depreciation, depletion,
  amortization and retirements           26         13         23
Other related expenses                    1          3          4
- -----------------------------------------------------------------
                                          -         71         18
Provision for income taxes              (19)        68         11
- -----------------------------------------------------------------
Results of operations for
  producing activities                   19          3          7
- -----------------------------------------------------------------
Other earnings                            -          -          -
- -----------------------------------------------------------------
E&P net income                         $ 19          3          7
=================================================================

1992
Sales                                  $109         10         87
Transfers                                 -        168          -
Other revenues                            1          1          -
- -----------------------------------------------------------------
    Total revenues                      110        179         87
Production costs                         35         47         37
Exploration expenses                     36         42         57
Depreciation, depletion,
  amortization and retirements           24         11         34
Other related expenses                   (7)         1          -
- -----------------------------------------------------------------
                                         22         78        (41)
Provision for income taxes                -         74          3
- -----------------------------------------------------------------
Results of operations for
  producing activities                   22          4        (44)
- -----------------------------------------------------------------
Other earnings                            -          -          -
- -----------------------------------------------------------------
E&P net income                         $ 22          4        (44)
=================================================================

1991
Sales                                  $186         58        106
Transfers                                 -        122          -
Other revenues                           89          2         24
- -----------------------------------------------------------------
    Total revenues                      275        182        130
Production costs                         42         42         40
Exploration expenses                     35         61         57
Depreciation, depletion,
  amortization and retirements           40         11         29
Other related expenses                    6         (2)        (4)
- -----------------------------------------------------------------
                                        152         70          8
Provision for income taxes               44         95          7
- -----------------------------------------------------------------
Results of operations for
  producing activities                  108        (25)         1
- -----------------------------------------------------------------
Other earnings                            -          -          -
- -----------------------------------------------------------------
E&P net income                         $108        (25)         1
=================================================================
*Depreciation, depletion, amortization and retirements in 1991 includes $249 million for the writedown of offshore California investments.

o Results of operations for producing activities consist of all the activities within the E&P organization except for a liquefied natural gas (LNG) operation, a gas marketing company and a U.S. natural gas pipeline operation. Also excluded are non-E&P activities, including NGL extraction facilities in Phillips' G&GL organization, as well as downstream petroleum and chemical activities. In addition, there is no deduction for general corporate administrative expenses or interest.

o  Transfers are valued at prices that approximate market.

o Other revenues include gains and losses from asset sales, equity in earnings from certain transportation and processing operations that directly support the company's producing operations, some revenue resulting from the purchase and sale of hydrocarbons and other miscellaneous income.

o Production costs consist of costs incurred to operate and maintain wells and related equipment and facilities used in the production of petroleum liquids and natural gas. These costs also include taxes other than income taxes, depreciation of support equipment, cost of retirements, and administrative expenses related to the production activity. Excluded are depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.

o Exploration expenses include dry hole, leasehold impairment, geological and geophysical expenses and the cost of retaining undeveloped leaseholds. Also included are taxes other than income taxes, depreciation of support equipment and administrative expenses related to the exploration activity.

o Depreciation, depletion, amortization and retirements differ from that shown in Analysis of Results by Business Segment on pages 75 and 76, as cost of retirements and depreciation of support equipment are included with production or exploration expenses, as applicable, in Results of Operations.

o Other related expenses are primarily third party transportation expense, foreign currency gains and losses and other miscellaneous expenses.

o The provision for income taxes is computed by adjusting each country's income before income taxes for permanent differences related to the oil and gas producing activities that are reflected in the company's consolidated income tax expense for the period, multiplying the result by the country's statutory tax rate and adjusting for applicable tax credits.

o Other earnings consist of the remaining activities within the E&P organization.

STATISTICS

Net Production                          1993       1992       1991
                                       ---------------------------
                                        Thousands of Barrels Daily
                                       ---------------------------
CRUDE OIL
United States                             93         96         94
Norway                                    72         71         70
United Kingdom                             6          8         12
Africa                                    24         25         24
Other areas                                8          9         15
- ------------------------------------------------------------------
                                         203        209        215
==================================================================

NATURAL GAS LIQUIDS
United States*                             5          5          3
Norway                                     8          8          9
- ------------------------------------------------------------------
                                          13         13         12
==================================================================
*Represents amounts extracted attributable to E&P operations.
 Additional quantities of NGL are extracted at G&GL gas processing plants (see NGL reserves page 83 for further discussion).


                                      Millions of Cubic Feet Daily
NATURAL GAS                           ----------------------------
United States (less gas equivalent
  of liquids shown above)*               973      1,018        953
Norway (dry basis)                       272        312        254
United Kingdom (dry basis)                54         49         76
Other areas                               56         50         44
- ------------------------------------------------------------------
                                       1,355      1,429      1,327
==================================================================
*Represents quantities available for sale. Natural gas sold from the lease to third parties and to the company's G&GL organization is on a wet basis. Quantities of gas from which NGL have been extracted, attributable to E&P operations, are included on a dry basis.


Average Sales Prices                    1993       1992       1991
                                      ----------------------------
CRUDE OIL--PER BARREL
United States                         $14.20      16.16      17.29
Norway                                 17.33      19.57      20.71
United Kingdom                         17.53      19.77      20.33
Africa                                 17.75      19.94      20.28
Other areas                            15.16      17.58      15.63
Total Foreign                          17.30      19.51      19.98
Worldwide                              15.92      18.01      18.86
NATURAL GAS LIQUIDS--PER BARREL
United States                          12.18      12.80      13.99
Norway                                  8.55      11.13      11.23
NATURAL GAS (LEASE)--PER THOUSAND
  CUBIC FEET
United States                           1.99       1.67       1.50
Norway                                  2.49       2.75       3.01
United Kingdom                          2.44       2.72       3.35
Other areas                             1.38       1.27       1.23
Total Foreign                           2.36       2.61       2.91
Worldwide                               2.11       1.99       2.00

Statistics

Average Production Costs*--              1993      1992      1991
  Per Equivalent Barrel of Oil          -------------------------
United States                           $4.86      4.78      5.44
Norway                                   5.86      7.25      6.42
United Kingdom                           5.64      5.73      4.64
Africa                                   4.62      5.16      4.72
Other areas                              4.74      5.58      4.79
Worldwide                                5.15      5.57      5.58

*Production costs consist of costs incurred to operate and maintain wells and related equipment and facilities used in the production of petroleum liquids and natural gas. These costs also include taxes other than income taxes, depreciation of support equipment, cost of retirements, and administrative expenses associated with the production activity. Excluded are depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.


o Per unit costs in 1993, compared with 1992, were higher in the United States due to lower production volumes. Norway, the United Kingdom and Africa had lower unit costs as decreases in production volumes were more than offset by lower production costs. The lower per unit costs in Other areas were primarily due to higher production volumes and lower production costs in Canada.


Acreage at December 31, 1993                   Thousands of Acres
                                               ------------------
                                                 Gross        Net
                                               ------------------
DEVELOPED
United States                                    1,953      1,330
Norway                                              45         17
United Kingdom                                     166         56
Africa                                              79         16
Other areas                                        291        102
- -----------------------------------------------------------------
                                                 2,534      1,521
=================================================================

UNDEVELOPED
United States                                    3,693      2,424
Norway                                           1,396        302
United Kingdom                                   1,165        416
Africa*                                         27,582     11,273
Australia                                        1,837      1,032
Canada                                           1,557        334
Other areas                                     15,701     12,216
- -----------------------------------------------------------------
                                                52,931     27,997
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.

Statistics

Net Wells Completed*              Productive             Dry
                               ----------------   ----------------
                               1993  1992  1991   1993  1992  1991
                               ----------------   ----------------
EXPLORATORY
United States                     8     7     7     10     7     7
Norway                           **     -     -     **    **     1
United Kingdom                    -     5     1      1    **     1
Africa                            -    **     3      1     4     5
Other areas                       3     -     2      3     7     3
- ------------------------------------------------------------------
                                 11    12    13     15    18    17
==================================================================

DEVELOPMENT
United States                   115    98   155     10     9     6
Norway                            1     1     3      -     -     -
United Kingdom                    2     1     1     **     -     -
Africa                            1     1    **     **     -     -
Other areas                      23     6     3      1     1     2
- ------------------------------------------------------------------
                                142   107   162     11    10     8
==================================================================
 *Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.


Wells at Year-End 1993
                        In Progress*          Productive***
                        ------------  ----------------------------
                                           Oil            Gas
                                      -------------   ------------
                        Gross    Net   Gross    Net   Gross    Net
                        ------------  -------------   ------------
United States              48     29  20,560  4,834   5,653  2,940
Norway                      1     **     133     48      41     12
United Kingdom             18      6      26      9      67     12
Africa                      5      1     186     37       5      1
Other areas                 6      3     857    325     241     85
- ------------------------------------------------------------------
                           78     39  21,762  5,253   6,007  3,050
==================================================================
  *Includes wells that have been temporarily suspended.
 **Phillips' total proportionate interest was less than one. ***Includes 1,368 gross and 495 net multiple completion wells.

COSTS INCURRED

                                Millions of Dollars
                --------------------------------------------------
                        United             United            Other
                Total   States   Norway   Kingdom   Africa   Areas
                --------------------------------------------------
1993
Acquisition      $ 51       45        -         4        -       2
Exploration       275      158       16        34       22      45
Development       482      213       58       123       38      50
- ------------------------------------------------------------------
                 $808      416       74       161       60      97
==================================================================

1992
Acquisition      $ 16        8        -         6        -       2
Exploration       241       88       27        43       32      51
Development       395      146      122        43       48      36
- ------------------------------------------------------------------
                 $652      242      149        92       80      89
==================================================================

1991
Acquisition      $ 32       30        -         -        1       1
Exploration       313      121       30        45       54      63
Development       411      238      118        10       17      28
- ------------------------------------------------------------------
                 $756      389      148        55       72      92
==================================================================

o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring undeveloped oil and gas leaseholds. It includes proved properties of $8 million and $6 million in the United States for 1993 and 1991, respectively, and $4 million in the United Kingdom for 1993.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.

CAPITALIZED COSTS

At December 31                    Millions of Dollars
                    ----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                    ----------------------------------------------
1993
Proved properties   $8,752   5,484   1,915      708     364    281
Unproved properties    482     388      13       47       6     28
- ------------------------------------------------------------------
                     9,234   5,872   1,928      755     370    309
Accumulated
  depreciation,
  depletion and
  amortization       5,915   4,174   1,006      437     188    110
- ------------------------------------------------------------------
                    $3,319   1,698     922      318     182    199
==================================================================

1992
Proved properties   $8,812   5,423   2,034      601     377    377
Unproved properties    472     370      14       45       6     37
- ------------------------------------------------------------------
                     9,284   5,793   2,048      646     383    414
Accumulated
  depreciation,
  depletion and
  amortization       5,922   4,124   1,008      420     211    159
- ------------------------------------------------------------------
                    $3,362   1,669   1,040      226     172    255
==================================================================

o Capitalized costs include the cost of equipment and facilities for oil and gas producing activities. These costs include the activities of Phillips' E&P organization excluding the Kenai LNG operation, a gas marketing company and a U.S. natural gas pipeline operation.

o Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells and related equipment and facilities (including uncompleted development well costs) and support equipment.

o Unproved properties include capitalized costs for oil and gas leaseholds under exploration (even where petroleum liquids and natural gas were found but not in sufficient quantities to be considered proved reserves) and uncompleted exploratory well costs, including exploratory wells under evaluation.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES


Amounts are computed using year-end prices and costs (adjusted only for existing contractual changes), appropriate statutory tax rates and a prescribed 10 percent discount factor. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.

While due care was taken in its preparation, the company does not represent that this data is the fair value of the company's oil and gas properties, or a fair estimate of the present value of cash flows to be obtained from their development and production.

Discounted Future Net Cash Flows

                                            Millions of Dollars
                           ---------------------------------------------------
                                     United            United            Other
                             Total   States   Norway  Kingdom   Africa   Areas
                           ----------------------------------------------------
1993
Future cash inflows        $23,693   11,661    7,940    1,485    1,513   1,094
Less:
  Future production costs    9,048    4,713    3,096      345      468     426
  Future development costs   2,818    1,008    1,175      457       50     128
  Future income tax
    provisions               5,025    1,375    2,668      159      763      60
- ------------------------------------------------------------------------------
Future net cash flows        6,802    4,565    1,001      524      232     480
10% annual discount          3,227    2,198      437      257      107     228
- ------------------------------------------------------------------------------
Discounted future
  net cash flows           $ 3,575    2,367      564      267      125     252
==============================================================================


1992
Future cash inflows        $27,070   11,845   10,103    1,883    2,022   1,217
Less:
  Future production costs   10,288    4,538    4,345      402      519     484
  Future development costs   2,317    1,062      350      679       56     170
  Future income tax
    provisions               6,854    1,469    3,980      223    1,130      52
- ------------------------------------------------------------------------------
Future net cash flows        7,611    4,776    1,428      579      317     511
10% annual discount          3,590    2,243      627      322      147     251
- ------------------------------------------------------------------------------
Discounted future
  net cash flows           $ 4,021    2,533      801      257      170     260
==============================================================================

1991
Future cash inflows        $25,995   11,014   11,058      752    2,008   1,163
Less:
  Future production costs   10,459    5,329    4,005      171      453     501
  Future development costs   2,198    1,215      296      174      347     166
  Future income tax
    provisions               7,306    1,020    5,104      145      953      84
- ------------------------------------------------------------------------------
Future net cash flows        6,032    3,450    1,653      262      255     412
10% annual discount          2,710    1,568      726       71      118     227
- ------------------------------------------------------------------------------
Discounted future
  net cash flows           $ 3,322    1,882      927      191      137     185
==============================================================================

Sources of Change in Discounted Future Net Cash Flows


                                           Millions of Dollars
                                       ---------------------------
                                          1993      1992      1991
                                       ---------------------------
Discounted future net cash flows
  at the beginning of the year         $ 4,021     3,322     5,845
- ------------------------------------------------------------------
Changes during the year
  Revenues less production costs
    for the year                        (1,382)   (1,477)   (1,548)
  Net change in prices and
    production costs                    (1,183)       92    (6,444)
  Extensions, discoveries and
    improved recovery less
    estimated future costs                 537       511       455
  Development costs for the year           482       395       399
  Changes in estimated future
    development costs                     (574)      (16)     (203)
  Purchases of reserves in place
    less estimated future costs             44        30        15
  Sales of reserves in place
    less estimated future costs            (98)      (56)     (110)
  Revisions of previous quantity
    estimates                               13       190        47
  Accretion of discount                    722       685     1,267
  Net change in income taxes               996       346     3,831
  Other                                     (3)       (1)     (232)
- ------------------------------------------------------------------
Total changes                             (446)      699    (2,523)
- ------------------------------------------------------------------
Discounted future net cash flows
  at year-end                          $ 3,575     4,021     3,322
==================================================================

o The net change in prices and production costs is the beginning of the year reserve production forecast multiplied by the net annual change in the per unit sales price and production cost, discounted at 10 percent.

o Purchases and sales of reserves in place, and extensions, discoveries and improved recovery are production forecasts of the applicable reserve quantities for the year multiplied by the end of the year sales price, less future estimated costs, discounted at 10 percent.

o The accretion of discount is 10 percent of the prior year's discounted future cash inflows less future production and development costs.

o The net change in income taxes is the annual change in the discounted future income tax provisions.

- -------------------------------------------------------------------------------
Selected Quarterly Financial Data

                                                             Per Share of
                     Millions of Dollars                     Common Stock
       -----------------------------------------------  ---------------------
                  Income (Loss)
                         Before  Income (Loss)          Income (Loss)
                  Income Taxes,         Before                 Before
                  Extraordinary  Extraordinary          Extraordinary
                      Items and      Items and              Items and
                     Cumulative     Cumulative             Cumulative
           Sales      Effect of      Effect of              Effect of
       and Other     Changes in     Changes in     Net     Changes in     Net
       Operating     Accounting     Accounting  Income     Accounting  Income
        Revenues     Principles     Principles  (Loss)     Principles  (Loss)
       -----------------------------------------------  ---------------------
1993
First     $3,029            183             61      61            .23     .23
Second     3,230            224            123     121            .47     .46
Third      3,170            122             41      41            .16     .16
Fourth     2,880              9             20      20            .08     .08

- -----------------------------------------------------------------------------

1992
First     $2,712            (33)           (79)   (149)          (.30)   (.57)
Second     3,042            242            100     100            .38     .38
Third      3,098             89            105     105            .41     .41
Fourth     3,081            213            144     124            .56     .48
- -----------------------------------------------------------------------------


During first and second quarters of 1993, the company incurred after-tax charges of $22 million, $.08 per share and $4 million, $.02 per share, respectively, for the estimated cost of work force reductions. In the second quarter of 1993, the company incurred a before-tax extraordinary loss of $3 million attributed to call premiums paid on the early redemption of debt. The after-tax loss was $2 million, $.01 per share. During second and fourth quarters of 1993, the company incurred after-tax accruals for pending claims of $13 million, $.05 per share, and $19 million, $.07 per share, respectively. During first and fourth quarters of 1993, results included after-tax net asset-sale gains of $20 million, $.08 per share, and $39 million, $.15 per share, respectively. In addition, fourth quarter 1993 results included a $24 million, $.09 per share, tax benefit from the utilization of a capital-loss carryforward and a $12 million, $.05 per share, after-tax writedown associated with the exit from the catalyst business.

In the first and fourth quarters of 1992, the company incurred before-tax extraordinary losses of $39 million and $32 million, respectively, on the early retirement of debt. The losses after-tax were $26 million and $20 million, $.10 and $.08 per share, respectively. During fourth quarter

1992, the company adopted FASB Statement No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. The cumulative effect of the change on prior years decreased first quarter 1992 net income by $44 million, $.17 per share.

During first quarter 1992, the company incurred an after-tax charge of $62 million, $.24 per share, for work force reductions. Third quarter 1992 results included a $78 million, $.30 per share, after-tax benefit from revisions of prior year tax accruals due to resolving certain U.S. income tax issues.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the heading "Nominees for Election as Directors" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 9, 1994, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on page 21.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 9, 1994, is incorporated herein by reference:

  Compensation Committee Interlocks and Insider Participation
  Compensation of Directors and Nominees
  Executive Compensation
  Options/SAR Grants in Last Fiscal Year
  Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal
    Year-end Option/SAR Value
  Long-Term Incentive Plan Awards in Last Fiscal Year
  Pension Plan Table
  Employment Contracts and Termination of Employment and Change-in-Control Arrangements


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 9, 1994, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information presented under the heading "Other Information About and Transactions with Directors, Nominees and Officers" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 9, 1994, is incorporated herein by reference.

- ---------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 9, 1994, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedules listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 45, are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 102 through 105, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 1993, the registrant has not filed any reports on Form 8-K.

                    PHILLIPS PETROLEUM COMPANY

                          (Consolidated)

           SCHEDULE V--PROPERTIES, PLANTS AND EQUIPMENT

                                      Millions of Dollars
                    ----------------------------------------------------------
                      Balance                                          Balance
                           at  Additions   Retirements    Other             at
Classification      January l    at Cost*     or Sales  Changes**  December 31
- ------------------------------------------------------------------------------

1993
Exploration and
  Production          $ 9,593        716           870      (75)         9,364
Gas and Gas Liquids     1,606        119           263        2          1,464
Petroleum Products      3,806         94            89     (123)         3,688
Chemicals               2,470        174           219        5          2,430
Other                   1,102         29            26      (13)         1,092
- ------------------------------------------------------------------------------

                      $18,577      1,132         1,467     (204)        18,038
==============================================================================

1992
Exploration and
  Production          $ 9,846        685           503     (435)         9,593
Gas and Gas Liquids     1,705         73           214       42          1,606
Petroleum Products      3,639        217            23      (27)         3,806
Chemicals               2,212        249            13       22          2,470
Other                   1,082         30             3       (7)         1,102
- ------------------------------------------------------------------------------

                      $18,484      1,254           756     (405)        18,577
==============================================================================

1991
Exploration and
  Production          $ 9,577        636           320      (47)         9,846
Gas and Gas Liquids     1,621         81            21       24          1,705
Petroleum Products      3,408        283            99       47          3,639
Chemicals               1,880        346            27       13          2,212
Other                   1,087         60            36      (29)         1,082
- ------------------------------------------------------------------------------

                      $17,573      1,406           503        8         18,484
==============================================================================
 *Additions for 1992 includes an increase of $102 million related to accrued expenditures for two liquefied natural gas tankers based on percentage of completion (cash payment made in 1993).
**Represents transfers between operations and the effect of translating foreign financial statements.


The company's policy with respect to depreciation, depletion, amortization and retirements is explained in Accounting Policies on page 52.

                    PHILLIPS PETROLEUM COMPANY

                          (Consolidated)

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
         AMORTIZATION OF PROPERTIES, PLANTS AND EQUIPMENT


                                          Millions of Dollars
                    ----------------------------------------------------------
                      Balance  Additions                               Balance
                           at    Charged   Retirements     Other            at
Classification      January l  to Income      or Sales   Changes*  December 31
- ------------------------------------------------------------------------------

1993
Exploration and
  Production          $ 6,037        432           390       (43)        6,036
Gas and Gas Liquids       956         72           146         2           884
Petroleum Products      1,494        133            25       (62)        1,540
Chemicals               1,014        116           137         3           996
Other                     587         42             7        (1)          621
- ------------------------------------------------------------------------------

                      $10,088        795           705      (101)       10,077
==============================================================================

1992
Exploration and
  Production          $ 6,255        470           364      (324)        6,037
Gas and Gas Liquids     1,038         76           180        22           956
Petroleum Products      1,424        125            20       (35)        1,494
Chemicals                 906         94            11        25         1,014
Other                     563         39             2       (13)          587
- ------------------------------------------------------------------------------

                      $10,186        804           577      (325)       10,088
==============================================================================

l991
Exploration and
  Production           $5,680        779           167       (37)        6,255
Gas and Gas Liquids       975         74            20         9         1,038
Petroleum Products      1,329        113            56        38         1,424
Chemicals                 839         77            19         9           906
Other                     449        165            35       (16)          563
- ------------------------------------------------------------------------------

                       $9,272      1,208           297         3        10,186
==============================================================================
*Represents transfers between operations and the effect of translating foreign financial statements.

                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE VIII--VALUATION ACCOUNTS AND RESERVES


                                           Millions of Dollars
                         -----------------------------------------------------
                                        Additions
                           Balance  -----------------                  Balance
                                at  Charged to                              at
Description              January 1     Expense  Other  Deductions  December 31
- ------------------------------------------------------------------------------
                                           (a)    (b)
l993
Deducted from asset accounts:
  Allowance for doubtful
    accounts and notes
    receivable                $ 16           4      -        6(c)           14
  Deferred tax asset
    valuation allowance        219          18     (3)      53(d)          181
- ------------------------------------------------------------------------------

1992
Deducted from asset accounts:
  Allowance for doubtful
    accounts and notes
    receivable                $ 18           8      -       10(c)           16
  Deferred tax asset
    valuation allowance          -         225*    (6)       -             219
- ------------------------------------------------------------------------------

1991
Deducted from asset accounts:
  Allowance for doubtful
    accounts and notes
    receivable                $ 20           8      -       10(c)           18
  Allowance for possible
    losses on investments       39         (39)     -        -               -
- ------------------------------------------------------------------------------
*Includes a $198 million allowance established as part of the cumulative effect of a change in accounting principle under the provisions of FASB Statement No. 109, "Accounting for Income Taxes," adopted by the company effective January 1, 1992.

(a) Accounts charged to income less reversal of amounts previously charged to income.

(b) Represents effect of translating foreign financial statements.

(c) Accounts charged off less recoveries of accounts previously charged off.

(d) Reduction in valuation allowance for net operating losses, primarily from the sale of certain foreign operations.

                    PHILLIPS PETROLEUM COMPANY

                         INDEX TO EXHIBITS

Exhibit
Number                           Description
- -------                          -----------

  3(i)          Restated Certificate of Incorporation, as filed with
                   the State of Delaware July 17, 1989 (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

  (ii)          Bylaws of Phillips Petroleum Company, as amended
                   effective October 11, 1993 (incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

  4(a)          Indenture dated as of September 15, 1990, between
                   Phillips Petroleum Company and Continental Bank, National Association, relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011 (incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K for the year ended December 31, 1990).

   (b)          Indenture dated as of September 15, 1990, as
                   supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and Continental Bank, National Association, relating to the 9.18% Notes due September 15, 2021, the 9% Notes due 2001, the 8.86% Notes due May 15, 2022, the 8.49%
                   Notes due January 1, 2023, the 7.92% Notes due
                   April 15, 2023, the 7.20% Notes due November 1, 2023 and the 6.65% Notes due March 1, 2003 (incorporated by reference to Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 1991).

   (c)          Preferred Share Purchase Rights as described in the
                   Rights Agreement dated as of July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated July 10, 1989).

   (d)          Amendment dated May 16, 1990, to the Rights Agreement
                   dated July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to
                   Exhibit 1 to Current Report on Form 8-K dated May 16,
                   1990).

                    PHILLIPS PETROLEUM COMPANY

                         INDEX TO EXHIBITS
                            (Continued)

Exhibit
Number                           Description
- -------                          -----------

                The company incurred during 1993 certain long-term
                   debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.

 10(a)          Agreement dated December 23, 1984, among Mesa Partners
                   and related entities and Phillips Petroleum Company and the schedules, annexes and exhibit thereto (incorporated by reference to Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31,
                   1989).

   (b)          Letter Agreement dated December 23, 1984, among Mesa
                   Partners and related entities and Phillips Petroleum Company (incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1989).

   (c)          Deferred Compensation Plan for Non-Employee Directors
                   of Phillips Petroleum Company (incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 1990).

   (d)          1986 Stock Plan of Phillips Petroleum Company
                   (incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31,
                   1992).

   (e)          1990 Stock Plan of Phillips Petroleum Company
                   (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31,
                   1989).

   (f)          Annual Incentive Compensation Plan of Phillips
                   Petroleum Company (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1992).

   (g)          Incentive Compensation Plan of Phillips Petroleum
                   Company (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1988).

                    PHILLIPS PETROLEUM COMPANY

                         INDEX TO EXHIBITS
                            (Continued)
Exhibit
Number                           Description
- -------                          -----------

 10(h)          Principal Corporate Officers Supplemental Retirement
                   Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1989).

   (i)          Phillips Petroleum Company Supplemental Executive
                   Retirement Plan.

   (j)          Key Employee Deferred Compensation Plan of Phillips
                   Petroleum Company.

   (k)          Non-Employee Director Retirement Plan of Phillips
                   Petroleum Company (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1992).

   (l)    Omnibus Securities Plan of Phillips Petroleum Company
                   (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1993).

   (m)          Natural Gas Liquids Output Purchase and Sale Agreement
                   effective as of January 1, 1992, by and between Phillips 66 Company, a division of Phillips Petroleum Company, and GPM Gas Corporation (incorporated by reference to Exhibit 10.3 to GPM Gas Corporation's Registration Statement on Form S-1, File No. 33-45693, filed February 14, 1992).

 12             Computation of Ratio of Earnings to Fixed Charges.

 21             List of Subsidiaries of Phillips Petroleum Company.

 23             Consent of Independent Auditors.

 99(a)          Form 11-K, Annual Report, of the Thrift Plan of
                   Phillips Petroleum Company for the fiscal year ended December 31, 1993 (to be filed by amendment pursuant to Rule 15d-21).

   (b)          Form 11-K, Annual Report, of the Long-Term Stock
                   Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1993 (to be filed by amendment pursuant to Rule 15d-21).

   (c)          Form 11-K, Annual Report, of the Retirement Savings
                   Plan of Phillips Petroleum Company Subsidiaries for the fiscal year ended December 31, 1993 (to be filed by amendment pursuant to Rule 15d-21).

                    PHILLIPS PETROLEUM COMPANY

                         INDEX TO EXHIBITS
                            (Continued)


Copies of the exhibits listed in this Index to Exhibits are available upon request for a fee of $3.00 per document. Such request should be addressed to:

                     Secretary
                     Phillips Petroleum Company
                     1234 Adams Building
                     Bartlesville, OK  74004

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHILLIPS PETROLEUM COMPANY


March 14, 1994                          C. J. Silas
                             ----------------------------------
                                        C. J. Silas
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on March 14, 1994.


        Signature                            Title
        ---------                            -----

       C. J. Silas
- -------------------------      Chairman of the Board of Directors
       C. J. Silas                and Chief Executive Officer
                                 (Principal executive officer)

       J. J. Mulva
- -------------------------           Executive Vice President
       J. J. Mulva                 and Chief Financial Officer
                                          and Director
                                  (Principal financial officer)

      L. F. Francis
- -------------------------      Controller and General Tax Officer
      L. F. Francis              (Principal accounting officer)

       W. W. Allen
- -------------------------        President and Chief Operating
       W. W. Allen                    Officer and Director

     C. L. Bowerman
- -------------------------           Executive Vice President
     C. L. Bowerman                       and Director

   D. J. Tippeconnic
- -------------------------           Executive Vice President
   D. J. Tippeconnic                      and Director

     J. L. Whitmire
- -------------------------           Executive Vice President
     J. L. Whitmire                       and Director

        Signature                            Title
        ---------                            -----


 Robert E. Chappell, Jr.
- -------------------------                   Director
 Robert E. Chappell, Jr.

 Lawrence S. Eagleburger
- -------------------------                   Director
 Lawrence S. Eagleburger

    Larry D. Horner
- -------------------------                   Director
    Larry D. Horner

    E. Douglas Kenna
- -------------------------                   Director
    E. Douglas Kenna

   Randall L. Tobias
- -------------------------                   Director
   Randall L. Tobias