Form 10-Q
period 1994-03-31
PHILLIPS PETROLEUM CO
filed 1994-05-09
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994
                               -----------------------------------------------
                               OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------
Commission file number               1-720
                       -------------------------------------------------------

                   PHILLIPS PETROLEUM COMPANY

     (Exact name of registrant as specified in its charter)


           Delaware                                            73-0400345
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


         Phillips Building, Bartlesville, Oklahoma 74004
      (Address of principal executive offices)  (Zip Code)


                          918-661-6600
      (Registrant's telephone number, including area code)
                         ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X     No
                                 -----      -----

The registrant had 261,496,670 shares of common stock, $1.25 par value, outstanding at April 30, 1994.

                   PART I. FINANCIAL INFORMATION

- -----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company

                                              Millions of Dollars
                                              -------------------
                                               Three Months Ended
                                                    March 31
                                              -------------------
                                                1994         1993
                                              -------------------
Revenues
Sales and other operating revenues            $2,884        3,029
Equity in earnings of affiliated companies        17           21
Other revenues                                    23           33
- -----------------------------------------------------------------
    Total Revenues                             2,924        3,083
- -----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               1,679        1,823
Production and operating expenses                523          537
Exploration expenses                              45           38
Selling, general and administrative expenses     110          165
Depreciation, depletion, amortization and
  retirements                                    204          194
Taxes other than income taxes                     71           71
Interest and expense on indebtedness              76           64
Preferred dividend requirements of subsidiary      8            8
- -----------------------------------------------------------------
    Total Costs and Expenses                   2,716        2,900
- -----------------------------------------------------------------
Income before income taxes and subsidiary
  stock transaction                              208          183
Gain on subsidiary stock transaction              20            -
- -----------------------------------------------------------------
Income before income taxes                       228          183
Provision for income taxes                       101          122
- -----------------------------------------------------------------
Net Income                                    $  127           61
=================================================================

Per Share of Common Stock
Net Income                                    $  .49          .23
=================================================================

Dividends paid                                   .28          .28

Average Common Shares Outstanding
  (in thousands)                             261,426      260,355
- -----------------------------------------------------------------
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                           Millions of Dollars
                                        -------------------------
                                        March 31      December 31
                                            1994             1993*
                                        -------------------------
Assets
Cash and cash equivalents                $   116              119
Accounts and notes receivable (less
  allowances: 1994--$14; 1993--$14)        1,358            1,248
Inventories                                  503              538
Deferred income taxes                        166              170
Prepaid expenses and other current
  assets                                     113              118
- -----------------------------------------------------------------
    Total Current Assets                   2,256            2,193
Investments and long-term receivables        631              543
Properties, plants and equipment (net)     7,888            7,961
Deferred income taxes                         94               98
Deferred charges                              74               73
- -----------------------------------------------------------------
Total                                    $10,943           10,868
=================================================================

Liabilities
Accounts payable                         $ 1,151            1,199
Long-term debt due within one year            18               18
Accrued income and other taxes               895              858
Other accruals                               197              196
- -----------------------------------------------------------------
    Total Current Liabilities              2,261            2,271
Long-term debt                             3,238            3,208
Accrued dismantlement, removal and
  environmental costs                        538              528
Deferred income taxes                        927              901
Other liabilities and deferred credits       882              910
- -----------------------------------------------------------------
Total Liabilities                          7,846            7,818
- -----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                         347              362
- -----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (277,180,511 shares)
      Par value                              346              346
      Capital in excess of par               978              977
    Treasury stock (at cost: 1994--
      15,837,118 shares; 1993--
      15,700,279 shares)                    (887)            (885)
Foreign currency translation adjustments     (11)             (14)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)           (480)            (487)
Retained earnings                          2,804            2,751
- -----------------------------------------------------------------
Total Stockholders' Equity                 2,750            2,688
- -----------------------------------------------------------------
Total                                    $10,943           10,868
=================================================================
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

- -----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Three Months Ended
                                                    March 31
                                              -------------------
                                               1994          1993
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 127            61
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion, amortization
      and retirements                           204           194
    Dry hole costs and leasehold impairment      20            13
    Deferred taxes                               12            (1)
    Increase in accounts and notes
      receivable                               (127)           (1)
    Decrease in inventories                      19            22
    Decrease (increase) in prepaid expenses
      and other current assets                   10           (24)
    Decrease in accounts payable                (41)          (71)
    Increase in taxes and other accruals         29             9
    Other                                       (63)           (2)
- -----------------------------------------------------------------
Net Cash Provided by Operating Activities       190           200
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures, including dry
  hole costs                                   (213)         (210)
Property dispositions                            10            (1)
Investment purchases                             (4)           (2)
Investment sales                                 69            47
- -----------------------------------------------------------------
Net Cash Used for Investing Activities         (138)         (166)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                471           650
Repayment of debt                              (439)         (645)
Issuance of company stock                         -             4
Dividends paid                                  (73)          (73)
Other                                           (14)          (10)
- -----------------------------------------------------------------
Net Cash Used for Financing Activities          (55)          (74)
- -----------------------------------------------------------------

Decrease in Cash and Cash Equivalents            (3)          (40)
Cash and cash equivalents at beginning of
  period                                        119           131
- -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 116            91
=================================================================
See Notes to Financial Statements.

- -----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Phillips Petroleum Company (hereinafter referred to as "Phillips" or "the company") considers necessary for a fair statement of the results for such periods. All such adjustments are of a normal and recurring nature.


Note 2--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1994           1993
                                          -----------------------

Crude oil and petroleum products              $180            183
Chemical products                              230            252
Materials, supplies and other                   93            103
- -----------------------------------------------------------------
                                              $503            538
=================================================================


Note 3--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1994           1993
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $18,020         18,038
Less accumulated depreciation,
  depletion and amortization                10,132         10,077
- -----------------------------------------------------------------
                                           $ 7,888          7,961
=================================================================


Note 4--Gain on Subsidiary Stock Transaction

In the first quarter of 1994, Phillips Petroleum Singapore Chemicals (Private) Limited (PPSC), a subsidiary that owns and operates a polyethylene plant in Singapore, completed the sale of 117,857,144 shares of common stock for $85 million in notes receivable that will be collected during 1994 and 1995. This sale reduced the company's interest in PPSC from 85.7 percent to 50 percent, and resulted in a $20 million gain in the first quarter. As a result of this transaction, PPSC is now accounted for using the equity method. Deferred taxes have not been provided on the gain because PPSC is a foreign subsidiary and the temporary difference between the financial and tax bases is not expected to reverse in the foreseeable future. The deconsolidation of PPSC did not have a material effect upon the company's financial position.


Note 5--Debt

At March 31, 1994, the company had $1.7 billion of committed credit facilities with major banks, with $1.4 billion available to be drawn. In addition, the company has a $250 million committed letter-of-credit-supported commercial paper program under which $52 million had been issued at March 31, 1994. Effective April 15, 1994, the company refinanced four of its bank credit facilities, totaling $1.4 billion, with one facility of $800 million, reducing the amount of its available bank credit by $600 million. The terms of the one new facility are similar to the terms of the credit facilities terminated.

Also during April, the Long-Term Stock Savings Plan (LTSSP) signed a $131 million term loan agreement that will be used to refinance its outstanding notes payable issued in 1988. The notes will be redeemed on May 16. The new term loan will be repaid in annual installments through the year 1998. The company continues to guarantee the payment of the LTSSP debt.


Note 6--Income Taxes

The company's effective tax rate for the three-month period ended March 31, 1994, was 44 percent, compared with 67 percent for the same period a year ago. The 1994 effective tax rate reflected a higher proportion of domestic income that was taxed at lower rates, compared to foreign tax rates.


Note 7--Stock Options

The company has options outstanding under the Omnibus Securities Plan of Phillips Petroleum Company and the Stock Option Plans of the 1986 and 1990 Stock Plans. The 1986 and 1990 Stock Plans, each of which included a Stock Option Plan and a Strategic Incentive Plan, allowed the granting of stock options and stock awards during the five-year periods beginning January 1, 1986, through December 31, 1990, and January 1, 1990, through
December 31, 1994, respectively. Approval of the Omnibus Securities Plan had the effect of terminating the 1986 and 1990 Stock Plans in that no further awards will be granted under those plans. Options issued under these plans permit the purchase of stock at exercise prices equivalent to the average market price of the company's common stock on the date the options were granted. The options have terms of 10 years and normally become exercisable in increments up to 25 percent on each of the first four anniversary dates following the date of grant. Stock Appreciation Rights (SARs) may from time to time be affixed to the options.

A comparative summary of stock options and SARs follows:

                                              1994          1993
                                         ---------     ---------
Shares under option
  January 1                              5,614,501     5,170,280
Options granted at
  $25.07 to $30.32 per share             1,414,436     1,608,245
Options exercised at
  $12.63 to $25.38 per share               (30,187)     (274,359)
Options forfeited                           (5,134)            -
- ----------------------------------------------------------------
Shares under option
  March 31 (at exercise prices
    from $12.63 to $35.00 per share)     6,993,616     6,504,166
================================================================

Options exercisable
  March 31 (at exercise prices
    from $12.63 to $28.57 per share)     3,903,564     3,784,275
- ----------------------------------------------------------------

SARs under option,
  January 1                                196,616       332,588
SARs forfeited                                   -       (15,656)
- ----------------------------------------------------------------
SARs under option, all exercisable
  March 31 (at exercise prices
    from $12.63 to $16.25 per share        196,616       316,932
================================================================


Note 8--Contingent Liabilities

Environmental

The company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. For sites where it is probable that future costs will be incurred and such costs can be reasonably estimated, accruals have been recorded. In addition, the company has accrued for planned remediation activities and for environmental proceedings not related to Superfund sites. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings. The amount of such future costs is indeterminable due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties.

HCC Litigation

The company continues to defend claims resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's Houston Chemical Complex (HCC). All suits involving fatalities and most of those involving serious physical injury have been settled. Most of the approximately 120 remaining claimants seek compensatory and punitive damages, primarily for psychological injury.

Based upon the company's most recent assessment of the HCC claims, the total loss from all HCC claims, including those settled and those which remain, has exceeded the aggregate amount of the company's liability insurance. The company has made provision for such excess. Because of the nature of personal injury litigation, the company cannot predict with certainty the amount of damages or other costs that it may incur in settling or trying the remaining claims.

The company believes that should the ultimate cost of the disposition of such claims, whether by settlement or after trial, exceed amounts for which the company has made provision, such excess would not have a material adverse impact on its financial position.


Other Litigation

The company is a party to a number of other legal proceedings, including tax proceedings, pending in various courts or agencies for which no provision has been made. Costs related to contingencies are provided when a loss is probable and the amount is reasonably estimable.


Other Contingencies

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

Note 9--Cash Flow Information

Cash payments and noncash investing and financing activities for the three-month periods ended March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1994           1993
                                              -------------------
Cash payments
Interest
  Debt                                         $55             52
  Taxes and other                               24             35
- -----------------------------------------------------------------
                                               $79             87
=================================================================

Income taxes                                   $82            108
- -----------------------------------------------------------------

Noncash financing activities
Accrued expenditures for two liquefied
  natural gas tankers based on percentage
  of completion                                $ -              8
- -----------------------------------------------------------------
Treasury stock awards canceled under
  incentive compensation plans                  (5)             -
- -----------------------------------------------------------------

- -----------------------------------------------------------------
Management's Discussion And Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

A summary of the company's consolidated net income by business segment is:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993*
                                              -------------------
Exploration and Production (E&P)
  United States                               $ 66             79
  Foreign                                       19             51
- -----------------------------------------------------------------
                                                85            130
Gas Gathering, Processing and Marketing (GPM)    4             17
Refining, Marketing and Transportation (RM&T)   37              8
Chemicals                                       74              5
Corporate and Other                            (73)           (99)
- -----------------------------------------------------------------
Net Income                                    $127             61
=================================================================
*Amounts for 1993 have been restated to reflect that certain operations previously a part of RM&T are now included in Chemicals.


Consolidated Results

Consolidated net income for the three-month period ended March 31, 1994, was $127 million, compared with $61 million for the same period in 1993. Earnings included the following special items on an after-tax basis:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Gains on asset sales                          $  -             20
Gain on subsidiary stock transaction            20              -
Work force reduction charges                    (5)           (22)
Foreign currency losses                          -             (1)
Other items                                      3              7
- -----------------------------------------------------------------
Total special items                           $ 18              4
=================================================================


Excluding the above special items, operating income was $109 million for the three-month period ended March 31, 1994, compared with $57 million a year ago.

Improved operating performance in the company's RM&T and Chemicals operations was primarily responsible for a 91 percent increase in operating income in the first quarter of 1994.

Compared with the first quarter of 1993, crude oil prices were significantly lower in the first quarter of 1994. Worldwide crude oil sales prices averaged $12.67 per barrel, nearly $4.50 lower than a year ago. Oversupply caused the price of oil to drop steadily throughout 1993, and this trend continued in the first quarter of 1994, though crude prices have improved in recent weeks. Because of the drop in prices, E&P's operating income dropped 26 percent compared with a year ago. Along with crude oil, natural gas liquids (NGL) prices trended lower throughout 1993 and into the first quarter of 1994, resulting in lower operating income from GPM.

The company saw substantial improvement in operating income from downstream operations compared with a year ago. In the company's RM&T operations, falling crude oil prices provided much lower feedstock costs, which improved margins and resulted in improved operating income from the refineries. In Chemicals, sales volumes were up for key products such as ethylene, polyethylene and polypropylene; margins improved in its aromatics operations; and licensing income increased due to the granting of a polypropylene license.

                                              Three Months Ended
                                                   March 31
                                             --------------------
                                              1994           1993
                                             --------------------
Phillips at a Glance
Crude oil production (MBD)
  U.S.                                          91             98
  Foreign                                      116            106
- -----------------------------------------------------------------
                                               207            204
=================================================================
Natural gas production (MMCFD)
  U.S.                                       1,077          1,024
  Foreign                                      409            458
- -----------------------------------------------------------------
                                             1,486          1,482
=================================================================
Natural gas liquids production -
  worldwide (MBD)                              159            155
Liquefied natural gas sales (MMCFD)            114            113
Refinery utilization rate (%)                   94             97
Automotive gasoline sales -
  U.S. (MBD)                                   282            296
Distillate sales - U.S. (MBD)                  121             97
Liquefied petroleum gas sales -
  U.S. (MBD)                                   122            122
Ethylene sales (MMlbs)*                        298            255
Polyethylene sales (MMlbs)                     414            365
Propylene sales (MMlbs)                        120            134
Polypropylene sales (MMlbs)                    107             70

*Includes amounts equal to Phillips' 50-percent interest in the Sweeny Olefins
 Limited Partnership (SOLP), after exclusion of any amounts sold by SOLP to Phillips.

Segment Results

E&P                                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Reported net income                           $ 85            130
Less special items                               4             21
- -----------------------------------------------------------------
Operating income                              $ 81            109
=================================================================


Operating income for the first quarter of 1994 was down when compared with the first quarter of 1993 for the company's worldwide E&P operations. Although U.S. natural gas prices were higher, they could not overcome the effect of significantly lower worldwide crude oil sales prices.

Sales prices, exploration expenses and operating statistics are:

                                              Three Months Ended
                                                   March 31
                                            ---------------------
                                              1994           1993
                                            ---------------------
Sales Prices
Crude oil (per barrel)
    United States                           $10.98          15.40
    Foreign                                  13.84          18.41
    Worldwide                                12.67          17.09
Natural gas--lease
  (per thousand cubic feet)
    United States                             2.02           1.84
    Foreign                                   2.31           2.42
    Worldwide                                 2.11           2.04


                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological and geophysical                    $ 24             23
Leasehold impairment                             5              6
Dry holes                                       15              7
Lease rentals                                    1              2
- -----------------------------------------------------------------
                                              $ 45             38
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                              1994           1993
                                              -------------------
                                                  Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude Oil Produced
  United States                                 91             98
  Norway                                        81             66
  United Kingdom                                 5              6
  Africa                                        25             26
  Other areas                                    5              8
- -----------------------------------------------------------------
                                               207            204
=================================================================

Natural Gas Liquids Produced
  United States                                  1              6
  Norway                                         8              7
  Other areas                                    1              1
- -----------------------------------------------------------------
                                                10             14
=================================================================


                                                 Millions of
                                               Cubic Feet Daily
                                             --------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)                             1,077          1,024
  Norway*                                      262            311
  United Kingdom*                               96             77
  Other areas                                   51             70
- -----------------------------------------------------------------
                                             1,486          1,482
=================================================================
*Dry basis.

Liquefied Natural Gas Sales                    114            113
- -----------------------------------------------------------------

U.S. E&P                                      Millions of Dollars
- --------                                      -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Reported net income                           $ 66             79
Less special items                               4              1
- -----------------------------------------------------------------
Operating income                              $ 62             78
=================================================================


The decrease in operating income for the first quarter of 1994, compared with the same period a year ago, was primarily due to lower crude oil sales prices, partially offset by higher natural gas sales prices. The company's U.S. crude oil sales prices averaged $10.98 per barrel in the first quarter of 1994, a 29 percent drop from a year ago. The negative effect of the drop in crude oil prices was mitigated by a 10 percent increase in natural gas sales prices. Natural gas sales prices reached
$2 per thousand cubic feet in the second quarter of 1993, and have remained near the $2 level.

U.S. crude oil production was lower in the first quarter of 1994, compared with the first quarter of 1993, due primarily to normal field declines and asset sales. U.S. natural gas production was up 5 percent, due in part to increased production from the San Juan Basin.

Special items in 1994 included a favorable settlement related to a net profits interest, partially offset by a contingency accrual. Special items in the first quarter of 1993 consisted of a favorable tax settlement.


Foreign E&P                                   Millions of Dollars
- -----------                                   -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Reported net income                           $ 19             51
Less special items                               -             20
- -----------------------------------------------------------------
Operating income                              $ 19             31
=================================================================


Operating income decreased in the first quarter of 1994, compared with the same period a year ago, primarily due to lower crude oil sales prices. Those prices ended the quarter at an average of under $14 per barrel, 25 percent lower than the first quarter of 1993.

Foreign crude oil production was up in the first quarter of 1994, compared with the first quarter of 1993, due primarily to increased production from Norway, which was up over 20 percent, mostly due to the start-up of the Embla field in the spring of 1993. The increase was partly offset by loss of production due to asset sales in Egypt, Australia and Indonesia. Foreign natural gas production was down this quarter compared with the same period last year, due to Norway's increased reinjection of produced gas, as part of the company's subsidence mitigation strategy, coupled with lower buyer demand.

Special items in the first quarter of 1993 consisted of after-tax asset sale gains of $20 million.


GPM                                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Reported net income                           $  4             17
Less preferred dividend requirements
  of Phillips Gas Company                       (8)            (8)
- -----------------------------------------------------------------
Operating income                              $ 12             25
=================================================================


The company's GPM operations are conducted primarily through GPM
Gas Corporation, a wholly owned subsidiary of Phillips Gas
Company. In December 1992, Phillips Gas Company issued preferred stock, and the effect of the preferred dividend requirements has been excluded in determining operating income.

Sales prices and operating statistics are:

                                              Three Months Ended
                                                   March 31
                                            ---------------------
                                              1994           1993
Sales Prices                                ---------------------
U.S. residue gas
  (per thousand cubic feet)                 $ 2.12           1.86
U.S. natural gas liquids
  (per barrel--unfractionated)                8.97          12.07


                                                 Millions of
                                               Cubic Feet Daily
                                             --------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips                           1,132          1,013
  Phillips                                     208            209
- -----------------------------------------------------------------
                                             1,340          1,222
=================================================================

Raw Gas Throughput                           1,493          1,381
- -----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips                             859            738
  Phillips                                      86             94
- -----------------------------------------------------------------
                                               945            832
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                              1994           1993
                                              -------------------
                                                  Thousands of
                                                 Barrels Daily
                                              -------------------
Natural Gas Liquids Production
  From leasehold gas                            22             23
  From purchased gas                           127            118
- -----------------------------------------------------------------
                                               149            141
=================================================================


GPM's operating income was down for the first quarter of 1994, compared with a year ago, due to lower NGL sales prices, partly offset by higher residue gas sales prices and higher raw gas throughput volumes. In addition, operating costs were up in the first quarter of 1994, due in part to gathering fees the company paid to GPM Gas Gathering L.L.C. (GGG) in 1994. To help fund acquisitions, GPM and a group of institutional investors formed GGG which is owned 50 percent by GPM. In 1993 GPM sold a portion of its gas gathering assets in West Texas to GGG for $138 million, and, effective January 1, 1994, began paying gathering fees to GGG. GPM's operating costs also increased due to newly acquired plants and systems and expansions of existing systems that occurred throughout 1993. This expansion strategy led to an 8 percent increase in raw gas throughput volumes compared to a year ago.


RM&T                                          Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Reported net income                           $ 37              8
Less special item                                -             (3)
- -----------------------------------------------------------------
Operating income                              $ 37             11
=================================================================


Sales prices and operating statistics are:

                                               Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Automotive gasoline (per gallon)              $.50            .59
Distillates (per gallon)                       .51            .57
Propane (per gallon)                           .34            .40
Refinery crude oil capacity
  utilization                                   94%            97

                                               Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------
                                                  Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Refinery Operations
  Crude Oil Refined                            287            297
- -----------------------------------------------------------------

Petroleum Products Outside Sales*
  United States
    Automotive gasoline                        259            269
    Aviation fuels                              33             32
    Distillates                                121             97
    Propane                                     37             37
    Other products                              16             16
- -----------------------------------------------------------------
                                               466            451
  Foreign                                       60             54
- -----------------------------------------------------------------
                                               526            505
=================================================================
*Amounts for 1993 have been restated to reflect that certain operations previously a part of RM&T are now included in Chemicals.


Operating income was up 236 percent in the company's RM&T operations, when compared with a year ago, due primarily to better results from refining operations, as falling crude oil prices resulted in 26 percent lower refinery feedstock costs. These lower feedstock costs resulted in improved margins and higher operating income from the company's refineries. However, the company's overall refinery crude oil capacity utilization was lower this quarter compared with a year ago, due to a maintenance turnaround at the company's Borger refinery. The positive effect of the lower feedstock costs was partially offset by lower automotive gasoline and distillate sales prices. While these prices were lower, their decline was somewhat mitigated by the tightening of industry product supply as a result of a number of refinery maintenance shutdowns during the quarter.

The special item in the first quarter of 1993 was an after-tax contingency accrual of $3 million.

Chemicals                                     Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Reported net income                           $ 74              5
Less special items                              21              -
- -----------------------------------------------------------------
Operating income                              $ 53              5
=================================================================


Chemicals operating income was up sharply in the first quarter of 1994, compared with the first quarter of 1993. An improving economy and buyer anticipation of potential higher near-term prices increased demand for olefin products in the first quarter of 1994. In addition, the company enjoyed better margins from its cyclics and aromatics operations.

In the company's plastics operations, the improving economy also increased demand for plastics resins, thus easing somewhat the negative effect of industry overcapacity experienced during 1993. As a result, sales volumes of key plastics products, including polyethylene and polypropylene, were higher, leading to better operating results. In addition, operating income benefited
$18 million from the sale of a polypropylene license.

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------
                                               Millions of Pounds
                                              -------------------
Operating Statistics
Selected Outside Sales
  Ethylene*                                    298            255
  Polyethylene                                 414            365
  Propylene                                    120            134
  Polypropylene                                107             70

*Includes amounts equal to Phillips' 50-percent interest in the Sweeny
 Olefins Limited Partnership (SOLP), after exclusion of any amounts sold by SOLP to Phillips.

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------
                                                  Thousands of
                                                 Barrels Daily
                                              -------------------
Other Selected Product Outside Sales
  Automotive gasoline (Puerto Rico
    Core by-product)                            23             27
  Liquefied petroleum gas                       85             85
  Ethanes and pentanes                          45             44

Natural Gas Liquids Processed                  209            197

Special items in the first quarter of 1994 included an after-tax gain of $20 million from a subsidiary stock transaction.


Corporate and Other                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

Reported Corporate and Other                  $(73)           (99)
Less special items                              (7)           (14)
- -----------------------------------------------------------------
Adjusted Corporate and Other                  $(66)           (85)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                     $(25)           (43)
Net interest                                   (49)           (45)
Other                                            8              3
- -----------------------------------------------------------------
Adjusted Corporate and Other                  $(66)           (85)
=================================================================


Corporate general and administrative expenses for the first quarter of 1994 were down from the same period a year ago. The company's Performance Incentive Program (PIP) is now being accrued by the operating segments, instead of being retained at Corporate, and the 1993 accrual was overprovided and reversed at Corporate in the first quarter of 1994. Also contributing to the decrease in Corporate general and administrative expenses was increased direct charges to the operating segments in 1994 compared with 1993, along with lower charitable contributions and advertising expenses.

Net interest represents interest income and expense, net of capitalized interest. Net interest was higher in the first quarter of 1994 due in part to reversals of contingency related interest accruals in the first quarter of 1993.

Other consists primarily of the company's insurance operations, along with income tax items that are not directly associated with the operating segments on a stand-alone basis. The benefit of these tax items was responsible for the improvement in Other in the first quarter of 1994.

Special items in the first quarter of 1994 included an asset sale, work force reduction charges and a contingency accrual. Special items in the first quarter of 1993 included an after-tax work force reduction charge of $22 million, partially offset by tax related settlements and contingencies.

Income Statement Analysis

Revenues

Total revenues for the three months ended March 31, 1994, were $2.9 billion, compared with $3.1 billion for the same period in 1993. Sales and other operating revenues were down 5 percent primarily due to lower crude oil and petroleum products sales prices, partially offset by higher U.S. natural gas prices.


Total Costs and Expenses

Total costs and expenses were down 6 percent when comparing the first quarter of 1994 with the first quarter of 1993. Purchase costs decreased primarily due to lower refinery feedstock costs. While production and operating expenses declined slightly, exploration expenses were up 18 percent, due in part to dry holes associated with the company's exploratory efforts in Italy and Papua New Guinea. Selling, general and administrative expenses were lower in the first quarter of 1994, due in part to lower work force reduction charges. Interest expenses were up primarily due to reversals of contingency related interest accruals in the first quarter of 1993.


Income Taxes

The company's effective tax rate for the three-month period ended March 31, 1994, was 44 percent, compared with 67 percent for the same period a year ago. The 1994 effective tax rate reflected a higher proportion of domestic income that was taxed at lower rates, compared to foreign tax rates.


CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      1994         1993      1993
                                  -------------------------------
Current ratio                          1.0          1.0       1.0
Long-term debt                      $3,238        3,208     3,796
Preferred stock of subsidiary       $  345          345       345
Stockholders' equity                $2,750        2,688     2,698
Percent of long-term debt
  to capital*                           51%          51        56
Percent of floating-rate debt
  to total debt                         26%          25        45

*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.

Although net income in first quarter 1994 was more than double that of the same period in 1993, cash from operations declined
$10 million due to changes in working capital in the 1994 period. Capital expenditures and dividends exceeded cash from operations by $96 million in the first quarter of 1994. Phillips continues to maintain its various committed bank lines of credit and to draw upon these credit lines instead of maintaining higher levels of cash. Although long-term debt increased slightly from year-end 1993, it is down approximately 15 percent from March 31, 1993.

During 1993, Phillips issued $850 million of fixed rate debt in the public market, using the proceeds to refinance more costly long-term debt as well as to repay borrowings under its revolving bank lines of credit, extending debt maturities at low interest rates, and reducing the percentage of the company's total debt that would be exposed to interest rate fluctuations. This reduction of the company's floating rate debt has also enabled the company to reduce the number and amount of its bank credit lines. At March 31, 1994, the company had $1.7 billion of committed credit facilities with major banks. In April the company replaced four of its outstanding bank credit lines, totaling $1.4 billion, with one $800 million facility. Although the terms and conditions of the new facility are similar to those of the replaced facilities, the commitment fees and interest rates are more favorable to the company. Also during April, the LTSSP signed a $131 million term loan to refinance its outstanding notes payable issued in 1988. The notes will be redeemed on May 16. The new term loan will be repaid in annual installments through 1998.

As of April 30, 1994, the company had drawn approximately
$315 million under its committed credit facilities with major banks, with approximately $800 million available to be drawn. In addition, the company had issued $72 million under its $250 million commercial paper program at April 30.


Capital Spending

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1994           1993
                                              -------------------

E&P                                           $158            124
GPM                                             22             10
RM&T                                            12             23
Chemicals                                       18             50
Corporate and Other                              3              3
- -----------------------------------------------------------------
                                              $213            210
=================================================================
United States                                 $130            153
Foreign                                         83             57
- -----------------------------------------------------------------
                                              $213            210
=================================================================

Phillips is increasing its participation in the growing plastic markets in Asia by expanding its Singapore polyethylene facility. The expansion is being funded partly by a $93 million project loan available to the Singapore company and partly by selling additional equity of the Singapore company to other parties. The sale of additional equity reduced Phillips' equity interest in the company that owns the polyethylene facility from 85.7 percent to
50 percent.   Phillips is proportionally responsible for cost
overruns and repayment of the project loan until the completion of construction. After completion of construction, any borrowings under the project loan become non-recourse to Phillips. This expansion will more than double the Singapore facility's linear polyethylene capacity to more than 800 million pounds a year and is expected to be completed by 1997. The reduction in Phillips' equity interest is not expected to have a material impact on its operating results or liquidity.


Contingencies

Legal and Tax Matters

In February 1994, the U.S. Internal Revenue Service completed its examination of the company's income tax returns for 1989 and 1990, resulting in proposed adjustments totaling approximately
$80 million, including interest, all of which had been previously accrued. The company paid the assessment and intends to file a claim for refund contesting a significant portion of that amount.

The company continues to defend claims made by plaintiffs resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's HCC facilities. All suits involving fatalities and most of those involving serious physical injury have been settled. Since December 31, 1993, the company has settled or agreed in principle to settle about 275 claims, including 191 on March 2, 1994. The March 2 agreement was for an amount in excess of what the company had previously anticipated for those claims. The agreement occurred in the third week of a trial of 15 of the 191 claims, which commenced in February 1994. The agreement resulted from a mediation of all 191 claims ordered during the trial. Based upon the company's most recent assessment of the HCC claims, the total loss from all HCC claims, including those settled and those which remain, has exceeded the aggregate amount of the company's liability insurance. Based on this event and the company's anticipated future liability exposure in the remaining unsettled cases, an additional accrual was reflected in 1993. Most of the approximately 120 remaining claimants seek compensatory and punitive damages, primarily for psychological injury.

Because of the nature of personal injury litigation, the company cannot predict with certainty the amount of damages or other costs it may incur in settling or trying the remaining claims. Phillips believes, however, that should the ultimate cost of the disposition of such claims, either by settlement or after trial, exceed amounts for which the company has made provision, such excess would not have a material adverse impact on the company's financial position.

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

Phillips may be obligated to take remedial action as the result of the enactment of laws, such as the federal Superfund law, the issuance of new regulations, or as a result of leaks and spills. In addition, an obligation may arise when a facility is closed or sold. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered appropriate under regulations, if any, existing at the time, but will now require investigatory or remedial work to adequately protect the environment or address new regulatory requirements.

At year-end 1993, Phillips reported 63 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Of these sites, six were resolved during the quarter through consent decrees, deposits into trust funds or otherwise. Also during the quarter, two sites were added. Of the 59 sites at March 31, 1994, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At 11 sites, present information indicates that it is reasonably likely that the company's exposure is less then $100,000 per site. At 15, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the remaining 20 sites, the company has provided for any probable costs that can be reasonably estimated. Any additional costs related to these sites are not expected to be material to the company's financial position. However, such additional costs could be material to the operating results or cash flows of a particular year or quarter.

For those sites where it is probable that future costs will be incurred and these costs can be reasonably estimated, reserves have been recorded in the consolidated balance sheet. At
March 31, 1994, accruals of $12 million had been made for the company's PRP sites. In addition, the company has accrued
$90 million for planned remediation activities, including sites where no claims have been asserted, and $13 million for other environmental litigation, for total environmental accruals of $115 million. No one site represents more than 15 percent of the total.

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


OUTLOOK

In March, Phillips Petroleum Company Norway, as operator for the Phillips Norway Group, submitted to the Norwegian government an amended Plan of Development and Operation (PDO) for the Ekofisk development. Discussions concerning the PDO are continuing. It is anticipated that a recommendation about the Ekofisk development will be made by the Norwegian authorities in the spring session of the Norwegian Storting, or parliament, and that the Storting will make its decision later in the spring session.

In the first quarter of 1994, the company and its co-venturer completed testing the Sunfish No. 3 delineation well. The Sunfish No. 3 is the third delineation well on the northern portion of the Sunfish prospect in the Cook Inlet of Alaska. The company is currently evaluating the drilling results and recently acquired 3D seismic data in order to reassess the reserves potential, development options, and commercial potential of the Sunfish prospect.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations, financing and asset sales.

Although crude oil prices have modestly improved in recent weeks, the company anticipates that a continued strengthening of the economy will be necessary to sustain the downstream prices and margins enjoyed during the first quarter of 1994. The company expects to continue to benefit from its cost-reduction efforts and increased operating efficiencies.

                   PART II.  OTHER INFORMATION


Item 3.  LEGAL PROCEEDINGS

The following is a description of legal proceeding involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to predict the outcome of such proceedings, if all were decided adversely to the company, there would be no material effect on its consolidated financial position. Nevertheless, such proceedings are reported pursuant to the Securities and Exchange Commission's regulations.

On March 13, 1992, the Texas Water Commission (TWC) issued a notice of violation to Phillips Petroleum Company's Sweeny, Texas, refinery. The complaint alleged violations of Texas solid and hazardous waste regulations by Phillips with respect to the operations of the West Landfarm at the Sweeny refinery during the period 1989-1990. This notice of violation was consolidated into one action with a notice of violation issued on July 26, 1991, by the TWC, which also alleged violations of the Texas solid and hazardous waste regulations at Sweeny. These notices of violation were reported in the company's Quarterly Report on Form 10-Q for the quarters ended September 30, 1991, and March 31, 1992. The Texas Water Commission and the Texas Air Control Board merged to form the Texas Natural Resources Conservation Commission (TWRCC). An Agreed Order was signed between the company and the TNRCC effective April 12, 1994. The Agreed Order requires Phillips, among other things, to undertake ground water monitoring at the West Landfarm; to complete regulatory closure of the West Landfarm; and to pay an administrative penalty of $537,742. The penalty was paid to the TNRCC on April 29, 1994.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

12  Computation of Ratio of Earnings to Fixed Charges.


Reports on Form 8-K
- -------------------

During the three months ended March 31, 1994, the company has not filed any reports on Form 8-K.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHILLIPS PETROLEUM COMPANY




                                         L. F. Francis
                               ----------------------------------
                                         L. F. Francis
                               Controller and General Tax Officer
                                  (Chief Accounting and Duly
                                      Authorized Officer)


May 9, 1994