Form 10-K/A
period 1993-12-31
PHILLIPS PETROLEUM CO
filed 1994-06-27
CIK 78214

FORM 10-K/A


                         Amendment No. 1


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended     December 31, 1993
                         ----------------------------------------

                               OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from                 to
                              ---------------    ----------------

Commission file number              1-720
                      -------------------------------------------


                   Phillips Petroleum Company
     (Exact name of registrant as specified in its charter)


            Delaware                               73-0400345
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


         Phillips Building, Bartlesville, Oklahoma 74004
      (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code: 918-661-6600

- - - -----------------------------------------------------------------



                   Filing Additional Exhibits

Item 14 - Exhibits
- - - ------------------

The registrant is filing with this Amendment No. 1 Annual Reports on Form 11-K for the Thrift Plan of Phillips Petroleum Company, the Long-Term Stock Savings Plan of Phillips Petroleum Company and the Retirement Savings Plan of Phillips Petroleum Company Subsidiaries.

                   PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS

Exhibit
Number                         Description
- - - -------                        -----------

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

                   PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                         Description
- - - -------                        -----------

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

                   PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)
Exhibit
Number                         Description
- - - -------                        -----------

 10(h)    Principal Corporate Officers Supplemental Retirement
            Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(h) to Annual Report on Form
            10-K for the year ended December 31, 1989).

   (i)    Phillips Petroleum Company Supplemental Executive
            Retirement Plan.*

   (j)    Key Employee Deferred Compensation Plan of Phillips
            Petroleum Company.*

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

 12       Computation of Ratio of Earnings to Fixed Charges.*

 21       List of Subsidiaries of Phillips Petroleum Company.*

 23       Consent of Independent Auditors.*

 99(a)    Form 11-K, Annual Report, of the Thrift Plan of
            Phillips Petroleum Company for the fiscal year ended
            December 31, 1993.

   (b)    Form 11-K, Annual Report, of the Long-Term Stock
            Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1993.

                   PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                         Description
- - - -------                        -----------

 99(c)    Form 11-K, Annual Report, of the Retirement Savings
            Plan of Phillips Petroleum Company Subsidiaries for the fiscal year ended December 31, 1993.

*Filed with the original Annual Report on Form 10-K for year ended December 31, 1993.


Copies of the exhibits listed in the Index to Exhibits are available upon request for a fee of $3.00 per document. Such request should be addressed to:

                     Secretary
                     Phillips Petroleum Company
                     1234 Adams Building
                     Bartlesville, OK  74004

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHILLIPS PETROLEUM COMPANY




                                    /s/  L. F. Francis
                               ----------------------------------
                                         L. F. Francis
                               Controller and General Tax Officer


June 22, 1994