Form 10-Q
period 1994-06-30
PHILLIPS PETROLEUM CO
filed 1994-08-09
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1994
                               --------------------------------------------
                               OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ------------------
Commission file number               1-720
                       ----------------------------------------------------

                   PHILLIPS PETROLEUM COMPANY
     (Exact name of registrant as specified in its charter)


           Delaware                                         73-0400345
- -------------------------------                         -------------------
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

The registrant has 261,563,137 shares of common stock, $1.25 par value, outstanding at July 31, 1994.

                     PART I. FINANCIAL INFORMATION

- ---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months       Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      1994     1993     1994     1993
                                    ---------------------------------
Revenues
Sales and other operating revenues  $2,995    3,230    5,879    6,259
Business interruption insurance          -       14        -       14
Equity in earnings of affiliated
  companies                             22       17       39       38
Other revenues                          11       19       34       52
- ---------------------------------------------------------------------
    Total Revenues                   3,028    3,280    5,952    6,363
- ---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     1,843    1,973    3,522    3,796
Production and operating expenses      516      538    1,039    1,075
Exploration expenses                    54       38       99       76
Selling, general and
  administrative expenses              116      152      226      317
Depreciation, depletion,
  amortization and retirements         201      200      405      394
Taxes other than income taxes           60       76      131      147
Interest and expense on
  indebtedness                          69       71      145      135
Preferred dividend requirements
  of subsidiary                          8        8       16       16
- ---------------------------------------------------------------------
    Total Costs and Expenses         2,867    3,056    5,583    5,956
- ---------------------------------------------------------------------
Income before income taxes,
  subsidiary stock transaction
  and extraordinary item               161      224      369      407
Gain on subsidiary stock
  transaction                            -        -       20        -
- ---------------------------------------------------------------------
Income before Income Taxes
  and Extraordinary Item               161      224      389      407
Provision for income taxes              85      101      186      223
- ---------------------------------------------------------------------
Income before extraordinary item        76      123      203      184
Extraordinary item                       -       (2)       -       (2)
- ---------------------------------------------------------------------
Net Income                          $   76      121      203      182
=====================================================================

Per Share of Common Stock
Income before extraordinary item    $  .29      .47      .78      .71
Extraordinary item                       -     (.01)       -     (.01)
- ---------------------------------------------------------------------
Net Income                          $  .29      .46      .78      .70
=====================================================================

Dividends paid                      $  .28      .28      .56      .56
Average Common Shares Outstanding
  (in thousands)                   261,527  260,936  261,477  260,647
- ---------------------------------------------------------------------
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                           Millions of Dollars
                                        -------------------------
                                        June 30       December 31
                                           1994              1993*
                                        -------------------------
Assets
Cash and cash equivalents               $   128               119
Accounts and notes receivable (less
  allowances: 1994--$14; 1993--$14)       1,421             1,248
Inventories                                 532               538
Deferred income taxes                       165               170
Prepaid expenses and other current
  assets                                     96               118
- -----------------------------------------------------------------
    Total Current Assets                  2,342             2,193
Investments and long-term receivables       596               543
Properties, plants and equipment (net)    7,997             7,961
Deferred income taxes                        92                98
Deferred charges                             80                73
- -----------------------------------------------------------------
Total                                   $11,107            10,868
=================================================================

Liabilities
Accounts payable                        $ 1,199             1,199
Long-term debt due within one year           26                18
Accrued income and other taxes              842               858
Other accruals                              176               196
- -----------------------------------------------------------------
    Total Current Liabilities             2,243             2,271
Long-term debt                            3,387             3,208
Accrued dismantlement, removal and
  environmental costs                       547               528
Deferred income taxes                       950               901
Other liabilities and deferred credits      842               910
- -----------------------------------------------------------------
Total Liabilities                         7,969             7,818
- -----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                        351               362
- -----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (277,180,511 shares)
      Par value                             346               346
      Capital in excess of par              986               977
    Treasury stock (at cost: 1994--
      15,617,374 shares; 1993--
      15,700,279 shares)                   (871)             (885)
Foreign currency translation adjustments      9               (14)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)          (473)             (487)
Retained earnings                         2,790             2,751
- -----------------------------------------------------------------
Total Stockholders' Equity                2,787             2,688
- -----------------------------------------------------------------
Total                                   $11,107            10,868
=================================================================
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

- -----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                1994         1993
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $  203          182
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, depletion, amortization
      and retirements                            405          394
    Dry hole costs and leasehold impairment       46           22
    Deferred taxes                                13            4
    Extraordinary items                            -            2
    Increase in accounts and notes
      receivable                                (176)         (83)
    Decrease (increase) in inventories            (7)           5
    Decrease in prepaid expenses and
      other current assets                        24           17
    Decrease in accounts payable                  (2)          (3)
    Decrease in taxes and other accruals         (41)         (20)
    Other                                        (49)          44
- -----------------------------------------------------------------
Net Cash Provided by Operating Activities        416          564
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures, including dry
  hole costs                                    (489)        (517)
Property dispositions                             12          238
Investment purchases                             (16)          (2)
Investment sales                                  73           55
- -----------------------------------------------------------------
Net Cash Used for Investing Activities          (420)        (226)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                               1,038        1,466
Repayment of debt                               (854)      (1,648)
Issuance of company stock                          4           12
Purchase of company stock                         (1)          (2)
Dividends paid                                  (146)        (146)
Other                                            (28)         (14)
- -----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                      13         (332)
- -----------------------------------------------------------------

Increase in Cash and Cash Equivalents              9            6
Cash and cash equivalents at beginning of
  period                                         119          131
- -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  128          137
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


Note 2--Extraordinary Item

In the second quarter of 1993, the company incurred a before-tax extraordinary loss of $3 million attributed to call premiums paid on the early redemption of debt. The after-tax loss was $2 million, $.01 per share.


Note 3--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1994            1993
                                          -----------------------

Crude oil and petroleum products             $212             183
Chemical products                             228             252
Materials, supplies and other                  92             103
- -----------------------------------------------------------------
                                             $532             538
=================================================================


Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1994            1993
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $18,267          18,038
Less accumulated depreciation,
  depletion and amortization               10,270          10,077
- -----------------------------------------------------------------
                                          $ 7,997           7,961
=================================================================

Note 5--Gain on Subsidiary Stock Transaction

In the first quarter of 1994, Phillips Petroleum Singapore Chemicals (Private) Limited (PPSC), a subsidiary that owns and operates a polyethylene plant in Singapore, completed the sale of 117,857,144 shares of common stock for $85 million in notes receivable, which will be collected as needed for plant construction planned for 1994 and 1995. This sale reduced the company's interest in PPSC from 85.7 percent to 50 percent, and resulted in a $20 million gain. As a result of this transaction, PPSC is now accounted for using the equity method. Deferred taxes have not been provided on the gain because the temporary difference between the financial and tax bases is not expected to reverse in the foreseeable future. The deconsolidation of PPSC did not have a material effect upon the company's financial position.


Note 6--Debt

Effective April 15, 1994, the company refinanced four of its bank credit facilities, totaling $1.4 billion, with one facility of $800 million, reducing the amount of its available bank credit by $600 million. The terms of the one new facility are similar to the terms of the credit facilities terminated. At June 30, 1994, the company had committed credit facilities with major banks of $1.1 billion. Of this, $720 million was available to be drawn. In addition, the company has a $250 million committed letter-of-credit-supported commercial paper program under which $103 million had been issued at June 30, 1994.

Also during April, the company's Long-Term Stock Savings Plan (LTSSP) signed a $131 million term loan agreement that was used to refinance its outstanding notes payable issued in 1988. The notes were redeemed on May 16. The new term loan requires repayment in annual installments through the year 1998, the same maturity as the refinanced loan. The first installment was made on June 15, reducing the outstanding balance to $114 million at June 30, 1994. The company continues to guarantee the payment of the LTSSP debt.


Note 7--Income Taxes

The company's effective tax rates for the three-month periods ended June 30, 1994 and 1993, were 53 percent and 45 percent, respectively. The company's effective tax rates for the six-month periods ended June 30, 1994 and 1993, were 48 percent and 55 percent, respectively. Year-to-year fluctuations in the effective tax rates result primarily from the change in the proportion of foreign income to domestic income. Foreign income is taxed at relatively higher rates than domestic income.

Note 8--Stock Options

The company has options outstanding under the Omnibus Securities Plan of Phillips Petroleum Company and the Stock Option Plans of the 1986 and 1990 Stock Plans. The 1986 and 1990 Stock Plans, each of which included a Stock Option Plan and a Strategic Incentive Plan, allowed the granting of stock options and stock awards during the five-year periods beginning January 1, 1986, through December 31, 1990, and January 1, 1990, through
December 31, 1994, respectively. Approval of the Omnibus Securities Plan had the effect of terminating further awards and option grants under the 1986 and 1990 Stock Plans. Options issued to date under these plans permit the purchase of stock at exercise prices equivalent to the average market price of the company's common stock on the date the options were granted. The options have terms of 10 years and normally become exercisable in increments up to 25 percent on each of the first four anniversary dates following the date of grant. Stock Appreciation Rights
(SARs) may from time to time be affixed to the options.

A comparative summary of stock options and SARs follows:

                                              1994          1993
                                         ---------     ---------
Shares under option January 1            5,614,501     5,170,280
Options granted at
  $25.07 to $30.32 per share             1,414,436     1,608,245
Options exercised at
  $12.63 to $25.38 per share               (30,187)     (274,359)
Options forfeited                           (5,134)            -
- ----------------------------------------------------------------
Shares under option March 31             6,993,616     6,504,166
Options granted at
  $28.44 to $30.00 per share                29,010        48,945
Options exercised at
  $12.63 to $27.50 per share              (201,644)     (543,007)
Options forfeited                         (104,369)       (6,140)
- ----------------------------------------------------------------
Shares under option
  June 30 (at exercise prices
    from $12.63 to $35.00 per share)     6,716,613     6,003,964
================================================================

Options exercisable
  June 30 (at exercise prices
    from $12.63 to $30.00 per share)     3,747,828     3,279,842
- ----------------------------------------------------------------

SARs under option January 1                196,616       332,588
SARs forfeited                                   -       (15,656)
- ----------------------------------------------------------------
SARs under option March 31                 196,616       316,932
SARs forfeited                             (64,482)      (85,624)
- ----------------------------------------------------------------
SARs under option, all exercisable
  June 30 (at exercise prices
    from $12.63 to $16.25 per share)       132,134       231,308
================================================================

Note 9--Contingent Liabilities

Environmental

The company is subject to federal, state and local environmental laws and regulations. These may result in possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. For sites where it is probable that future costs will be incurred and such costs can be reasonably estimated, accruals have been recorded. In addition, the company has accrued for planned remediation activities and for environmental proceedings not related to Superfund sites. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings. The amount of such future costs is indeterminable due to factors such as the unknown magnitude of cleanup costs, the unknown time and extent of any remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties.


HCC Litigation

The company continues to defend claims resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's Houston Chemical Complex (HCC). All suits involving fatalities and most of those involving serious physical injury have been settled. Most of the approximately 75 remaining claimants seek compensatory and punitive damages, primarily for psychological injury.

The company believes that should the ultimate cost of the disposition of such claims, whether by settlement or after trial, exceed amounts for which the company has made provision, such excess would not have a material adverse impact on its financial position.


Other Legal Proceedings

The company is a party to a number of other legal proceedings, including tax proceedings, pending in various courts or agencies for which, in some instances, no provision has been made. Costs related to contingencies are provided when a loss is probable and the amount is reasonably estimable.

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


Note 10--Cash Flow Information

Cash payments and noncash investing and financing activities for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1994           1993
                                              -------------------
Cash payments
Interest
  Debt                                        $118            109
  Taxes and other                               27             41
- -----------------------------------------------------------------
                                              $145            150
=================================================================

Income taxes                                  $241            294
- -----------------------------------------------------------------

Noncash investing and financing activities
Accrued expenditures for two liquefied
  natural gas tankers based on percentage
  of completion                               $  -             13
- -----------------------------------------------------------------
Treasury stock awards issued (canceled)
  under incentive compensation plans            (3)             6
- -----------------------------------------------------------------
Capitalized process license fee due in
  installments from 1993 to 1999                 -             16
- -----------------------------------------------------------------

- -----------------------------------------------------------------
Management's Discussion And Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

A summary of the company's consolidated net income by business segment:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993*  1994        1993*
                            ------------------   ----------------
Exploration and Production
  (E&P)
    United States           $ 61           102    127         181
    Foreign                   15            26     34          77
- -----------------------------------------------------------------
                              76           128    161         258
Gas Gathering, Processing
  and Marketing (GPM)         (2)           12      2          29
Refining, Marketing and
  Transportation (RM&T)       31            53     68          61
Chemicals                     45            14    119          19
Corporate and Other          (74)          (84)  (147)       (183)
- -----------------------------------------------------------------
Income before
  Extraordinary Item          76           123    203         184
Extraordinary Item             -            (2)     -          (2)
- -----------------------------------------------------------------
Net Income                  $ 76           121    203         182
=================================================================
*Amounts for 1993 have been restated to reflect that certain operations previously a part of RM&T are now included in Chemicals.


Consolidated Results

Consolidated net income for the three-month period ended June 30, 1994, was $76 million, compared with $121 million for the same period in 1993. For the six-month period ended June 30, 1994, consolidated net income was $203 million, up from $182 million in the same period a year ago.

Earnings included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------

Net gains on asset sales     $ -             2      -          22
Gain on subsidiary stock
  transaction                  -             -     20           -
Capital-loss carryforwards     -             2      -           2
Work force reduction charges   -            (4)    (5)        (26)
Foreign currency gains
  (losses)                     1            (3)     1          (4)
Pending claims                14           (13)    17         (13)
Other items                    1             2      1           9
- -----------------------------------------------------------------
Total special items           16           (14)    34         (10)
Extraordinary item
  Early retirement of debt     -            (2)     -          (2)
- -----------------------------------------------------------------
Total                        $16           (16)    34         (12)
=================================================================


Excluding the above items, operating income was $60 million for the second quarter of 1994, compared with $137 million in the second quarter of 1993. For the six-month period ending June 30, operating income was $169 million in 1994, compared with $194 million in 1993.

Although crude oil sales prices rose during the second quarter of 1994, the average worldwide price remained over $2 per barrel lower than that received in the second quarter last year, leading to lower E&P operating income in the second quarter. Natural gas liquids (NGL) prices increased only slightly during the second quarter, and the average price remained over $2 per barrel lower than the price received in the second quarter of 1993. This, coupled with lower residue gas sales prices, resulted in lower operating income from GPM.

Although the company's refineries were running at capacity, RM&T operating income was down for the second quarter, due mainly to lower margins for gasoline and distillates. In Chemicals, operating income for the second quarter was up from last year's second quarter, due to improved margins for olefins and aromatics and higher U.S. plastics sales volumes.

For the six-month period ended June 30, 1994, E&P and GPM results were lower than the first six months of 1993, primarily for the same reasons as in the second quarter--lower crude oil and NGL sales prices. In RM&T, low crude oil feedstock costs in the first quarter of 1994 more than offset lower petroleum products sales prices which resulted in improved six-months earnings. In Chemicals, higher olefins and U.S. plastics sales volumes and improved margins for olefins and aromatics contributed to significantly higher six-month earnings compared with the same period a year ago. Also contributing to the increase was the sale of a polypropylene license.


Phillips at a Glance
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1994         1993    1994       1993
                            ------------------   ----------------
Crude oil production (MBD)
    United States              92           92      92         95
    Foreign                   114          106     114        106
- -----------------------------------------------------------------
                              206          198     206        201
=================================================================
Natural gas production
  (MMCFD)
    United States           1,004          984   1,040      1,004
    Foreign                   352          367     380        412
- -----------------------------------------------------------------
                            1,356        1,351   1,420      1,416
=================================================================
Natural gas liquids
  production - worldwide
 (MBD)                        158          156     159        156
Liquefied natural gas
  sales (MMCFD)                98           91     106        102
Refinery utilization
  rate (%)                    109          102     101        100
Automotive gasoline
  sales - U.S. (MBD)          310          314     296        305
Distillate sales -
  U.S. (MBD)                  130           97     126         97
Liquefied petroleum gas
  sales - U.S. (MBD)           93           89     107        106
Ethylene sales (MMlbs)*       280          285     578        540
Polyethylene sales - U.S.
  (MMlbs)                     325          281     658        528
Propylene sales (MMlbs)        89          114     209        248
Polypropylene sales (MMlbs)   119           62     226        132

*Includes amounts equal to Phillips' 50 percent interest in the Sweeny Olefins Limited Partnership (SOLP), after exclusion of any amounts sold by SOLP to Phillips.


Segment Results

E&P                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1994         1993    1994       1993
                            ------------------   ----------------

Reported net income          $ 76          128     161        258
Less special items              6           (1)     10         20
- -----------------------------------------------------------------
Operating income             $ 70          129     151        238
=================================================================

Although crude oil prices trended upward in the second quarter of 1994, average prices for the quarter continued to be lower than those received a year ago, resulting in lower operating income in both the second quarter and the first six months of 1994. Also contributing to the lower operating income in both periods of 1994 were higher exploration expenses, primarily due to higher dry hole charges in the United States.

Sales prices, exploration expenses and operating statistics for worldwide E&P:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1994        1993    1994       1993
                            ------------------   ----------------
Sales Prices
Crude oil (per barrel)
    United States           $13.83       15.58   12.43      15.49
    Foreign                  15.85       18.52   14.79      18.47
    Worldwide                14.96       17.14   13.79      17.11
Natural gas--lease (per
  thousand cubic feet)
    United States             1.85        2.06    1.93       1.95
    Foreign                   2.26        2.33    2.28       2.38
    Worldwide                 1.97        2.14    2.04       2.09


                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
Geological and geophysical    $ 26          27      50         50
Leasehold impairment             7           5      12         11
Dry holes                       19           4      34         11
Lease rentals                    2           2       3          4
- -----------------------------------------------------------------
                              $ 54          38      99         76
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 92          92      92         95
  Norway                        81          68      81         67
  United Kingdom                 5           7       5          6
  Africa                        23          24      24         25
  Other areas                    5           7       4          8
- -----------------------------------------------------------------
                               206         198     206        201
=================================================================

Natural Gas Liquids Produced
  United States                  1           6       1          6
  Norway                         7           7       8          7
  Other areas                    1           1       1          1
- -----------------------------------------------------------------
                                 9          14      10         14
=================================================================

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1994         1993    1994       1993
                            ------------------   ----------------
                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)            1,004          984   1,040      1,004
  Norway*                     255          276     259        293
  United Kingdom*              50           41      72         59
  Other areas                  47           50      49         60
- -----------------------------------------------------------------
                            1,356        1,351   1,420      1,416
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        98           91     106        102
- -----------------------------------------------------------------


U.S. E&P                             Millions of Dollars
- --------                    -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1994         1993    1994       1993
                            ------------------   ----------------

Reported net income          $ 61          102     127        181
Less special items              5            3       9          4
- -----------------------------------------------------------------
Operating income             $ 56           99     118        177
=================================================================


The decrease in operating income for the second quarter of 1994, compared with the second quarter of 1993, was due primarily to lower crude oil sales prices and higher exploration expenses. Average U.S. crude oil sales prices were $13.83 for the second quarter of 1994, down 11 percent from the second quarter of 1993. Dry hole charges for exploration in the Gulf of Mexico were primarily responsible for the increased exploration expenses in the second quarter of this year, compared with last year's second quarter.

Operating income also decreased for the six-month period ended June 30, 1994, compared with the same period in 1993. Lower crude oil sales prices--20 percent lower than the average sales prices for the first six months of 1993--and higher dry hole charges were also the primary factors contributing to the decline.

U.S. crude oil and natural gas production changed only slightly from last year's levels.

Special items in the second quarter of 1994 consisted primarily of favorable settlements related to the company's Alaska operations. In addition, the six-month period ended June 30, 1994, also included a favorable settlement related to a net profits interest, partially offset by a contingency accrual.

Special items in the second quarter of 1993 consisted of a favorable property tax settlement related to the company's minerals operations.


Foreign E&P                          Millions of Dollars
- -----------                 -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------

Reported net income          $15            26     34          77
Less special items             1            (4)     1          16
- -----------------------------------------------------------------
Operating income             $14            30     33          61
=================================================================


Operating income decreased in the second quarter of 1994, compared with the same period a year ago, primarily due to 14 percent lower crude oil sales prices and higher depreciation, depletion and amortization charges due to an increase in estimated dismantlement costs for the Maureen field in the U.K.
North Sea.

Operating income also decreased in the first six months of 1994, compared with the first six months of 1993, due to 20 percent lower crude oil sales prices, the higher Maureen field dismantlement charges and higher depreciation, depletion and amortization in Norway due to increased crude oil production levels.

When compared with the same 1993 periods, foreign crude oil production was up 8 percent both in the second quarter of 1994 and the first six months, due primarily to increased production from the Embla field in Norway, which started production in the spring of 1993. The increase was partly offset by loss of production due to asset sales in Egypt and Australia.

Foreign natural gas production was lower than a year ago for both the second quarter and first six months. In Norway, increased reinjection of produced gas as part of the company's subsidence mitigation strategy, coupled with lower buyer demand, resulted in lower gas production. In addition, the loss of production due to asset sales contributed to the overall foreign gas production decline.

Special items for both the second quarter and six-month period in 1994 consisted of foreign currency gains. Special items for the second quarter of 1993 were primarily foreign currency losses. Special items for the six-month period in 1993 consisted of after-tax asset sale gains of $20 million, partly offset by foreign currency losses.

GPM                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1994        1993    1994       1993
                            ------------------   ----------------

Reported net income            $(2)         12       2         29
Less preferred dividend
  requirements of Phillips
  Gas Company                   (8)         (8)    (16)       (16)
- -----------------------------------------------------------------
Operating income               $ 6          20      18         45
=================================================================


The company's GPM operations are conducted primarily through GPM
Gas Corporation, a wholly owned subsidiary of Phillips Gas
Company. The effect of Phillips Gas Company's preferred dividend requirements has been excluded in determining operating income.

Sales prices and operating statistics for GPM:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1994        1993    1994       1993
                            ------------------   ----------------
Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 1.83        2.13    1.97       2.00
U.S. natural gas liquids
  (per barrel--
  unfractionated)             9.37       11.57    9.17      11.82


                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,148       1,047   1,139      1,030
  Phillips                     203         197     206        203
- -----------------------------------------------------------------
                             1,351       1,244   1,345      1,233
=================================================================

Raw Gas Throughput           1,493       1,391   1,493      1,386
- -----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips             854         757     857        748
  Phillips                      88          89      86         91
- -----------------------------------------------------------------
                               942         846     943        839
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Natural Gas Liquids
  Production
    From leasehold gas          21          21      22         22
    From purchased gas         128         121     127        120
- -----------------------------------------------------------------
                               149         142     149        142
=================================================================

GPM's operating income in the second quarter of 1994 continued to reflect the impact of low NGL sales prices. Though NGL price movement generally tracks the movement in crude oil prices, average NGL prices for the second quarter of 1994 increased only 4 percent from the first quarter of 1994, compared with a 26 percent increase in U.S. crude, and remained over $2 per barrel lower than the second quarter a year ago. In addition, residue gas sales prices began a seasonal summer decline, a normal annual event, which did not occur in 1993. As a result, GPM's operating income was down 70 percent in the second quarter of 1994, compared with the 1993 second quarter.

For the first six months of 1994, operating income was down, when compared with the first six months of 1993. The decline was primarily caused by low NGL sales prices and higher operating costs, partially offset by lower raw gas purchase prices and higher raw gas throughput volumes. Operating costs increased due to gathering fees the company began paying GPM Gas Gathering L.L.C. (GGG), effective January 1, 1994, along with costs associated with acquisitions and expansions of existing facilities. This expansion strategy contributed to an 8 percent increase in raw gas throughput volumes for the six-month period.


RM&T                                 Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------

Reported net income         $ 31            53     68          61
Less special item              -             8      -           5
- -----------------------------------------------------------------
Operating income            $ 31            45     68          56
=================================================================


Sales prices and operating statistics for RM&T:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------

Sales Prices (per gallon)
Automotive gasoline         $.57           .65    .54         .62
Distillates                  .50           .57    .50         .57
Propane                      .35           .37    .35         .41

Operating Statistics
Refinery crude oil
  capacity utilization       109%          102    101         100

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------
                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Refinery Operations
  Crude Oil Refined          331           312    309         304
- -----------------------------------------------------------------

Petroleum Products Outside
  Sales*
    United States
      Automotive gasoline    288           288    273         279
      Aviation fuels          32            34     32          32
      Distillates            130            97    126          97
      Propane                  9            12     24          26
      Other products          20            18     18          17
- -----------------------------------------------------------------
                             479           449    473         451
    Foreign                   52            52     57          53
- -----------------------------------------------------------------
                             531           501    530         504
=================================================================
*Amounts for 1993 have been restated to reflect that certain operations previously a part of RM&T are now included in Chemicals.


Second quarter 1994 operating income for the RM&T segment was $31 million, a $14 million decline from 1993's second quarter operating income of $45 million. Lower gasoline and distillate margins were primarily responsible for the decrease in operating income, as the beginning of the summer driving season only provided modest price increases for automotive gasoline, while crude oil feedstock costs increased at a higher rate during the quarter. Offsetting the negative effect of lower margins was an excellent operating performance by the company's refineries, which ran at 109 percent of rated crude oil capacity for the quarter, resulting in increased overall petroleum product sales volumes.

Operating income was up 21 percent for the first six months of 1994, compared with the same period last year. Lower crude oil prices, compared with a year ago, resulted in 15 percent lower feedstock costs for the company's refineries. However, this was partially offset by lower gasoline and distillate sales prices.

The special item for the second quarter of 1993 was an $8 million after-tax business interruption insurance settlement. For the first six months of 1993, in addition to the insurance settlement, there was an after-tax contingency accrual of $3 million.

Chemicals                            Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------

Reported net income          $45            14    119          19
Less special items             6           (10)    27         (10)
- -----------------------------------------------------------------
Operating income             $39            24     92          29
=================================================================


Operating statistics for Chemicals:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------
                                     Millions of Pounds
                            -------------------------------------
Operating Statistics
Selected Outside Sales
  Ethylene*                  280           285    578         540
  Polyethylene - U.S.        325           281    658         528
  Propylene                   89           114    209         248
  Polypropylene              119            62    226         132


                                 Thousands of Barrels Daily
                            -------------------------------------
Other Selected Product
  Outside Sales
    Automotive gasoline
      (Puerto Rico Core
      by-product)             22            26     23          26
    Liquefied petroleum gas   84            77     83          80
    Ethanes and pentanes      36            43     40          48

*Includes amounts equal to Phillips' 50 percent interest in the Sweeny Olefins Limited Partnership (SOLP), after exclusion of any amounts sold by SOLP to Phillips.


Results for the second quarter of 1994 were improved over last year for the company's Chemicals segment. Strong demand for olefins allowed for price increases which led to better margins and improved operating income. Ethylene inventories are at low levels industry-wide, and demand remains high. Industry supply disruptions created a tight supply situation for aromatics in the second quarter. As a result, margins improved at the company's Puerto Rico Core facility. Work to expand Core's paraxylene capacity and implement the Aromax catalytic reforming technology continue. In the company's plastics operations, sales volumes of U.S. polyethylene and polypropylene continued to be higher than a year ago. During second quarter 1994, ethylene feedstock supplies tightened, increasing feedstock prices and pressuring margins. However, demand for polyethylene and polypropylene continues to strengthen.

Operating income was up sharply for the first six months of 1994, compared with the same period in 1993. Earnings improved due to higher margins for olefins and aromatics and higher olefin and U.S. plastics sales volumes. In addition, operating income benefitted $18 million from the sale of a polypropylene license.

Special items for the second quarter of 1994 included a favorable adjustment to a 1993 accrual for the abandonment of a pipeline and a favorable settlement related to the company's aromatics operations. In addition to the above items, the first six months of 1994 included an after-tax gain of $20 million from a subsidiary stock transaction. Special items for the second quarter and first six months of 1993 represented an accrual for the abandonment of the pipeline.


Corporate and Other                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------

Reported Corporate and
  Other                     $(74)          (84)  (147)       (183)
Less special items             4           (11)    (3)        (25)
- -----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(78)          (73)  (144)       (158)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $(36)          (34)   (61)        (77)
Net interest                 (45)          (46)   (94)        (91)
Other                          3             7     11          10
- -----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(78)          (73)  (144)       (158)
=================================================================


Corporate general and administrative expenses for the second quarter of 1994 changed only slightly from the same quarter in 1993. For the first six months of 1994, Corporate general and administrative expenses were down $16 million relative to the same period last year. The decline in expenses was primarily due to lower costs retained at Corporate associated with the company's incentive compensation plans, along with increased direct charges to the operating segments.

Net interest represents interest income and expense, net of capitalized interest. Net interest for the second quarter of 1994 changed only slightly from last year's second quarter. For the six-month period, net interest was up 3 percent, primarily due to higher interest on debt.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Relative to the second quarter of 1993, Other earnings were down in the second quarter of 1994, primarily due to contingency accruals and environmental costs. For the six-month period, Other earnings were up slightly relative to last year.

Special items in the second quarter of 1994 included the interest applicable to favorable resolutions of various legal issues. In addition, the six-month period included an asset sale, a work force reduction charge and a contingency accrual. For the second quarter of 1993, special items consisted primarily of an after-tax accrual for pending claims of $13 million. The first six months of 1993 included, in addition to the above item, an after-tax work force reduction charge of $26 million, partly offset by tax related settlements and contingencies.


Income Statement Analysis

Revenues

Total revenues for the second quarter of 1994 were $3.0 billion, compared with $3.3 billion for the second quarter of 1993, and $6.0 billion versus $6.4 billion for the comparable six-month periods. Sales and other operating revenues were down 7 percent and 6 percent, respectively, due to lower crude oil, NGL, leasehold and residue gas, and petroleum products sales prices, partly offset by higher sales volumes for most key products.


Total Costs and Expenses

Total costs and expenses for the second quarter and first six months of 1994 were down 6 percent, when compared with the same periods in 1993. Purchase costs decreased primarily due to lower crude oil and NGL feedstock costs. Production and operating costs declined due primarily to the effect of asset sales and the company's cost reduction efforts. Exploration expenses were higher due primarily to dry hole charges related to the company's exploratory efforts in the Gulf of Mexico. Selling, general and administrative expenses were down due to asset sales, lower work force reduction charges and a contingency accrual recorded in the second quarter of 1993. Depreciation, depletion, amortization and retirements (DD&A) changed only slightly for the second quarter, as the higher Norway and United Kingdom DD&A charges were offset by the 1993 accrual for the abandonment of a pipeline. For the six months, DD&A was up 3 percent due to higher DD&A from Norway and United Kingdom operations, partially offset by the pipeline abandonment accrual and asset sales in 1993. Taxes other than income taxes declined due to a favorable settlement related to production taxes, coupled with general production tax decreases due to lower production and sales prices associated with the company's interest in the Prudhoe Bay field. Interest expense was down slightly for the quarter, and up
7 percent for the six-month period, due primarily to higher interest on debt and reversals of contingency related interest accruals in the 1993 period.


Income Taxes

The company's effective tax rate for the second quarter of 1994 was 53 percent, compared with 45 percent for the second quarter of 1993. The company's effective tax rate for the six months ended June 30, 1994 was 48 percent, compared with 55 percent for the same period in 1993. Year-to-year fluctuations in the effective tax rates result primarily from the changes in the proportion of foreign income to domestic income. Foreign income is taxed at relatively higher rates than domestic income. Effective tax rates for the three- and six-month periods ended June 30, 1994 and 1993, benefitted from domestic tax credits for producing fuel from nonconventional sources. Without these tax credits, the effective tax rates for the three-month periods ended June 30, 1994 and 1993, would have been 60 percent and 50 percent, respectively, and the rates for the six-month periods would have been 54 percent and 60 percent, respectively.


CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                         Millions of Dollars
                                    -----------------------------
                                         At           At       At
                                    June 30  December 31  June 30
                                       1994         1993     1993
                                    -----------------------------
Current ratio                           1.0          1.0      1.0
Long-term debt                       $3,387        3,208    3,605
Preferred stock of subsidiary        $  345          345      345
Stockholders' equity                 $2,787        2,688    2,762
Percent of long-term debt
  to capital*                            52%          51       54
Percent of floating-rate debt
  to total debt                          29%          25       40

*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


Although net income during the first half of 1994 was 12 percent higher than net income for the same period in 1993, cash provided by operating activities was 26 percent lower. The following events which occurred during the first six months of 1994 contributed significantly to this reduction in cash from operating activities: $26 million in payments for the performance incentive program introduced in 1993; $45 million in payments for previously recorded contingencies; $7 million in pension contributions; and a 14 percent increase in accounts and notes receivable. During the first six months of 1994, capital expenditures and dividends exceeded cash from operating activities by $219 million. Even though cash provided by operating activities during the first six months of 1994 was lower than the same period in 1993, cash and cash equivalents increased $9 million during the first six months of the year.

During 1993, Phillips issued $850 million of fixed rate debt in the public market, extending debt maturities at low interest rates and using the proceeds to refinance more costly long-term debt, repay borrowings under its revolving bank lines of credit, and reduce the percentage of the company's total debt that would be exposed to interest rate fluctuations. This reduction of the company's floating rate debt has also enabled the company to reduce the number and amount of its bank credit lines. In April 1994 the company secured more favorable commitment fees and interest rates by replacing four of its outstanding bank credit lines totaling $1.4 billion, with one $800 million facility with similar terms and conditions. Also during April, the LTSSP refinanced its outstanding notes payable issued in 1988 by signing a $131 million term loan with annual installments extending through 1998. The refinancing was completed on May 16.

As of June 30, 1994, the company had drawn approximately
$380 million under its committed credit facilities with major banks, with approximately $720 million still available to be drawn. In addition, the company had issued $103 million under its $250 million commercial paper program at June 30. Phillips continues to maintain its various committed bank lines of credit and to draw upon these credit lines instead of maintaining higher levels of cash.

Currently the company is negotiating the sale and leaseback of a substantial portion of its tank and hopper railcar fleet, its corporate aircraft, and certain of its airport refueling tank trucks. The transaction is estimated to result in a before-tax cash inflow of approximately $110 million and is anticipated to be completed during the third quarter of 1994.

Capital Spending

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1994          1993   1994        1993
                            ------------------   ----------------

E&P                         $200           215    358         339
GPM                           22            18     44          28
RM&T                          22            18     34          41
Chemicals                     26            51     44         101
Corporate and Other            6             5      9           8
- -----------------------------------------------------------------
                            $276           307    489         517
=================================================================
United States               $184           234    314         387
Foreign                       92            73    175         130
- -----------------------------------------------------------------
                            $276           307    489         517
=================================================================


Phillips and its co-venturer were awarded leases on nine undeveloped subsalt blocks in the Gulf of Mexico in April 1994, in which Phillips will have a 50 percent working interest. In a separate transaction, through the exercise of a buy-in option, the company also obtained a 37.5 percent working interest in another subsalt prospect. Total net cost of these acquisitions was $38 million.

The company is a co-venturer in the Point Arguello field, offshore California. Interim tankering to transport crude oil from Gaviota to Los Angeles was suspended in February when the requirements of the interim tankering permit--sufficient throughput commitments to a pipeline and construction permits for the pipeline--were not met. Although other Point Arguello producers executed a Throughput and Deficiency Agreement with a pipeline company in May, all permits required to construct the pipeline must be obtained before interim tankering can resume, now estimated to be the second quarter of 1995 at the earliest. Although Phillips had previously estimated that the loss of interim tankering would impact the company's production by 4,600 barrels of oil per day (BOPD), at this time the estimate has been lowered to less than 1,000 BOPD, due to greater than anticipated availability of viable onshore transportation and markets.

A tentative agreement between Phillips Petroleum Company Norway, as operator of the Phillips Norway Group (PNG), and the Norwegian Ministry of Industry and Energy (MIE) was reached on June 17, 1994, regarding the redevelopment of Ekofisk. Submitted in March of this year, the plan projects significantly reduced operating costs and will allow the maximum long-term recovery of Ekofisk field reserves. Formal approval of the redevelopment plan is expected in the fall session of the Norwegian Parliament.

The agreement will extend the PNG's production license for the Ekofisk area fields from its current expiration in 2011 to the year 2028, and will eliminate the royalty charged on oil and natural gas liquids production as of the completion of the project, currently estimated for late 1998. The MIE also has agreed to recommend to the Norwegian Parliament that the Kingdom of Norway fund 5 percent of the Ekofisk redevelopment expenditures, and in return receive a 5 percent direct interest in the production license starting January 1, 1999. Using the premises in the Plan for Development and Operation filed with the Norwegian government in March 1994, additional recoverable reserves in the production license after 2011 are estimated at more than 280 million gross barrels of oil equivalent. Phillips will have an approximate 35 percent interest, after deduction of a pro-rata share of the Norwegian government's 5 percent direct interest. The actual volumes of oil, gas and natural gas liquids recorded on the books of the company after formal approval of the plan could be different because of prices, costs and other technical factors known at the time the reserves are recorded.

In addition, the MIE has agreed to extend the oil and gas pipeline licenses currently held by Norpipe a.s to the year 2028, subject to increased state ownership and the modernization of certain tariff principles to make the pipeline more attractive to future third party business. The license for the oil pipeline, which extends from Ekofisk to Teesside, England, would have expired in 2005, and the gas transportation pipeline, which connects Ekofisk to Emden, Germany, would have expired in 2007. Although Norpipe is currently owned 50 percent by PNG and 50 percent by Statoil, once the original expiration dates of the licenses are reached, the agreement gives 40 percent ownership of the pipelines to the Norwegian State, with 30 percent each retained by PNG and Statoil.

The plan provides for the construction of two new platforms--a wellhead platform to be completed in 1996, and a combined process and transportation platform to be completed in 1998, linked with the existing Ekofisk Complex. The estimated cost of the Ekofisk redevelopment is approximately $3 billion, with Phillips' share of the cost being approximately $1.1 billion. The company expects to fund the capital costs associated with the plan within the context of its overall funding plans. This is expected to include the utilization of revolving credit lines and after-tax operating cash flows. Most of the Ekofisk redevelopment costs will be capitalized, and under the Norwegian tax system applicable to oil and gas production, capital cost recovery deductions are permitted for 93 percent of such costs over a period of six years, commencing with the year in which the relevant capital expenditure is made.

Contingencies

Legal and Tax Matters

The company continues to defend claims made by plaintiffs resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's HCC facilities. All suits involving fatalities and most of those involving serious physical injury have been settled. The total loss from all HCC claims, including those settled and those which remain, has exceeded the aggregate amount of the company's liability insurance. Most of the approximately 75 remaining claimants seek compensatory and punitive damages, primarily for psychological injury.

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


Environmental

Most aspects of the businesses in which the company engages are subject to various foreign, federal, state and local environmental laws and regulations. Similar to other companies in the petroleum and chemical industries, the company incurs costs for preventive and corrective actions at facilities and waste disposal sites.

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

At year-end 1993, Phillips reported 63 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, seven of these sites have been resolved through consent decrees, deposits into trust funds or otherwise. Two sites were also added during the six-month period. Of the sites remaining at June 30, 1994, the company believes it has a legal defense or its records indicate no involvement for 12 sites. At 12 other sites, present information indicates that it is reasonably likely that the company's exposure is less than $100,000 per site. At 17 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the remaining sites, the company has provided for any probable costs that can be reasonably estimated. Any additional costs related to these sites are not expected to be material to the company's financial position; however, such additional costs could be material to the operating results or cash flows of a particular year or quarter.

For those sites where it is probable that future costs will be incurred and these costs can be reasonably estimated, liabilities have been recorded in the consolidated balance sheet. At
June 30, 1994, accruals of $11 million had been made for the company's PRP sites. In addition, the company has accrued
$93 million for other planned remediation activities, including sites where no claims have been asserted, and $6 million for other environmental litigation, for total environmental accruals of $110 million. No one site represents more than 15 percent of the total.

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


OUTLOOK

The Norwegian parliament is expected to approve the terms of the tentative agreement for the redevelopment of Ekofisk in the fall. When the new operating facilities begin production in 1998, increases in depreciation, depletion and amortization expense will occur, but operating expenses should decrease. Production from the current Ekofisk facilities and resulting earnings are expected to be lower in the third quarter due to a two-week shut-down for regular maintenance in August.

In September 1993, Phillips and its co-venturer announced a subsalt oil discovery on the Mahogany prospect in the Gulf of Mexico, offshore Louisiana. The company announced in early August 1994 that the Mahogany #2 appraisal well also encountered hydrocarbons in a separate zone at test rates of 4,366 barrels of oil per day and 5.315 million cubic feet of gas per day. A third well is expected to begin drilling immediately. The company holds a 37.5 percent working interest.

Testing on the Teak subsalt prospect, located 80 miles off the coast of Louisiana, was completed during the second quarter. Although the well tested up to 3,742 barrels of oil a day and
5.988 million cubic feet of gas per day, the well was abandoned, and further evaluation is needed to determine if the Teak prospect is a commercial discovery. Phillips, the operator, has a 50 percent working interest in the prospect.

Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika), plans to build a new facility in Pasadena, Texas, capable of producing approximately 270 million pounds of polypropylene a year. Construction is scheduled to begin in October 1994 and be completed in the first half of 1996. In exchange for Sumika agreeing to totally fund the new facility, Phillips contributed its existing polypropylene business to PSPC, including the existing 480 million pounds a year polypropylene facility at HCC, on August 1, 1994. The new manufacturing facility will utilize Sumitomo's proprietary gas phase process, and along with production from the existing facility, will increase the partnership's total production to about 750 million pounds annually.

Phillips' results for the first six months of 1994 reflect the benefit of the company's ongoing efforts to contain costs. Controllable costs are lower in 1994, even with higher production levels associated with strengthening markets and after adjusting for the effect of asset sales. Process improvements are currently taking place which will lead to further cost reductions across all the company's business lines.

Although crude oil prices dropped during the first quarter, continuing a trend begun in 1993, prices trended upward during the second quarter and into the third as a result of increased demand and supply uncertainties. At April 1, 1994, the company's posted West Texas Intermediate crude oil price was $13.25, but by August 2, 1994, prices had risen to $18.75. The increased demand has been fueled in part by the recovering U.S. economy.
Political unrest and an oil workers strike in Nigeria have contributed to speculation in world crude oil markets, causing prices to rise in recent weeks. Nigeria is the company's third largest production source--generating roughly 10 percent of the company's total crude oil production. The company, in concert with the operator, continues to closely monitor the political and economic uncertainties there.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations, financing and asset sales.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The following is a description of a legal proceeding involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to predict the outcome of such proceedings, if all were decided adversely to the company, there would be no material effect on its consolidated financial position. Nevertheless, such proceedings are reported pursuant to the Securities and Exchange Commission's regulations.

In June 1994, Phillips Puerto Rico Core Inc., a wholly owned subsidiary of the company, received a Compliance Order from the U.S. Environmental Protection Agency (EPA) alleging violations of the Clean Air Act Amendments of 1990 and associate regulations at the Puerto Rico Core Complex in Guayama, Puerto Rico. The Compliance Order did not assess penalties. The EPA has now advised it is contemplating an additional enforcement action and may seek penalties in excess of $100,000. Phillips Puerto Rico Core is working with EPA in regard to the facility and to reduce the amount of any penalties.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 9, 1994.
A brief description of each proposal and the voting results follow:

  A company proposal to elect fourteen directors.

                                  For         Against & Withheld
                              ----------------------------------

  W. W. Allen                 222,337,593              4,368,115
  Norman R. Augustine         222,681,845              4,023,863
  George B. Beitzel           222,034,086              4,671,622
  C. L. Bowerman              221,907,845              4,797,863
  Robert E. Chappell, Jr.     222,582,131              4,123,577
  Lawrence S. Eagleburger     222,094,512              4,611,196
  James B. Edwards            222,206,609              4,499,099
  Larry D. Horner             222,323,829              4,381,879
  E. Douglas Kenna            222,297,506              4,408,202
  J. J. Mulva                 222,478,831              4,226,877
  D. J. Tippeconnic           221,011,970              5,693,738
  Randall L. Tobias           222,193,210              4,512,498
  Victoria J. Tschinkel       222,264,432              4,441,276
  J. L. Whitmire              221,239,406              5,466,302

  A company proposal to approve the designation of Ernst & Young as independent auditors for 1994.

                  For         221,974,190
              Against           3,301,535
          Abstentions           1,429,983
            Not Voted                   0

  A shareholder proposal sponsored by The General Board of Church and Society of the United Methodist Church and co-sponsored by the Franciscan Health System of the Sisters of St. Francis of Philadelphia, to sign and implement the CERES Principles, a set of environmental principals put forth by the Coalition for Environmentally Responsible Economies.

                  For          24,005,784
              Against         172,084,089
          Abstentions           8,596,501
            Not Voted          22,019,334

All fourteen directors were elected, the independent public accountants proposed by the company were approved, and the CERES Principles were rejected. Effective July 28, 1994, Mr. D. J. Tippeconnic resigned as a director and Executive Vice President of the company.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

12   Computation of Ratio of Earnings to Fixed Charges

Reports on Form 8-K
- -------------------

During the three months ended June 30, 1994, the company has not filed any reports on Form 8-K.

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

August 8, 1994