Form 10-Q
period 1994-09-30
PHILLIPS PETROLEUM CO
filed 1994-11-14
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             ----------------
                                FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 1994
                              ---------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                              -----------------  --------------------

Commission file number        1-720
                      -----------------------------------------------


                       PHILLIPS PETROLEUM COMPANY
          (Exact name of registrant as specified in its charter)


             Delaware                               73-0400345
  -------------------------------                -------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)


               Phillips Building, Bartlesville, Oklahoma 74004
               (Address of principal executive offices) (Zip Code)

                                 918-661-6600
            (Registrant's telephone number, including area code)
                                 ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X      No
                           ----       ----

The registrant has 261,596,911 shares of common stock, $1.25 par value, outstanding at October 31, 1994.

                     PART I. FINANCIAL INFORMATION

- ---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                    ---------------------------------
                                      1994     1993     1994     1993
                                    ---------------------------------
REVENUES
Sales and other operating revenues  $3,315    3,170    9,194    9,429
Business interruption insurance          -        -        -       14
Equity in earnings of affiliated
  companies                             23       17       62       55
Other revenues                           9        5       43       57
- ---------------------------------------------------------------------
    Total Revenues                   3,347    3,192    9,299    9,555
- ---------------------------------------------------------------------

COSTS AND EXPENSES
Purchased crude oil and products     2,081    1,944    5,603    5,740
Production and operating expenses      529      576    1,568    1,651
Exploration expenses                    52       74      151      150
Selling, general and
  administrative expenses              139      119      365      436
Depreciation, depletion,
  amortization and retirements         191      207      596      601
Taxes other than income taxes           71       72      202      219
Interest and expense on
  indebtedness                          42       70      187      205
Preferred dividend requirements
  of subsidiary                          8        8       24       24
- ---------------------------------------------------------------------
    Total Costs and Expenses         3,113    3,070    8,696    9,026
- ---------------------------------------------------------------------
Income before income taxes,
  subsidiary stock transaction
  and extraordinary item               234      122      603      529
Gain on subsidiary stock
  transaction                            -        -       20        -
- ---------------------------------------------------------------------
Income before income taxes
  and extraordinary item               234      122      623      529
Provision for income taxes             115       81      301      304
- ---------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM       119       41      322      225
Extraordinary item                       -        -        -       (2)
- ---------------------------------------------------------------------
NET INCOME                          $  119       41      322      223
=====================================================================

PER SHARE OF COMMON STOCK
Income before extraordinary item    $  .45      .16     1.23      .87
Extraordinary item                       -        -        -     (.01)
- ---------------------------------------------------------------------
Net Income                          $  .45      .16     1.23      .86
=====================================================================

Dividends paid                      $  .28      .28      .84      .84
Average Common Shares Outstanding
  (in thousands)                   261,569  261,272  261,508  260,857
- ---------------------------------------------------------------------
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1994         1993*
                                        -------------------------
ASSETS
Cash and cash equivalents                    $   144          119
Accounts and notes receivable (less
  allowances: 1994--$15; 1993--$14)            1,362        1,248
Inventories                                      541          538
Deferred income taxes                            174          170
Prepaid expenses and other current
  assets                                          77          118
- -----------------------------------------------------------------
    Total Current Assets                       2,298        2,193
Investments and long-term receivables            716          543
Properties, plants and equipment (net)         7,852        7,961
Deferred income taxes                             92           98
Deferred charges                                  84           73
- -----------------------------------------------------------------
Total                                        $11,042       10,868
=================================================================

LIABILITIES
Accounts payable                             $ 1,152        1,199
Long-term debt due within one year                26           18
Accrued income and other taxes                   902          858
Other accruals                                   201          196
- -----------------------------------------------------------------
    Total Current Liabilities                  2,281        2,271
Long-term debt                                 3,213        3,208
Accrued dismantlement, removal and
  environmental costs                            555          528
Deferred income taxes                            941          901
Other liabilities and deferred credits           848          910
- -----------------------------------------------------------------
Total Liabilities                              7,838        7,818
- -----------------------------------------------------------------

PREFERRED STOCK OF SUBSIDIARY AND OTHER
  MINORITY INTERESTS                             350          362
- -----------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (277,180,511 shares)
      Par value                                  346          346
      Capital in excess of par                   991          977
    Treasury stock (at cost: 1994--
      15,672,938 shares; 1993--
      15,700,279 shares)                        (868)        (885)
Foreign currency translation adjustments          25          (14)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)               (465)        (487)
Retained earnings                              2,825        2,751
- -----------------------------------------------------------------
Total Stockholders' Equity                     2,854        2,688
- -----------------------------------------------------------------
Total                                        $11,042       10,868
=================================================================
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

- -----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                  September 30
                                              -------------------
                                                1994         1993
                                              -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $  322          223
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, depletion, amortization
      and retirements                            596          601
    Dry hole costs and leasehold impairment       66           63
    Deferred taxes                               (13)          (7)
    Extraordinary items                            -            2
    Increase in accounts and notes
      receivable                                (132)         (92)
    Decrease (increase) in inventories           (24)          36
    Decrease in prepaid expenses and
      other current assets                        44           30
    Decrease in accounts payable                 (52)         (88)
    Increase in taxes and other accruals          31          103
    Other                                        (49)         105
- -----------------------------------------------------------------
Net Cash Provided by Operating Activities        789          976
- -----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, including dry
  hole costs                                    (693)        (760)
Proceeds from property insurance                   -           10
Property dispositions                            124          257
Investment purchases                             (28)          (3)
Investment sales                                  84           59
- -----------------------------------------------------------------
Net Cash Used for Investing Activities          (513)        (437)
- -----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt                               1,142        1,915
Repayment of debt                             (1,139)      (2,237)
Issuance of company stock                          8           16
Purchase of company stock                         (1)          (2)
Dividends paid                                  (220)        (219)
Other                                            (41)         (27)
- -----------------------------------------------------------------
Net Cash Used for Financing Activities          (251)        (554)
- -----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                     25          (15)
Cash and cash equivalents at beginning of
  period                                         119          131
- -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  144          116
=================================================================
See Notes to Financial Statements.

- -----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company

Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Phillips Petroleum Company (hereinafter referred to as "Phillips" or "the company") considers necessary for a fair presentation of the consolidated financial position of the company and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature.


Note 2--Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.


Note 3--Extraordinary Item

During the nine-month period ended September 30, 1993, the company incurred a before-tax extraordinary loss of $3 million attributed to call premiums paid on the early redemption of debt.
The after-tax loss was $2 million, $.01 per share.


Note 4--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1994          1993
                                       --------------------------

Crude oil and petroleum products               $243           183
Chemical products                               205           252
Materials, supplies and other                    93           103
- -----------------------------------------------------------------
                                               $541           538
=================================================================

Note 5--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Millions of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1994          1993
                                       --------------------------
Properties, plants and equipment
  (at cost)                                 $18,239        18,038
Less accumulated depreciation,
  depletion and amortization                 10,387        10,077
- -----------------------------------------------------------------
                                            $ 7,852         7,961
=================================================================


Note 6--Gain on Subsidiary Stock Transaction

In the first quarter of 1994, Phillips Petroleum Singapore Chemicals (Private) Limited (PPSC), a subsidiary that owns and operates a polyethylene plant in Singapore, completed the sale of 117,857,144 shares of common stock for $85 million in notes receivable, which will be collected as needed for plant construction planned for 1994 and 1995. This sale reduced the company's interest in PPSC from 85.7 percent to 50 percent, and resulted in a $20 million gain. Deferred taxes have not been provided on the gain because PPSC is a foreign subsidiary and the temporary difference between the financial and tax bases in the investment is essentially permanent in duration. Since this transaction, PPSC has been accounted for using the equity method. This deconsolidation did not have a material effect upon the company's financial position.


Note 7--Debt

During the second quarter, the company secured more favorable commitment fees and interest rates by replacing four of its bank credit facilities, totaling $1.4 billion, with one facility of $800 million. The terms of the new facility are similar to the terms of the credit facilities terminated. At September 30, 1994, the company's committed credit facilities with major banks totaled $1.1 billion, of which approximately $920 million was available to be drawn. In addition, the company has a $250 million committed letter-of-credit-supported commercial paper program under which $127 million had been issued as of September 30, 1994.

Also during the second quarter, the company's Long-Term Stock Savings Plan (LTSSP) signed a $131 million term loan agreement that was used to refinance its outstanding notes payable issued in 1988. The notes were redeemed on May 16. The new term loan requires repayment in annual installments through the year 1998, the same maturity as the refinanced loan, but at a reduced cost. Payment of the first installment was made on June 15, reducing the outstanding balance to $114 million at September 30, 1994.

During September, the company's LTSSP signed an agreement amending a second term loan under which $397 million is outstanding. The amended term loan requires repayment in annual installments beginning in 1999 and has the same maturity as the original term loan agreement entered into in 1990, but provides a lower rate of interest. The company continues to guarantee payment of the LTSSP debt.


Note 8--Business Interruption Insurance

The company recognized income from business interruption insurance for the nine-month period ended September 30, 1993, related to an April 1991 fire at the Sweeny, Texas refinery.
This represents the final settlement of all business interruption insurance claims by the company related to this event.


Note 9--Transfer of Assets

On August 1, 1994, Phillips contributed its polypropylene assets with a net book value of $107 million to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika). Phillips and Sumika jointly control PSPC, and Phillips accounts for its investment using the equity method of accounting. No financial gain or loss was recognized on the contribution. Sumika will fund the construction of a new PSPC polypropylene facility in Pasadena, Texas. Sharing of net cash flows, and gains and losses each period is dependent on the relative contributions of both partners. The company's share of net income and cash flows from the partnership will decrease as Sumika funds construction of the new facility, but the company's share will not fall below 50 percent. Revenues and cash flows generated by these transferred assets through July 31, 1994, are consolidated into the company's financial statements.


Note 10--Income Taxes

The company's effective tax rates for the three-month periods ended September 30, 1994 and 1993, were 49 percent and 66 percent, respectively. The company's effective tax rates for the nine-month periods ended September 30, 1994 and 1993, were 48 percent and 57 percent, respectively. The lower 1994 effective tax rates reflect a higher proportion of domestic income to foreign income. Domestic income is taxed at relatively lower rates than foreign income.

Note 11--Stock Options

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

A comparative summary of stock options and SARs follows:

                                              1994          1993
                                         ---------     ---------
Shares under option January 1            5,614,501     5,170,280
Options granted at
  $25.07 to $30.32 per share             1,414,436     1,608,245
Options exercised at
  $12.63 to $25.38 per share               (30,187)     (274,359)
Options forfeited                           (5,134)            -
- ----------------------------------------------------------------
Shares under option March 31             6,993,616     6,504,166
Options granted at
  $28.44 to $30.00 per share                29,010        48,945
Options exercised at
  $12.63 to $27.50 per share              (201,644)     (543,007)
Options forfeited                         (104,369)       (6,140)
- ----------------------------------------------------------------
Shares under option June 30              6,716,613     6,003,964
Options granted at
  $29.50 to $34.82 per share                54,953           951
Options exercised at
  $12.63 to $27.07 per share              (226,912)     (223,979)
Options forfeited                           (9,077)      (29,126)
- ----------------------------------------------------------------
Shares under option
  September 30 (at exercise prices
    from $12.63 to $35.00 per share)     6,535,577     5,751,810
================================================================

Options exercisable
  September 30 (at exercise prices
    from $12.63 to $30.00 per share)     3,538,926     3,087,310
- ----------------------------------------------------------------

SARs under option January 1                196,616       332,588
SARs forfeited                                   -       (15,656)
- ----------------------------------------------------------------
SARs under option March 31                 196,616       316,932
SARs forfeited                             (64,482)      (85,624)
- ----------------------------------------------------------------
SARs under option June 30                  132,134       231,308
SARS forfeited                             (27,246)       (9,000)
- ----------------------------------------------------------------
SARs under option
  September 30 (at exercise prices
    from $12.63 to $16.25 per share)       104,888       222,308
================================================================

SARS exercisable
  September 30 (at exercise prices
    from $12.63 to $16.25 per share)       104,888       222,308
- ----------------------------------------------------------------

Note 12--Contingent Liabilities

Environmental--The company is subject to federal, state and local environmental laws and regulations. These may result in possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings.

HCC Litigation--The company continues to defend claims resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's Houston Chemical Complex (HCC). All suits involving fatalities and most of those involving serious physical injury have been settled. Most of the approximately 35 remaining claimants seek compensatory and punitive damages, primarily for psychological injury.

Other Legal Proceedings--The company is a party to a number of other legal proceedings, including tax proceedings, pending in various courts or agencies for which, in some instances, no provision has been made.

Other Contingencies--The company has contingent liabilities resulting from throughput agreements with pipeline and processing companies in which it holds stock interests. Under these agreements, Phillips may be required to provide any such company with additional funds through advances against future charges for the shipping or processing of petroleum liquids, natural gas and refined products.

In the case of all known contingencies, the company accrues a charge for a loss when it is probable and the amount is reasonably estimable. These accruals are not discounted for delays in future payment and are not reduced for possible insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

As new facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation, legal and tax matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties. Estimated future legal and tax costs are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.


Note 13--Cash Flow Information

Cash payments and noncash investing and financing activities for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1994           1993
                                              -------------------
Cash payments
Interest
  Debt                                        $174            168
  Taxes and other                               41             43
- -----------------------------------------------------------------
                                              $215            211
=================================================================

Income taxes                                  $259            320
- -----------------------------------------------------------------

Noncash investing and financing activities
Accrued expenditures for two liquefied
  natural gas tankers based on percentage
  of completion                               $  -              7
- -----------------------------------------------------------------
Treasury stock awards issued (canceled)
  under incentive compensation plans           (12)            16
- -----------------------------------------------------------------
Capitalized process license fee payable
   in installments from 1993 to 1999             -             16
- -----------------------------------------------------------------
Contribution of noncash net assets to
  equity method affiliate                      107              -
- -----------------------------------------------------------------

- -----------------------------------------------------------------
Management's Discussion And Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

A summary of the company's consolidated net income by business segment:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993* 1994         1993*
                            ------------------  -----------------
Exploration and Production
  (E&P)
    United States           $ 64            30   191          211
    Foreign                   10            24    44          101
- -----------------------------------------------------------------
                              74            54   235          312
Gas Gathering, Processing
  and Marketing (GPM)         (2)           10     -           39
Refining, Marketing and
  Transportation (RM&T)       57            21   125           82
Chemicals                     63            40   182           59
Corporate and Other          (73)          (84) (220)        (267)
- -----------------------------------------------------------------
Income before
  Extraordinary Item         119            41   322          225
Extraordinary Item             -             -     -           (2)
- -----------------------------------------------------------------
Net Income                  $119            41   322          223
=================================================================
*Amounts for 1993 have been restated to reflect that certain operations previously a part of RM&T are now included in Chemicals.


Consolidated Results

Consolidated net income for the three-month period ended
September 30, 1994, was $119 million, compared with $41 million for the same period in 1993. For the nine-month period ended
September 30, 1994, consolidated net income was $322 million, up from $223 million in the same period a year ago.

Earnings included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------

Net gains (losses) on
  asset sales               $ (2)            -    (2)          22
Gain on subsidiary stock
  transaction                  -             -    20            -
Capital-loss carryforwards     -             -     -            2
Work force reduction
  charges                    (22)            -   (27)         (26)
Foreign currency gains
  (losses)                     -             2     1           (2)
Pending claims and
  settlements                  7             -    24          (13)
Incinerator project
  writedown                    -           (20)    -          (20)
Other items                   (5)            3    (4)          12
- -----------------------------------------------------------------
Total special items          (22)          (15)   12          (25)
Extraordinary item
  Early retirement of debt     -             -     -           (2)
- -----------------------------------------------------------------
Total                       $(22)          (15)   12          (27)
=================================================================


Excluding the above items, operating income was $141 million for the third quarter of 1994, compared with $56 million in the third quarter of 1993. For the nine-month period ending September 30, operating income was $310 million in 1994, compared with $250 million in 1993.

U.S. natural gas prices dropped sharply in the third quarter of 1994, and ended the quarter with average prices, for both lease gas and residue gas, down 19 percent from the third quarter a year ago. Natural gas prices declined due to several factors, including an easing of demand, and an increasing of supply. Although natural gas prices were down, E&P's earnings improved, due in part to higher natural gas sales volumes and lower exploration expenses, mainly dry holes. Lower residue gas prices, combined with higher operating expenses due to higher gathering fees, resulted in lower operating income from GPM.

RM&T operating income was up for the quarter, reflecting higher gasoline margins during the third quarter. In addition, the company's refineries turned in another strong operating performance, running at a crude oil capacity utilization rate of 110 percent and contributing to higher sales volumes in the quarter.

In Chemicals, operating income was up 89 percent from the third quarter last year, as the improving economy and industry production problems kept demand strong for the company's olefins. This strong demand led to both higher sales volumes and margins. Also, sales volumes were up for cyclohexane and plastics. Demand for polyethylene remains strong, though rising ethylene feedstock costs are squeezing margins.

For the nine-month period ending September 30, 1994, E&P and GPM results were lower than the first nine months of 1993 due primarily to lower crude oil sales prices and lower residue gas and natural gas liquids (NGL) sales prices, respectively. In RM&T, higher automotive gasoline and distillate margins led to a $30 million increase in operating income. In Chemicals, higher olefins, cyclohexane and plastics sales volumes and much improved margins for olefins and aromatics contributed to significantly higher nine-month earnings compared with the same period a year ago. Also contributing to the increase was the sale of a polypropylene license.


Phillips at a Glance
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                             1994         1993   1994        1993
                            ------------------  -----------------
Crude oil production (MBD)
    United States              90           92     91          94
    Foreign                   106          108    112         107
- -----------------------------------------------------------------
                              196          200    203         201
=================================================================
Natural gas production
  (MMCFD)
    United States           1,013          887  1,031         965
    Foreign                   311          290    357         371
- -----------------------------------------------------------------
                            1,324        1,177  1,388       1,336
=================================================================
Natural gas liquids
  production--worldwide
 (MBD)                        167          162    164         158
Liquefied natural gas
  sales (MMCFD)               127          113    113         105
Refinery utilization
  rate (%)                    110           97    104          99
Automotive gasoline
  sales--U.S. (MBD)           339          312    310         307
Distillate sales--
  U.S. (MBD)                  141          114    131         103
Liquefied petroleum gas
  sales--U.S. (MBD)           108          107    108         106
Ethylene sales (MMlbs)*       293          253    871         793
Polyethylene sales--U.S.
  (MMlbs)                     345          273  1,003         801
Propylene sales (MMlbs)       185           95    394         343

*Includes amounts equal to Phillips' 50 percent interest in the Sweeny Olefins Limited Partnership (SOLP), after exclusion of amounts sold by SOLP to Phillips.

Segment Results

E&P                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                             1994         1993   1994        1993
                            ------------------  -----------------

Reported net income          $ 74           54    235         312
Less special items            (12)           8     (2)         28
- -----------------------------------------------------------------
Operating income             $ 86           46    237         284
=================================================================


Although crude oil prices for the third quarter of 1994 were, on average, up from both the second quarter of 1994 and the third quarter of last year, after peaking in July, prices trended downward for the remaining months in the quarter. Prices declined due to the easing of uncertainties surrounding the oil workers strike and political unrest in Nigeria, coupled with higher production from the North Sea following scheduled maintenance. Thus after the price declines in August and September, average crude oil prices for the quarter increased only 4 percent from a year ago. Contributing to the improved earnings were lower exploration expenses, lower U.S. depreciation, depletion and amortization, beneficial tax credits and higher liquefied natural gas revenues, partly offset by lower U.S. natural gas revenues. U.S. natural gas revenues were lower, as higher sales volumes were more than offset by lower prices. Earnings also benefited from generally lower costs and expenses.

For the first nine months of 1994, lower crude oil revenues led to lower operating income--17 percent lower than a year ago. On a year-to-date basis, average worldwide crude oil sales prices continued to lag behind those received last year--12 percent lower.

Sales prices, exploration expenses and operating statistics for worldwide E&P:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1994        1993   1994        1993
                            ------------------  -----------------
Sales Prices
Crude oil (per barrel)
    United States           $14.61       13.35  13.16       14.78
    Foreign                  16.91       16.81  15.45       17.89
    Worldwide                15.86       15.30  14.45       16.50
Natural gas--lease (per
  thousand cubic feet)
    United States             1.65        2.03   1.84        1.97
    Foreign                   2.36        2.36   2.31        2.37
    Worldwide                 1.83        2.12   1.97        2.10

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1994        1993   1994        1993
                            ------------------  -----------------
                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
Geological and geophysical    $ 30          31     80          81
Leasehold impairment             7           5     19          16
Dry holes                       13          36     47          47
Lease rentals                    2           2      5           6
- -----------------------------------------------------------------
                              $ 52          74    151         150
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 90          92     91          94
  Norway                        74          72     79          69
  United Kingdom                 5           5      5           6
  Africa                        22          23     23          24
  Other areas                    5           8      5           8
- -----------------------------------------------------------------
                               196         200    203         201
=================================================================

Natural Gas Liquids Produced
  United States                  6           5      6           6
  Norway                         6           8      7           7
  Other areas                    1           -      -           1
- -----------------------------------------------------------------
                                13          13     13          14
=================================================================


                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)             1,013         887  1,031         965
  Norway*                      245         224    254         270
  United Kingdom*               25          14     56          44
  Other areas                   41          52     47          57
- -----------------------------------------------------------------
                             1,324       1,177  1,388       1,336
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        127         113    113         105
- -----------------------------------------------------------------

U.S. E&P                             Millions of Dollars
- --------                    -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1994        1993   1994        1993
                            ------------------  -----------------

Reported net income           $ 64          30    191         211
Less special items              (3)          -      6           4
- -----------------------------------------------------------------
Operating income              $ 67          30    185         207
=================================================================


The increase in operating income for the third quarter of 1994, compared with the same quarter in 1993, was due to a number of items, including higher natural gas sales volumes, lower exploration expenses, lower depreciation, depletion and amortization (DD&A), higher crude oil revenues, and higher liquefied natural gas revenues. These items were partly offset by 19 percent lower natural gas prices. Exploration expenses were down in 1994 due to lower dry hole charges. In the third quarter of 1993, the company incurred significant dry hole expenses in Alaska. The lower DD&A was a result of property dispositions, higher costs in 1993 related to Hurricane Andrew, and adjustments in future dismantlement liability estimates. Crude oil revenues were higher primarily due to higher prices, as the average sales price per barrel of crude oil increased
9 percent compared with a year ago. However, prices fell steadily during the third quarter after peaking in July. The higher liquefied natural gas revenues were due primarily to higher sales volumes from the increased capacity of the new liquefied natural gas tankers.

For the nine-month period ended September 30, 1994, results were down 11 percent from the same period in 1993. The decline was due to lower crude oil revenues, partially offset by lower DD&A. Though crude oil prices have trended upward during the first three quarters of 1994, on a year-to-date average basis, they remained 11 percent lower than a year ago. DD&A was lower in the first nine months of 1994, compared with the same period last year, due to property dispositions, higher costs in 1993 related to Hurricane Andrew, and adjustments in future dismantlement liability estimates. Dry hole charges were down slightly for the nine months, as dry hole costs in Alaska during 1993 were higher than dry hole charges in the Gulf of Mexico during 1994. Operating income for both the three- and nine-month periods in 1994 benefited relatively more from domestic tax credits for producing fuel from nonconventional sources.

U.S. crude oil production was down only slightly for both the quarter and nine months from last year's levels. U.S. natural gas production was up 14 percent for the quarter and 7 percent for the nine months, primarily due to higher production from the San Juan Basin, made possible by increased pipeline tie-ins and new wells in the area. In addition, net gas production was up at the South Marsh Island field, Gulf of Mexico.

Special items in the third quarter of 1994 consisted of work force reduction charges. In addition, the nine-month period ended September 30, 1994, included favorable settlements related to the company's Alaska operations and a net profits interest, partially offset by a contingency accrual. Special items in the first nine months of 1993 consisted primarily of a favorable property tax settlement related to the company's minerals operations.


Foreign E&P                          Millions of Dollars
- -----------                 -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------

Reported net income          $10            24    44          101
Less special items            (9)            8    (8)          24
- -----------------------------------------------------------------
Operating income             $19            16    52           77
=================================================================


Operating income increased slightly in the third quarter of 1994, compared with the same period a year ago. Lower exploration expenses, coupled with lower operating and other costs, were mostly offset by lower crude oil revenues.

For the first nine months of 1994, operating income was down
32 percent, primarily reflecting lower crude oil revenues due to lower prices. As with U.S. crude oil prices, average foreign crude oil sales prices have trended upward during the first three quarters of 1994, but, on a year-to-date average basis, are still down over $2 per barrel from the same period last year.

When compared with the same 1993 periods, foreign crude oil production was down slightly in the third quarter of 1994 but up
5 percent in the first nine months, due primarily to increased production from Norway's Ekofisk area.

For the third quarter of 1994, foreign natural gas production was 7 percent higher than last year's third quarter. New production from the Ann field in the U.K. sector of the North Sea, coupled with increased production from Norway, was partially offset by loss of production from asset dispositions. For the nine-month period, foreign natural gas production was down 4 percent compared with last year, due to lower buyer demand in Norway and the loss of production due to asset dispositions. These factors were partially offset by new gas production from the Ann field.

Special items in both the third quarter and nine-month period in 1994 consisted primarily of a Norway income tax related item. Special items in the third quarter of 1993 were primarily related to a United Kingdom tax item. In addition, special items for the nine-month period in 1993 consisted of after-tax asset sale gains of $20 million, partly offset by foreign currency losses.

GPM                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1994        1993    1994       1993
                            ------------------  -----------------

Reported net income            $(2)         10       -         39
Less special item               (3)          -      (3)         -
Less preferred dividend
  requirements of Phillips
  Gas Company                   (8)         (8)    (24)       (24)
- -----------------------------------------------------------------
Operating income               $ 9          18      27         63
=================================================================


The company's GPM operations are conducted primarily through GPM
Gas Corporation, a wholly owned subsidiary of Phillips Gas
Company. The effect of Phillips Gas Company's preferred dividend requirements has been excluded in determining operating income.

Sales prices and operating statistics for GPM:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1994        1993    1994       1993
                            ------------------  -----------------
Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 1.66        2.04    1.87       2.01
U.S. natural gas liquids
  (per barrel--
  unfractionated)            10.10       10.57    9.49      11.38


                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1994        1993    1994       1993
                            ------------------  -----------------
                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,181       1,091   1,154      1,051
  Phillips                     214         211     208        206
- -----------------------------------------------------------------
                             1,395       1,302   1,362      1,257
=================================================================

Raw Gas Throughput           1,506       1,470   1,498      1,412
- -----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips             853         806     856        767
  Phillips                      83          78      85         87
- -----------------------------------------------------------------
                               936         884     941        854
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Natural Gas Liquids
  Production
    From leasehold gas          22          22      22         22
    From purchased gas         132         127     129        122
- -----------------------------------------------------------------
                               154         149     151        144
=================================================================

NGL prices continued their slow recovery in the third quarter of 1994, but were still lower on average than the third quarter a year ago. NGL prices increased during the quarter due in part to increased seasonal demand for gasoline blending stocks, along with increased demand for butanes used in the production of methyl tertiary-butyl ether (MTBE), which will be necessary to meet reformulated gasoline requirements effective January 1, 1995. Average residue gas prices for the quarter dropped
9 percent from the second quarter of 1994, and were 19 percent lower than the third quarter last year. Average residue gas prices for the quarter were under $1.70 per thousand cubic feet for the first time since the third quarter of 1992. Softening demand and increasing supplies were primarily responsible for the sharp drop in prices from a year ago. As a result, GPM's operating income for the quarter dropped substantially compared with the corresponding quarter in 1993. Higher operating costs also contributed to GPM's lower operating income. The increase was mainly due to gathering fees the company began paying to GPM Gas Gathering L.L.C. (GGG), effective January 1, 1994. The company's operating costs also increased due to costs associated with newly acquired plants and systems, and expansions of existing systems.

For the first nine months of 1994, operating income was down sharply, when compared with the corresponding period in 1993. Lower NGL and residue gas sales prices, along with higher operating costs were partially offset by higher residue gas and NGL sales volumes. Operating costs increased due to gathering fees the company began paying GPM Gas Gathering L.L.C. (GGG), effective January 1, 1994, along with costs associated with acquisitions and expansions of existing facilities.

The special item in the third quarter and nine-month period of 1994 was a work force reduction charge.

RM&T                                 Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------

Reported net income         $ 57            21   125           82
Less special items            (2)          (20)   (2)         (15)
- -----------------------------------------------------------------
Operating income            $ 59            41   127           97
=================================================================


Sales prices and operating statistics for RM&T:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------

Sales Prices (per gallon)
Automotive gasoline         $.62           .58   .57          .61
Distillates                  .52           .53   .51          .56
Propane                      .35           .37   .35          .40

Operating Statistics
Refinery crude oil
  capacity utilization       110%           97   104           99


                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------
                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Refinery Operations
  Crude Oil Refined          337           296   318          302
- -----------------------------------------------------------------

Petroleum Products Outside
  Sales*
    United States
      Automotive gasoline    317           286   288          281
      Aviation fuels          32            30    32           32
      Distillates            141           114   131          103
      Propane                 18            18    22           23
      Other products          20            19    19           18
- -----------------------------------------------------------------
                             528           467   492          457
    Foreign                   50            50    54           52
- -----------------------------------------------------------------
                             578           517   546          509
=================================================================
*Amounts for 1993 have been restated to reflect that certain operations previously a part of RM&T are now included in Chemicals.


Third quarter 1994 operating income for the company's RM&T segment was $59 million, a 44 percent increase from 1993's third quarter operating income of $41 million. For the second consecutive quarter, the company's refineries operating performance was strong, with a crude oil capacity utilization rate of 110 percent. This contributed to higher gasoline and distillate sales volumes. In addition, earnings also benefited from higher gasoline margins. These higher margins resulted in part from the company's ability, due to an advantageous transportation position, to deliver gasoline in the Midwest at a time when several Midwestern refineries were experiencing turnarounds or operating disruptions. In addition, gasoline margins in the quarter benefited as sales prices did not drop as rapidly as feedstock costs in the latter half of the quarter.

Operating income was up 31 percent for the first nine months of 1994, compared with the same period last year. The increase in operating income was primarily attributable to higher automotive gasoline and distillate margins relative to a year ago, coupled with higher distillate sales volumes. Also benefiting results was continued operating consistency by the company's refineries. Since the beginning of the year, the company's three refineries have operated at a crude oil capacity utilization rate of 104 percent, the highest sustained utilization rate in the last 10 years.

Special items in the third quarter and for the nine months of 1994 consisted of a work force reduction charge. Special items in the third quarter of 1993 included an after-tax charge of $20 million for the writedown of an incinerator project. For the first nine months of 1993, in addition to the incinerator writedown, special items included a favorable $8 million after-tax business interruption insurance settlement.


Chemicals                            Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------

Reported net income          $63            40   182           59
Less special items            (3)            5    24           (5)
- -----------------------------------------------------------------
Operating income             $66            35   158           64
=================================================================


Operating statistics for Chemicals:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993   1994        1993
                            ------------------  -----------------
                                     Millions of Pounds
                            -------------------------------------
Operating Statistics
Selected Outside Sales
  Ethylene*                  293           253    871         793
  Polyethylene - U.S.        345           273  1,003         801
  Propylene                  185            95    394         343

*Includes amounts equal to Phillips' 50 percent interest in the Sweeny Olefins Limited Partnership (SOLP), after exclusion of amounts sold by SOLP to Phillips.

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993   1994        1993
                            ------------------  -----------------
                                 Thousands of Barrels Daily
                            -------------------------------------
Selected Outside Sales
  Automotive gasoline
    (Puerto Rico Core)        22            26     22          26
  Liquefied petroleum gas     90            89     86          83
  Ethanes and pentanes        40            40     40          45
Natural Gas Liquids
  Processed                  212           204    202         200


Results for the third quarter of 1994 were much improved over the corresponding period last year for the company's Chemicals segment. Strong demand for olefins allowed for increased sales volumes and the highest average ethylene margins for a quarter since the first quarter of 1991. Ethylene inventories remain at low levels industry wide, and demand remains high. A stronger economy and industry production disruptions have been the driving forces behind the high demand for the company's ethylene. Ethylene is used as a feedstock to make plastic for a wide variety of applications that are affected by consumer buying habits. In a stronger economy, consumers buy more of these goods, resulting in increased demand for ethylene. Higher cyclohexane sales volumes also contributed to higher operating income.

In the company's plastics operations, demand remained strong for polyethylene, which resulted in higher sales volumes. However, climbing ethylene feedstock costs continued to pressure polyethylene margins, which were lower than the same quarter a year ago.

Operating income was up sharply for the first nine months of 1994, compared with the same period in 1993. Earnings improved due to higher margins for olefins and aromatics and higher olefin, cyclohexane and plastics sales volumes. In addition, operating income benefited $18 million from the sale of a polypropylene license.

Special items for the third quarter of 1994 included a work force reduction charge. In addition, the first nine months of 1994 included an after-tax gain of $20 million from a subsidiary stock transaction, along with a favorable adjustment to a 1993 pipeline abandonment accrual. Special items in the third quarter of 1993 consisted of a favorable settlement of a licensing dispute. The first nine months of 1993 also included an accrual for the abandonment of a pipeline.

Corporate and Other                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------

Reported Corporate and
  Other                     $(73)          (84) (220)        (267)
Less special items            (2)           (8)   (5)         (33)
- -----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(71)          (76) (215)        (234)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $(27)          (33)  (88)        (110)
Net interest                 (45)          (44) (139)        (135)
Other                          1             1    12           11
- -----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(71)          (76) (215)        (234)
=================================================================


Relative to the corresponding periods last year, corporate general and administrative expenses were down $6 million and $22 million for the third quarter and nine months, respectively. The decline in expenses was due in part to lower costs retained at Corporate associated with the company's incentive compensation plans. Also contributing to the decline were lower advertising and computing expenses, along with lower expenses for outside legal counsel.

Net interest consists of interest income and expense, net of capitalized interest. Net interest for the third quarter of 1994 changed only slightly from the same period a year ago. For the nine-month period, net interest was up 3 percent, mainly due to higher interest on debt.

Other consists primarily of the company's insurance operations, along with income tax items that are not directly associated with the operating segments on a stand-alone basis. Compared with the corresponding periods in 1993, Other earnings changed only slightly in 1994.

Special items in the third quarter of 1994 included after-tax work force reduction charges of $13 million and a contingency accrual, partially offset by the interest applicable to various favorable settlements of claims. In addition, the nine-month period included losses from asset sales and additional work force reduction charges. For the third quarter of 1993, special items consisted of the effect of the change in the corporate U.S. tax rate from 34 percent to 35 percent. The nine-month period in 1993 also included an after-tax accrual for pending claims of $13 million and an after-tax work force reduction charge of $26 million, partly offset by tax related settlements and contingencies.

Income Statement Analysis

Revenues

Total revenues for the third quarter of 1994 were $3.3 billion, compared with $3.2 billion for the third quarter of 1993. Sales and other operating revenues were up 5 percent due to higher petroleum products revenues, partly offset by loss of revenues due to asset sales. Petroleum product revenues were up because of higher sales volumes and prices.

For the nine-month period ended September 30, 1994, total revenues were $9.3 billion, compared with $9.6 billion for the corresponding period in 1993. Sales and other operating revenues were down 2 percent due to lower crude oil revenues and loss of revenues due to asset sales, partly offset by higher plastics revenues.


Total Costs and Expenses

Total costs and expenses were up slightly for the quarter but down 4 percent for the first nine months of 1994, compared with the same periods last year.

Purchase costs increased 7 percent for the quarter, due primarily to higher petroleum product purchases and crude oil feedstock costs, partly offset by the impact of asset sales. For the nine-month period, purchase costs were slightly lower than a year ago, as lower crude oil feedstock costs and the effect of asset sales was mostly offset by higher petroleum product purchases.

Production and operating expenses were lower in both the third quarter and first nine months of 1994, compared with the corresponding periods in 1993. The change resulted primarily from effects of asset sales and a charge for the writedown of an incinerator in the third quarter of 1993, partly offset by higher operating costs in 1994 associated with GPM's expansion strategy.

Exploration expenses were lower in the quarter, due primarily to dry hole charges recorded in the third quarter of 1993 related to the company's exploratory efforts in Alaska. Exploration expenses changed only slightly for the first nine months of 1994, compared with 1993.

Selling, general and administrative expenses (SG&A) in the third quarter were higher than last year's third quarter due to work force reduction charges. For the first nine months, asset sales, lower work force reduction charges, a contingency accrual recorded in 1993, and the company's cost reduction efforts led to a 16 percent decline in SG&A.

Depreciation, depletion, amortization and retirements (DD&A) declined 8 percent for the quarter. Property dispositions, higher costs in 1993 as a result of Hurricane Andrew and an incinerator writedown, and adjustments in future dismantlement liability estimates in 1994, were partly offset by higher DD&A from the company's Norway operations due to the start-up of the Embla field. For the nine-month period, DD&A declined slightly.

Taxes other than income taxes were about the same for the third quarter this year compared with last year's third quarter. For the first nine months, taxes other than income taxes declined due to a favorable settlement related to production taxes in 1994, along with general production tax decreases due in part to lower production associated with the company's interest in the Prudhoe Bay field.

Interest and expense on indebtedness was down substantially for the quarter, compared with the third quarter a year ago, due primarily to interest attributable to favorable claims and settlements in 1994. Interest and expense on indebtedness for the nine-month period was down to a lesser extent, due to reversals in the 1993 period of contingency related interest accruals.


Income Taxes

The company's effective tax rate for the third quarter of 1994 was 49 percent, compared with 66 percent for the third quarter of 1993. The company's effective tax rate for the nine months ended September 30, 1994 was 48 percent, compared with 57 percent for the same period in 1993. The lower 1994 effective tax rates reflect a higher proportion of domestic income to foreign income. Domestic income is taxed at relatively lower rates than foreign income. Effective tax rates for the three- and nine-month periods ended September 30, 1994 and 1993, benefited from domestic tax credits for producing fuel from nonconventional sources. Without these tax credits, the effective tax rates for the three-month periods ended September 30, 1994 and 1993, would have been 54 percent and 73 percent, respectively, and the rates for the nine-month periods would have been 54 percent and 63 percent, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                    Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  1994         1993          1993
                          ---------------------------------------

Current ratio                      1.0          1.0           1.0
Long-term debt                  $3,213        3,208         3,477
Preferred stock of
  subsidiary                    $  345          345           345
Stockholders' equity            $2,854        2,688         2,739
Percent of long-term debt
  to capital*                       50%          51            53
Percent of floating-rate
  debt to total debt                25%          25            38

*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


Net income during the first nine months of 1994 was 44 percent higher than net income for the same period in 1993. However, during the same period cash provided by operating activities was 19 percent lower. The following events which occurred during the first nine months of 1994 contributed significantly to this reduction in cash from operating activities: $26 million in payments for the performance incentive program introduced in 1993; $52 million in payments for previously recorded contingencies; $39 million in pension contributions; and a $79 million tax payment for a previously recorded accrual still under dispute. Increases in accounts and notes receivable resulting from higher sales prices and volumes in the company's Chemicals segment also reduced the cash provided by operating activities for the first nine months of 1994 compared with the same period in 1993. Even though cash provided by operating activities during the first nine months of 1994 was lower than the same period in 1993, cash and cash equivalents increased $25 million during the first nine months of the year.

At September 30, 1994, the company's committed credit facilities with major banks totaled $1.1 billion, of which approximately $920 million was available to be drawn. In addition, the company has a $250 million committed letter-of-credit-supported commercial paper program under which $127 million had been issued as of September 30, 1994.

During September, the company's LTSSP signed an agreement amending its second term loan under which $397 million is outstanding. The amended term loan requires repayment in annual installments beginning in 1999 and has the same maturity as the original term loan agreement entered into in 1990, but provides a lower rate of interest. The company continues to guarantee payment of the LTSSP debt.

On September 27, 1994, Phillips completed the sale and leaseback of a substantial portion of its tank and hopper railcar fleet, its corporate aircraft, and certain of its airport refueling tank trucks resulting in a cash inflow of $111 million.

The company's wholly owned subsidiary, Phillips Petroleum Company Norway, has received a commitment from a group of international banks for a $500 million revolving credit facility, which will replace an existing $300 million bank credit facility that was due to expire in 1995. The new credit facility is expected to be in place by mid-November.

Phillips is currently negotiating the sale of a variable interest in the net proceeds from production of certain coal-seam gas properties. The transaction could produce cash inflows of up to $250 million. Completion of the sale is anticipated late in the fourth quarter of this year.

As part of the company's ongoing efforts to contain costs, process improvements are currently being implemented. In conjunction with this cost reduction process, in September the company announced a staffing reduction of approximately 800 employees would take place by the end of 1994. This resulted in a before-tax charge of $34 million in the third quarter.
Payments began in the third quarter and will continue through the first half of 1995. Since process improvement is continuous, additional accruals may be necessary as further plans are identified and implemented.

Phillips has hedging programs in place that utilize commodity derived forward, future, swap and option contracts to limit the risks related to Phillips' physical exposure to crude oil, natural gas and product price changes. The changes in the value of these contracts are reported as an adjustment to the carrying value of the hedged item. The activity levels of these programs have been limited and the earnings impact and any unrecognized gains and losses have not been material in the first nine months of 1994.

Capital Spending

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1994          1993  1994         1993
                            ------------------  -----------------

E&P                         $128           163   486          502
GPM                           21            25    65           53
RM&T                          28            16    62           57
Chemicals                     20            33    64          134
Corporate and Other            7             6    16           14
- -----------------------------------------------------------------
                            $204           243   693          760
=================================================================
United States               $128           170   442          557
Foreign                       76            73   251          203
- -----------------------------------------------------------------
                            $204           243   693          760
=================================================================


On August 1, 1994, Phillips contributed its polypropylene assets with a net book value of $107 million to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika). Phillips and Sumika jointly control PSPC, and Phillips accounts for its investment using the equity method of accounting. No financial gain or loss was recognized on the contribution. Sumika will fund the construction of a new PSPC polypropylene facility in Pasadena, Texas. Construction is scheduled to begin during the fourth quarter of 1994 and be completed in the first half of 1996. The new facility will utilize Sumitomo Chemical Company's (Sumika's parent company) proprietary gas phase process and be capable of producing approximately 270 million pounds of polypropylene a year, bringing the partnership's total production capability to 750 million pounds annually. Sharing of net cash flows, and gains and losses each period is dependent on the relative contributions of both partners. The company's share of net income and cash flows from the partnership will decrease as Sumika funds construction of the new facility, but the company's share will not fall below 50 percent. Revenues and cash flows generated by these transferred assets through July 31, 1994, are consolidated into the company's financial statements.

Phillips and its co-venturer were awarded leases on nine undeveloped blocks containing subsalt prospects in the Gulf of Mexico in April 1994, in which Phillips will have a 50 percent working interest. In a separate transaction, through the exercise of a buy-in option, the company also obtained a 37.5 percent working interest in another subsalt prospect. Total net cost of these acquisitions was $38 million.

A tentative agreement between Phillips Petroleum Company Norway, as operator for the Phillips Norway Group (PNG), and the Norwegian Ministry of Industry and Energy (MIE) was reached on June 17, 1994, regarding the redevelopment of Ekofisk. Submitted in March of this year, the plan projects significantly reduced operating costs and will allow the maximum long-term recovery of Ekofisk field reserves.

In addition to extending the PNG's production license for the Ekofisk fields from its current expiration in 2011 to the year
2028, the agreement also provides for:

  o elimination of the royalty charged on oil and natural gas liquids production as of the completion of the project

  o the Norwegian state's funding 5 percent of the Ekofisk redevelopment expenditures in exchange for a 5 percent direct interest in the production license beginning
     January 1, 1999

  o  Phillips' having a 35 percent interest in the project

  o extension of the oil pipeline license currently held by Norpipe a.s from the year 2005 to 2028, subject to a 40 percent Norwegian state ownership in the oil pipeline commencing in 2005

  o extension of the gas pipeline license currently held by Norpipe a.s. from the year 2007 to the year 2028, subject to a 40 percent Norwegian state ownership in the oil pipeline commencing in 2007

  o PNG's and Statoil's ownership of the pipelines to be reduced from 50 percent each to 30 percent each to accommodate the 40 percent Norwegian state interest

On November 9, 1994, the Norwegian parliament approved the Ekofisk redevelopment plan in accordance with the commercial terms of the preliminary agreement. The plan provides for the construction of two new platforms--a wellhead platform to be completed in 1996, and a combined process and transportation platform to be completed in 1998, linked with the existing Ekofisk Complex. The estimated cost of the Ekofisk redevelopment is approximately $3 billion, with Phillips' 35 percent share of the cost being approximately $1.0 billion. The company expects to fund the capital costs associated with the plan within the context of its overall funding plans. This is expected to include the utilization of revolving credit lines and after-tax operating cash flows. Most of the Ekofisk redevelopment costs will be capitalized, and under the Norwegian tax system applicable to oil and gas production, capital cost recovery deductions will generate cash flows equal to 93 percent of such costs over a period of six years, commencing in the year in which the relevant capital expenditures are made. Phillips Petroleum Company Norway's new $500 million bank credit facility will be available to assist in funding capital expenditures for the redevelopment.

Contingencies

Legal and Tax Matters

The Internal Revenue Service has appealed the U.S. Tax Court's rulings related to the company's sales of liquefied natural gas to two utility companies in Japan. The Tax Court's rulings supported the company's position that more than 50 percent of the income at issue was from a foreign source. Though a final, favorable settlement of this issue would have a material, positive effect on Phillips' net income and cash position, it remains too early to determine the outcome, when the issues will be resolved, or the final financial effect.

The company continues to defend claims made by plaintiffs resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's HCC facilities. All suits involving fatalities and most of those involving serious physical injury have been settled. The total loss from all HCC claims, including those settled and those which remain, has exceeded the aggregate amount of the company's liability insurance. Most of the approximately 35 remaining claimants seek compensatory and punitive damages, primarily for psychological injury. Provision has been made for the estimated probable cost of these claims.

Phillips accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.


Environmental

Most aspects of the businesses in which the company engages are subject to various foreign, federal, state and local environmental laws and regulations. Similar to other companies in the petroleum and chemical industries, the company incurs costs for preventive and corrective actions at facilities and waste disposal sites.

Phillips may be obligated to take remedial action as the result of the enactment of laws, such as the federal Superfund law, the issuance of new regulations, or as a result of leaks and spills. In addition, an obligation may arise when a facility is closed or sold. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered appropriate under regulations, if any, existing at the time, but may require investigatory or remedial work to adequately protect the environment or address new regulatory requirements.

At year-end 1993, Phillips reported 63 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, nine of these sites have been resolved through consent decrees, deposits into trust funds or otherwise. Two sites were also added during the nine-month period. Of the sites remaining at September 30, 1994, the company believes it has a legal defense or its records indicate no involvement for 10 sites. At 11 other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At 19 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the remaining sites, the company has provided for any probable costs that can be reasonably estimated.

At September 30, 1994, accruals of $13 million had been made for the company's PRP sites. In addition, the company has accrued $92 million for other planned remediation activities, including sites where no claims have been asserted, and $6 million for other environmental litigation, for total environmental accruals of $111 million. No one site represents more than 15 percent of the total.

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

After an investigation and assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis for planned remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

OUTLOOK

Effective December 28, 1994, regulations under the Oil Pollution Act of 1990 (OPA 90) will require that all vessel owners carrying certain substances, including crude oil, have on board a certificate of financial responsibility (COFR) issued by the U.S. Coast Guard. The COFR will serve as evidence of financial responsibility for all pollution damages within limits set by the applicable law and regulation. Without such a certificate the vessel will not be permitted to enter U. S. waters. At present it is uncertain whether vessel owners will be able or willing to meet the financial responsibility tests required or procure acceptable forms of insurance, guaranties, or bonds to receive the required COFR.

The company currently relies on water borne foreign crude oil as feedstock for a significant portion of its U.S. refining capacity. This oil is transported by vessels owned by third parties and chartered by the company. A reduction in the number of vessel owners approved by the U.S. Coast Guard to transport crude oil in U.S. waters, as a result of their inability to obtain COFRs, could constrain availability of foreign crude oil in the United States generally and adversely affect the company's operations. The company and others have efforts under way to address compliance with the OPA 90 regulations, but the outcome of such efforts is presently unsettled.

On October 20, 1994, during flooding of the San Jacinto River near Houston, Texas, Colonial Pipeline Company's (Colonial) two major petroleum products pipelines, which Phillips uses, ruptured and caught fire. Phillips owns a 7 percent interest in Colonial and ships gasoline, diesel fuel and other products through the two pipelines to customers in the southeast United States. The two pipelines reopened east of the San Jacinto River during the latter part of the same week. Temporary repairs enabled one of the lines to completely reopen on November 2, 1994, and Colonial has stated that using this line at maximum capacity will enable it to resume normal deliveries. Permanent repairs to both lines could take several months.

Within Phillips, the company's refinery at Sweeny, Texas, was most impacted by the accident. With Colonial capacity severed, the Sweeny refinery temporarily cut back production. By utilizing alternate delivery arrangements (e.g., barging and exchange agreements), the refinery was returned to its pre-flood production level of 208,000 barrels a day in less than a week.

Between Colonial resuming full product shipments and the current balance of supply and demand increasing margins for those refineries that can deliver their product to the market, the financial impact on the company is expected to be negligible.

The Colonial break is not affecting the company's ability to meet the Clean Air Act's January 1, 1995, deadline for supplying reformulated gasoline to nine of the nation's most polluted cities. Phillips sells gasoline in only three targeted areas (Chicago, Houston and Milwaukee), as well as Dallas, which voluntarily adopted the requirement. Additionally, the company does not anticipate any other problems in meeting this deadline.

During the third quarter of 1994, the company's co-venturer in the Sunfish prospect in the Cook Inlet of Alaska announced that its analysis of well and seismic data indicated that the prospect was not commercial on a stand-alone basis. The co-venturer also announced that it would not conduct further exploration activities on the prospect and would take a charge against earnings in the third quarter related to the Sunfish 1, North Foreland 1 and Sunfish 3 wells.

Phillips continues to assess the reserves potential, development costs, and commercial potential of the Sunfish prospect assuming development would occur from the existing Tyonek gas production platform which is 100 percent owned by the company. The economics of utilizing an existing platform are different from those involving a new stand-alone facility. At least one additional exploration well is considered necessary to confirm the reserves before a decision can be made on whether or not to proceed with commercial development. Discussions are under way with the co-venturer concerning its future intentions with respect to Sunfish, including possible joint exploration and production activity from the Tyonek platform, or alternatively, the acquisition of its lease position by Phillips. Although the next exploration well is presently included in the company's capital budget, the reserves and commercial assessment needs to be completed and the discussions with the co-venturer need to be resolved before additional exploration drilling can proceed. The company has demobilized the drilling rig originally located on the Tyonek platform used to drill the Sunfish 2 and 3 wells and conduct workovers related to the existing gas production. The company will procure more suitable drilling equipment for any additional exploration work. At September 30, 1994, the company had approximately $51 million of investment in the three wells identified above.

The first development well in China has been completed, with first production anticipated in the second half of November. Drilling operations are under way on the second development well. Commissioning is complete on the Xijiang 24-3 platform, and the floating production storage vessel is scheduled to be ready to receive oil in late November. As a result of the commencement of production in China, the company will be able to reverse approximately $14 million of the valuation allowance against the related net operating loss deferred tax asset in the fourth quarter of 1994.

When the new Ekofisk operating facilities begin production, currently estimated to be in late 1998, increases in depreciation, depletion and amortization expense will occur, but operating expenses should decrease.

Certain financing transactions expected to be finalized in the fourth quarter of 1994 will result in the realization of capital gains for tax purposes. This will expedite the utilization of capital loss carryforwards, allowing the company to reverse approximately $50 million of the deferred tax asset valuation allowance.

In October 1994, a $14 million deferred tax asset related to the company's aromatics production facilities in Puerto Rico was recognized as a result of anticipated increased paraxylene production to be realized from the new Aromax catalyst reforming technology. Originally scheduled to go on-line during the fourth quarter of 1994, implementation of the new technology has slipped into the first quarter of 1995, due in part to a non-injury construction accident which occurred in October of this year.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations and financing.

                    PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

12   Computation of Ratio of Earnings to Fixed Charges

27   Financial Data Schedule

Reports on Form 8-K
- -------------------

During the three months ended September 30, 1994, the company has not filed any reports on Form 8-K.

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

November 11, 1994