Form 10-K405
period 1994-12-31
PHILLIPS PETROLEUM CO
filed 1995-03-16
CIK 78214

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended       December 31, 1994
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

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                   Yes x   No
                                                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The registrant had 261,663,753 shares of Common Stock, $1.25 Par Value, outstanding at February 28, 1995. The aggregate market value of voting stock held by non-affiliates of the registrant was $8,710,521,893 as of February 28, 1995. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors to be affiliates, and deducted from its outstanding shares in determining the aggregate market value, their beneficial stockholdings of 674,333 shares.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           on May 8, 1995 (Part III)

                             TABLE OF CONTENTS

                                  PART I


   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties...........................   1
             Corporate Structure and Current Developments....   1
             Segment and Geographic Information..............   2
               Exploration and Production (E&P)..............   2
               Gas Gathering, Processing and Marketing (GPM). 9 Refining, Marketing and Transportation (RM&T). 10
               Chemicals.....................................  13
               Other.........................................  16
             Competition.....................................  17
             General.........................................  18
       3.  Legal Proceedings.................................  19
       4.  Submission of Matters to a Vote of
             Security Holders................................  19

                           --------------------

           Executive Officers of the Registrant..............  20

                                  PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  22
       6.  Selected Financial Data...........................  23
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................  24
       8.  Financial Statements and Supplementary Data.......  52
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......... 105

                                 PART III

      10.  Directors and Executive Officers of the
             Registrant...................................... 106
      11.  Executive Compensation............................ 106
      12.  Security Ownership of Certain Beneficial
             Owners and Management........................... 106
      13.  Certain Relationships and Related Transactions.... 106

                                  PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................... 107

                                  PART I


(Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the business of Phillips
Petroleum Company and its consolidated subsidiaries.)


Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND CURRENT DEVELOPMENTS

Phillips Petroleum Company was incorporated in the state of Delaware on June 13, 1917. The company is headquartered where it was founded in Bartlesville, Oklahoma. Phillips is engaged in petroleum exploration and production on a worldwide basis, natural gas gathering, processing and marketing, and petroleum refining and marketing, primarily in the United States. The company also produces and distributes chemicals in the United States and overseas. The company has four business segments-- Exploration and Production (E&P), Gas Gathering, Processing and Marketing (GPM), Refining, Marketing and Transportation (RM&T) and Chemicals. Support staffs provide technical, professional and other services to the business segments. At December 31, 1994, Phillips employed 18,400 people, 5 percent less than the previous year.

On November 9, 1994, the Norwegian Parliament approved the agreement reached in June 1994 between Phillips Petroleum Company
Norway, as operator for the Phillips Norway Group, and the Norwegian Ministry of Industry and Energy regarding the redevelopment of Ekofisk. The plan, named Ekofisk II, will allow for the long-term recovery of Ekofisk field reserves.

Completion of the Judy platform in the J-Block area of the U.K.
North Sea is anticipated in 1995, with production start-up scheduled for early 1996. In the South China Sea, the first of two production platforms was set in 1994, and production began in November. Peak production is expected in 1996.

The company and its co-venturers continued to conduct exploratory and appraisal drilling and evaluate subsalt prospects in the Gulf of Mexico. In the Cook Inlet of Alaska, potential development of the Sunfish prospect remains under study.

The company's GPM operations continued to focus on strategic expansion and growth of raw gas throughput and natural gas liquids (NGL) production. An acquisition late in the year added an NGL plant and 765 miles of gathering pipelines.

The company's domestic crude oil refineries exhibited sustained operating consistency in 1994, running at 99 percent of restated rated crude oil capacity. In addition, cost control measures and new management techniques resulted in reduced operating costs.

A stronger economy and industry supply-side disruptions resulted in sharply increased demand in the company's chemicals business, leading to higher production and sales volumes across most key product lines. Expansion projects in several product lines continued in 1994.


SEGMENT AND GEOGRAPHIC INFORMATION

Segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the company in Note 17--Segment and Geographic Information in the Notes to Financial Statements on pages 82 through 85 is incorporated herein by reference.

Products which contributed more than 10 percent of consolidated sales and other operating revenues follow:

                                        1994      1993      1992
                                        ------------------------
Crude Oil
  United States                           17%       19        20
- ----------------------------------------------------------------
  Foreign                                  6         5         5
- ----------------------------------------------------------------
Automotive Gasoline
  United States                           22        23        23
- ----------------------------------------------------------------
Natural Gas
  United States                           11        11         9
- ----------------------------------------------------------------
  Foreign                                  3         3         4
- ----------------------------------------------------------------


E&P
- ---

The company's E&P segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis and produces coal in the United States. Producing areas include the United States (which includes the Gulf of Mexico), the Norwegian and U.K. sectors of the North Sea, Canada, Nigeria and offshore China.

The information listed below appears in the oil and gas operations disclosures on pages 86 through 103 and is incorporated herein by reference.

     o Proved worldwide crude oil, natural gas, and natural gas liquids reserves.

     o Net production of crude oil, natural gas liquids and natural gas.

     o Average sales prices of crude oil, natural gas liquids and natural gas.

     o  Average production costs per equivalent barrel of oil.

     o  Developed and undeveloped acreage at year-end 1994.

     o Net wells completed, and wells in progress and productive wells at year-end 1994.

In 1994, Phillips' net worldwide crude oil production averaged 206,000 barrels per day, compared with 203,000 barrels per day in 1993. In 1994, 90,000 barrels per day of worldwide crude oil production was from the United States, down from 93,000 barrels per day in 1993. The lower U.S. production was due to asset sales and normal declines from mature fields, partly offset by increased production in the Gulf of Mexico from the company's Ship Shoal blocks 149/130. Foreign crude oil production was up
5 percent in 1994, due primarily to increased production from Norway. Approximately half of the crude oil production increase for E&P's Norway operations was from the Embla field, which started production in mid-year 1993, and approximately half was due to increased water injection rates, horizontal drilling, and well recompletions in the Ekofisk and Eldfisk fields.

Net E&P production satisfied 58 percent of Phillips' crude oil requirements in 1994, which consisted primarily of refinery crude oil runs (317,000 barrels per day) and contractual supply obligations (40,000 barrels per day). The deficiency between the company's requirements and production was covered mainly by crude oil purchases in the United States, from Saudi Arabia, and, to a lesser extent, from Kuwait, Mexico and Venezuela. The ratio of net crude oil production to requirements for 1995 is estimated at 59 percent, based on production forecasts of 219,000 barrels per day and crude oil requirements of 370,000 barrels per day. As in 1994, purchases in the United States, from Saudi Arabia, and, to a lesser degree, from Kuwait, Mexico and Venezuela are expected to be the major sources for covering the shortage.

E&P's worldwide production of natural gas liquids averaged 14,000 barrels per day in 1994, up slightly from 1993. U.S. production accounted for 5,000 barrels per day, while foreign production added 9,000 barrels per day. The U.S. produced liquids are generally used as feedstocks for the company's refining and chemicals operations.

The company's worldwide production of natural gas averaged
1,414 million cubic feet per day in 1994, up 4 percent from 1993. U.S. natural gas production was up 6 percent in 1994, to 1,035 million cubic feet per day. Higher production from the San Juan Basin, New Mexico, and the South Marsh Island field, Gulf of Mexico, contributed to the increased production. Foreign natural gas production was down marginally in 1994, to 379 million cubic feet per day. Loss of production due to asset sales was offset by production from the Ann field in the U.K. North Sea.

Phillips' worldwide annual average crude oil sales price declined 7 percent in 1994, to $14.73 per barrel. Both U.S. and foreign average prices were lower. E&P's average annual natural gas sales prices were also lower, with average worldwide prices down 9 percent as a result of lower prices in both the United States and abroad.

The company's finding and development costs in 1994 were $2.88 per barrel-of-oil-equivalent (BOE), with a five-year average of $3.14 per BOE.

At December 31, 1994, Phillips held 22.8 million net developed and undeveloped acres, a 23 percent decrease from year-end 1993's
29.5 million acres. The decrease in net acres is primarily attributable to the release of acreage in Papua New Guinea, Paraguay and Bolivia, partly offset by new acreage offshore China. The company holds acreage in 15 nations, and produces in six.


E&P - UNITED STATES

In September 1993, Phillips and its co-venturers announced an oil discovery on the subsalt Mahogany prospect (Ship Shoal blocks 349/359) in the Gulf of Mexico, 80 miles offshore Louisiana. An appraisal well, the Mahogany #2, was drilled during 1994. The well tested at approximately 4,400 barrels of oil per day, along with 5.3 million cubic feet per day of natural gas. Additional appraisal drilling is under way. If continued appraisal drilling is successful, production could begin in late 1996 or early 1997. Phillips holds a 37.5 working interest in the Mahogany prospect.

Subsalt refers to hydrocarbon-bearing rock formations lying beneath layers of salt. Phillips applied a new seismic data interpretation method in 1993--three-dimensional (3-D) seismic post-stack depth migration--that allows the study and meaningful interpretation of subsalt formations. In 1994, the company continued to improve this technology and added pre-stack capabilities.

During the year, the company completed an exploratory well in another subsalt prospect, the Teak prospect, located 50 miles northeast of Mahogany in South Timbalier blocks 259, 260 and 283. Further evaluation is under way on this prospect. The company holds a 50 percent working interest in the Teak prospect.

Early in 1994, Phillips and co-venturers acquired interests in nine additional subsalt blocks in the Gulf of Mexico, allowing the company to continue to focus its exploration drilling on subsalt prospects. Phillips also purchased a 37.5 percent interest in the Alexandrite prospect, adjacent to the Mahogany discovery. Approximately half of the company's North America capital spending program for exploration is budgeted for subsalt drilling.

Production is scheduled to begin in early 1995 from the Seastar natural gas field, in the Garden Banks area of the Gulf of Mexico, offshore Louisiana. A development plan using subsea well completions is being implemented in this 100 percent owned field.
The company expects initial natural gas production to be 50 million cubic feet per day.

Phillips continues to assess the reserves potential, development costs and commercial potential of the Sunfish prospect, located in the Cook Inlet of Alaska. Although the company's co-venturer in the prospect announced that its analysis of well and seismic data indicated that the prospect was not commercial on a stand-alone basis, Phillips is proceeding with its current assessment based on the assumption that development would occur from its existing 100 percent owned Tyonek gas production platform. Discussions are under way with the co-venturer concerning its future intentions with respect to Sunfish, including possible joint exploration and production activity from the Tyonek platform, or the acquisition of the co-venturer's lease position by Phillips. The assessments of the reserves and commercial potential need to be completed, and the discussions with the co-venturer need to be resolved, before any additional exploration drilling can proceed.

Liquefied natural gas (LNG) sales from the company's Kenai, Alaska, plant were up 12 percent in 1994, compared with 1993. Through refrigeration and pressure techniques, the company liquefies natural gas produced from the Cook Inlet field, and transports the liquefied gas to Japan utilizing two LNG tankers. The increased sales in 1994 are attributable to optimization of the plant and the utilization of two new, larger capacity LNG tankers that completed their first full year of service in 1994.

In early 1995, Phillips and a partner announced their intention to form a jointly controlled partnership to transport crude oil through pipelines from the Houston Gulf Coast area to refineries and other markets in Texas and Oklahoma. The company and the co-venturer will contribute assets to the partnership. Phillips will contribute its Seagas natural gas pipeline to the partnership, along with its Freeport II Dock facility and a portion of its Jones Creek Tank Farm. A prerequisite for the pipeline contribution will be the receipt of regulatory approval to abandon gas service in the Seagas pipeline. This regulatory approval is expected to be received in late 1995 or early 1996, at which time the responsibility for this operation will be transferred to the company's RM&T segment.

Net production from the company's three jointly owned coal mines reached 3.26 million tons in 1994. The mines are located in Louisiana, Texas and Wyoming. Phillips has a 50 percent interest in each of these mines, and is pursuing the development of additional mines.


E&P - NORWAY

On November 9, 1994, the Norwegian Parliament approved the agreement reached in June 1994 between Phillips Petroleum Company
Norway, as operator for the Phillips Norway Group, and the Norwegian Ministry of Industry and Energy regarding the redevelopment of the Ekofisk field production facility in the

Norwegian North Sea. The plan projects significantly reduced operating costs and will allow long-term recovery of Ekofisk field reserves.

Additional information included in Management's Discussion and Analysis on pages 42 and 43 concerning the Ekofisk redevelopment is incorporated herein by reference.


E&P - UNITED KINGDOM

The Judy platform, in the J-Block area of the U.K. North Sea, is expected to be installed in mid-1995. Production from the J-Block development, which includes the Joanne field, is expected to start in early 1996. The Joanne field will be developed using subsea well completions, tied to the Judy platform. The Judy platform will have capacity to provide processing for nearby developments. Phillips' interest in the Judy and Joanne fields is 36.5 percent.

The Maria well discovered oil in early 1994, six miles south of the company's Maureen platform, about 160 miles offshore Scotland in the U.K. North Sea. The well tested at rates of up to 7,700 barrels of oil per day and over 16 million cubic feet of natural gas per day. A 3-D seismic survey was undertaken to further evaluate the discovery and other prospects nearby. Phillips holds a 33.8 percent interest.

Subsea well completions are planned for discovery wells in the Dawn and Alison fields. Production is expected in late 1995 from both fields. The Dawn well is estimated to produce at a net rate of 6 million cubic feet per day, while the Alison well is projected to produce at a net rate of 11 million cubic feet per day. Phillips holds a 19 percent interest in the Dawn field and a 42 percent interest in Alison.

The company has an 11.5 percent interest in the Armada project, scheduled to begin production in 1997. Net production is expected to be 2,300 barrels per day of liquids and 40 million cubic feet of natural gas per day.

Late in 1994, Phillips increased its equity interest in the Britannia field from 2 percent to 5 percent. Production is expected in 1998, with the company's share estimated at 37 million cubic feet per day of natural gas and 3,500 barrels per day of liquids.

E&P - OTHER

In the South China Sea, 80 miles southeast of Hong Kong, the first of two platforms in the Xijiang fields was completed and set during the year, and initial production began in November. Additional production is scheduled to begin in late 1995, after completion of the second platform which is currently under construction. Peak net production from both platforms is expected to reach 12,000 barrels of oil per day in 1996.

In the first quarter of 1994, the company and its co-venturer announced that geophysical agreements had been signed with the China National Offshore Oil Corporation for exploration of two blocks in the East China Sea, 120 miles southeast of Shanghai. The agreements are for two years and consist of reprocessing existing seismic data and acquiring new seismic data. Late in the year, Phillips received approval to explore the 2.3 million acre Bozhong block in the Gulf of Bohai.

In Nigeria, the company's interest in 24 fields yielded net average oil production of 22,800 barrels per day in 1994, up slightly from 1993. A new natural gas liquids extraction plant was completed during the year, resulting in a change in classification of 32 billion cubic feet of natural gas reserves and 21 million barrels of natural gas liquids reserves from proved undeveloped to proved developed.

Phillips, as operator, announced a gas and condensate discovery in early 1995 in the Zone of Cooperation, an offshore area jointly administered by Australia and Indonesia. The well flowed at a combined rate of 90 million cubic feet of natural gas per day, and 5,300 barrels of condensate per day. Future plans for the discovery have not yet been finalized, pending the interpretation of the drilling and test results. Phillips holds a 37.5 percent interest.

A natural gas discovery in the British Columbia foothills, Canada, began production in 1994, with net natural gas production of 11 million cubic feet per day. Three additional wells in the foothills region are scheduled to begin production in 1995 to 1997, which is expected to increase net production of natural gas by 23 million cubic feet per day.

The 1995 exploratory budget includes funds for exploratory drilling in the United States, Norway, the United Kingdom,
Nigeria, Tunisia, Papua New Guinea, Algeria, Cameroon and the
Timor Sea Zone of Cooperation.

E&P - RESERVES

In 1994, on a BOE basis, Phillips replaced 149 percent of the reserves it produced during the year. The total includes replacement of 315 percent of foreign production and 39 percent of U.S. production. U.S. reserves decreased 6 percent while foreign reserves increased 17 percent. Total worldwide proved reserves on a BOE basis were 2.1 billion barrels at year-end. Crude oil reserves increased 4 percent, natural gas liquids reserves increased slightly, and natural gas reserves increased 5 percent. Natural gas comprises 50 percent of proved hydrocarbon reserves and 63 percent of U.S. reserves. Ninety-four percent of Phillips' proved reserves base is located in North America and the North Sea. From 1990 through 1994, Phillips' five-year-average BOE production replacement equaled 127 percent.

Estimates of proved reserves are based upon reservoir information, technology and economics available at the time the estimates are made. Adjustments are made to reflect changes in economic conditions, results of drilling and production and the technical reevaluation of reservoirs.

The company has not filed any figures with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 1994. No difference exists between the company's estimated total proved reserves for year-end 1993 and year-end 1992, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 1994.


DELIVERY COMMITMENTS

Phillips has a commitment to deliver a fixed and determinable quantity of liquefied natural gas in the future to two utility customers in Japan. The company is obligated over the next three years to supply a total of 140.6 billion cubic feet of liquefied natural gas. Production from one field in Alaska, with estimated proved reserves greater than the company's obligation and with an estimated production level sufficient to meet the required delivery amount, will be used to fulfill the obligation.

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

GPM
- ---

GPM processes both natural gas purchased from others and natural gas produced from the company's E&P reserves. The natural gas liquids--ethane, propane, butanes and pentanes--are extracted and sold primarily to the company's RM&T and Chemicals operations, where they are used as feedstock or processed and sold to outside customers. The residue gas is sold to others or used as fuel in company operations. GPM wholly owns 18 natural gas liquids extraction plants, and controls or has an interest in 3 more.
The plants are located in Texas (13), Oklahoma (4), and New Mexico (4). In addition, GPM controls gas gathering systems with approximately 22,000 miles of gathering pipe, with some 16,200 active meter connections to producing wells.

GPM continued to emphasize focused growth and rationalization of assets in 1994. In the fourth quarter, GPM acquired a company that owned a plant and related supply-backed gathering system in New Mexico. Along with the addition of the Linam Ranch plant, this acquisition added 765 miles of gathering pipelines, provided opportunities for integration with existing gathering systems and yielded other processing efficiencies. One of these efficiencies was the ability to shut down the Lee plant in Lea County, New Mexico, as the gas formerly going to Lee was rerouted to the Linam Ranch plant. Also, planning commenced in 1994 to convert the Linam Ranch plant from an oil absorption plant to a cryogenic plant to improve operational efficiencies.

In November 1994, GPM Gas Corporation signed definitive agreements to acquire gathering systems located in the Texas and Oklahoma panhandles. These acquisitions, which are subject to Federal Energy Regulatory Commission approval and Hart Scott Rodino review, would add more than 4,000 miles of gathering pipe and 33 compressor stations. Finalization of the approval and review processes is not expected until early 1996.

Work began during the year to reroute gas processed at the Gray plant in Gray County, Texas, to the newer, more efficient Rock
Creek plant, which is located about 20 miles away. This will allow the Gray plant to be shut down.

Modernization in 1994 at the Goldsmith plant in Ector County, Texas, will yield an approximate 33 percent increase in natural gas processing capacity. Two modern, turbine-powered compressors will replace 29 older, piston-engine models. Also planned in the modernization project is a new central control room. At GPM's Eunice plant in Lea County, New Mexico, similar modernization is under way.

In December 1993, GPM sold a portion of its gas gathering assets in the West Texas region of the Permian Basin to GPM Gas Gathering L.L.C. (GGG). GPM owns a 50 percent equity interest in GGG. GPM operates the gathering assets sold to GGG, and retains priority access to this gas gathering capacity through a long-term contract.

GPM's raw gas throughput averaged 1.5 billion cubic feet per day in 1994, reflecting the acquisitions and expansions discussed above. Raw gas throughput purchased from Phillips represented approximately 13 percent of the 1994 total.

GPM continued to be a significant U.S. producer of natural gas liquids. GPM's net natural gas liquids production was as follows:

                                       Thousands of Barrels Daily
                                       --------------------------
                                       1994       1993       1992
                                       --------------------------

From Phillips E&P leasehold gas          21         22         23
From gas purchased outside              130        124        122
- -----------------------------------------------------------------
                                        151        146        145
=================================================================


Residue gas sales were 949 million cubic feet per day in 1994, compared with 867 million cubic feet per day in 1993. Residue gas sales made directly to end-users, such as utilities or local gas distribution companies, were approximately 69 percent of total sales during 1994, compared with 73 percent in 1993.

The company's average sales price for unfractionated natural gas liquids decreased to $9.77 per barrel, down 9 percent from 1993.
During 1994, average residue gas prices decreased to $1.79 per thousand cubic feet, from $2.03 in 1993.

At year-end 1994, gross raw natural gas supplies available for processing through GPM-operated plants were estimated at
5.8 trillion cubic feet, versus 5.5 trillion cubic feet at year-end 1993. At year-end 1994 and 1993, respectively, these supplies included about 655 million and 617 million barrels of natural gas liquids, assuming full ethane extraction.


RM&T
- ----

REFINING

The company currently owns and operates three refineries in the United States having an aggregate rated capacity of 320,000 barrels per day of crude oil and has part-ownership of a refinery in Teesside, England. The U.S. refineries are located at Borger and Sweeny, Texas, and Woods Cross, Utah. Incremental debottlenecking changes over the past several years were tested and validated during 1994. As a result, the company revised its total U.S. crude oil refining rated capacity from 305,000 to 320,000 barrels of oil per day, effective January 1, 1994. Even with the higher rated capacity, the company's refineries ran at 99 percent of capacity in 1994, up from 91 percent in 1993 and 87 percent in 1992, and higher than the 1994 industry average of 93 percent. The cost per barrel of crude oil delivered to the U.S. refineries was 5 percent lower than in 1993, reflecting lower crude prices in 1994.

High-sulfur crude accounted for 67 percent of the crude processed during 1994, up from 64 percent in 1993. Approximately
36 percent of the crude oil processed by Phillips' refineries in 1994 came from the United States, with the remainder provided primarily by purchases from the Middle East, Mexico and Venezuela.

Refinery feedstocks in 1994 consisted of 34 percent domestic crude oil, 60 percent imported crude oil and 6 percent miscellaneous hydrocarbons.

Output from refining operations--automotive gasoline, distillates, aviation fuels, chemical feedstocks and other products--averaged 364,000 barrels per day, up from 320,000 barrels per day in 1993.

The Borger and Sweeny refineries continued to implement two key safety efforts in 1994. One is Process Safety Management, a program aimed at improving safety at major manufacturing facilities. The other is an employee-driven safety process that is based on peer review and positive reinforcement. At the Woods Cross refinery, Process Safety Management is being implemented and the employee-driven safety process will begin later in 1995.

The Sweeny and Woods Cross refinery operations were reorganized in 1994, adopting a new team management structure. Borger began the change to team management in 1993. The team approach reduces organizational layers and eliminates traditional divisions between operating and maintenance personnel. Employees work together in teams with responsibility for operating, inspecting, and maintaining major processing units. Other teams manage key business functions. This new management approach contributed to lower operating costs in 1994.

The company's U.S. refineries continued to focus on cost control during 1994. As a result, controllable costs were down 5 percent in 1994, even with a higher utilization rate compared with a year ago.

Plans are under way to improve automation at the domestic refineries. These plans include the use of centralized control rooms and advanced process controls to improve safety, operating efficiency and product yields. In 1994, the company began a modernization of the Borger refinery which will continue over the next several years. The first step will be the completion of a new, centralized control room in 1995. This facility will include advanced process-control equipment, and will eventually control all manufacturing processes at the Borger refinery. At the Sweeny complex, a similar modernization project has been approved for development, and at the Woods Cross refinery, process control upgrades will continue in 1995.

Phillips entered into an agreement with a subsidiary of Dallas-based Central and South West Corporation (CSW) in 1994 to pursue the development of a cogeneration plant. The plant will produce electricity from natural gas powered turbines. The waste heat exhausted from the turbines will produce steam, supplying the Sweeny complex's needs, and offering cost benefits for both Phillips and CSW. Plant construction will begin in 1996, with completion expected in 1997. The Borger refinery is in the initial planning stage for a rate-based cogeneration project with Southwestern Public Service Company, a public utility in the Texas panhandle.


MARKETING

In the United States, the company markets refined products in 26 states under the Phillips 66 trademark. Market concentration is highest in the Midwest. Gasoline and other products are distributed in the United States through approximately 8,500 service stations, bulk distributing plants, airport dealers and marinas. Of these, Phillips owns 269 service stations and leases an additional 35 more. The company plans to increase the number of company-operated retail stations over the next several years.

Excluding spot sales, RM&T gasoline sales volumes in the United States were up 5 percent during the year. Company-operated outlets generated 16 percent of these sales, although they accounted for only 4 percent of Phillips 66 branded stations. Total distillates sales volumes in RM&T increased 22 percent in 1994.

In total, RM&T petroleum product sales in the United States during 1994, from both Phillips' refinery output and purchased products, averaged 493,000 barrels per day, compared with 456,000 barrels per day in 1993.

Effective January 1, 1995, the Clean Air Act of 1990 required cleaner-burning, oxygenated gasoline in nine cities. The company sells reformulated gasoline in three of these markets--Chicago, Houston and Milwaukee. The company also sells gasoline in Dallas, which voluntarily adopted the requirement. The company has contracted to purchase all of the reformulated gasoline that Phillips needs to supply these markets, but produces reformulated gasoline at the Sweeny refinery when market conditions make this a more profitable alternative.

The company continues to market its UltraClean propane, an alternate fuel for fleet vehicles, in Colorado, Missouri and Wyoming. Another alternate fuel, compressed natural gas, is sold at two Phillips service stations in Oklahoma. Although alternative fuels account for only a small part of Phillips' RM&T business, the company considers that the experience gained by participating in the alternative fuels market will be beneficial as this market grows.

TRANSPORTATION

Phillips' RM&T and Chemicals segments own or have an interest in 6,900 miles of common carrier crude oil and products pipeline systems, of which 6,000 miles are company-operated. The largest segment of the total system consists of 2,000 miles of products line extending from the Texas Panhandle to East Chicago, Indiana. The pipeline mileage above excludes the company's 1.36 percent interest in the 800 mile Trans-Alaska Pipeline System, which is a part of E&P operations.

In addition to the two leased LNG tankers discussed in the Exploration and Production section, the company has a U.S.-flag tanker of 37,000 tons under charter. Phillips also owns or leases barges, tank cars, hopper cars, corporate aircraft and trucks.

Regulations under the Oil Pollution Act of 1990 (OPA 90) require all vessel owners carrying certain substances, including crude oil, to have a certificate of financial responsibility (COFR) issued by the U.S. Coast Guard on board the vessel. A vessel is not permitted to enter U.S. waters without a COFR. The company currently relies on waterborne foreign crude oil as feedstock for about 60 percent of its U.S. refining capacity. This oil is transported by vessels owned by third parties and chartered by the company. Phillips anticipates no effect on its chartering program as a result of shipowners complying with OPA 90.

When the Seagas natural gas pipeline is converted into a crude oil transportation pipeline, as discussed in the E&P segment, it will become the responsibility of the RM&T segment.

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


Chemicals
- ---------

The Chemicals segment is divided into three vertically integrated operations:

  1) Natural gas liquids (NGL). Processed (fractionated) natural gas liquids are sold to third parties or used as feedstocks by the company at its refineries or for producing chemicals. Processing facilities are located at the Sweeny complex, the Borger refinery in Texas and at a plant in Conway, Kansas.

  2) Intermediate chemical products. Primary products in this operation include olefins (ethylene and propylene) and aromatics (paraxylene and cyclohexane). Major production facilities are located at the Sweeny complex, the Borger refinery and in Puerto Rico.

  3) Plastics products. Primary products in this operation include polyethylene, polypropylene and K-Resin. Major production facilities are located at the Houston Chemical Complex, near Houston, Texas, and the Borger refinery. In addition, the company owns an equity interest in a polyethylene plant in Singapore and a polypropylene plant at the Houston Chemical Complex.


NGL

The NGL business operated at 91 percent of rated capacity for the year, compared with 87 percent in 1993 and 81 percent in 1992. Total NGL processing capacity is 227,000 barrels per day. The higher capacity utilization in 1994 resulted in higher sales volumes of liquefied petroleum gas.


INTERMEDIATE CHEMICALS

As a result of an improved economy and industry supply-side disruptions, demand for the company's olefins increased sharply during 1994. This led to higher sales volumes for ethylene and propylene chemicals products.

Ethylene is the primary feedstock for polyethylene and other plastics and petrochemicals. Work has begun to restart a 400 million pound ethylene unit at the Sweeny complex that has been out of service for several years. Completion is scheduled for 1996.

Phillips has a 50 percent interest in the Sweeny Olefins Limited Partnership (SOLP), where debottlenecking of an ethylene unit will increase capacity by 400 million pounds in 1996. After the SOLP debottlenecking, total capacity at the Sweeny complex would be 4.4 billion pounds, with Phillips' share at 3.5 billion pounds. Subject to the terms of various contracts, SOLP is contractually obligated to deliver approximately 1.26 billion pounds of ethylene annually until the year 2000.

The Sweeny complex's annual propylene capacity is 1.1 billion pounds. Propylene is used as a feedstock for polypropylene, a plastic used to manufacture a variety of products. As with ethylene, higher demand resulted in higher sales volumes in 1994.

At the company's Puerto Rico petrochemical facility, a paraxylene expansion begun during 1994 will increase paraxylene annual production capacity from 525 million pounds to 818 million pounds by late 1995. An additional expansion that could bring paraxylene capacity to 1.1 billion pounds in 1997 is now under study. The installation of the Aromax catalytic reforming technology will broaden the range of hydrocarbon feedstocks that can be used at the facility. Completion of this projects is expected in the second quarter of 1995.


PLASTICS

Production of polyethylene, including Phillips' share in equity companies, reached 1.9 billion pounds in 1994, the highest level ever. A strong economy pushed demand higher, but higher ethylene feedstock prices resulted in continued pressure on margins.

At the Houston Chemical Complex, capacity to produce an additional 400 million pounds of polyethylene annually is being added through debottlenecking. This will increase annual production capacity by 22 percent, from the current level of
1.8 billion pounds to 2.2 billion pounds by project completion in 1997. Production of polyethylene will not be affected during debottlenecking, as work will occur during normally scheduled maintenance procedures.

Phillips is increasing its participation in the plastics markets of Asia by expanding its Singapore polyethylene facility. As part of the financing for the expansion, Phillips' interest in the facility was lowered from 85.7 percent to 50 percent. The expansion will more than double the facility's annual linear polyethylene capacity to more than 800 million pounds. Completion of the project is expected in 1997.

In late 1994, Phillips and Shanghai Petrochemical Company Limited signed a letter of intent to study the feasibility of entering into a joint venture to build and operate a linear polyethylene plant near Shanghai with an annual capacity of 220 million pounds.

In August 1994, Phillips contributed its polypropylene assets to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika). Sumika will fund the construction of a new PSPC polypropylene facility at the Houston Chemical Complex. Construction began during the fourth quarter of 1994, and is scheduled to be completed in the first half of 1996. The new facility's annual polypropylene capacity will be approximately 270 million pounds, bringing PSPC's total annual production capacity to 750 million pounds.

Sales volumes of K-Resin, a clear plastic used in food and medical packaging, were higher in 1994. K-Resin is produced at the Houston Chemical Complex, where a capacity expansion started during the year. After completion, expected in 1996, the project will increase K-Resin annual capacity by 8 percent.

The company's plastic pipe business, Driscopipe, and its engineering plastic, Ryton, had higher sales volumes in 1994. At the company's plastic recycling business in Tulsa, Oklahoma, capacity was increased from 18 million pounds annually, to 40 million pounds.


Other
- -----

During 1994, Phillips combined its research and development and information technology organizations. The new Corporate
Technology organization provides a more flexible, cost-effective support team for the operating segments. Examples of Corporate
Technology support in 1994 included:

  Upstream (E&P and GPM)
    - Development of a new 3-D seismic technique, called 3-D pre-stack depth migration, to provide better images of geological structures below salt layers.
    - Development of software that provides a common computing environment for engineers and geoscientists.
    - Development of a new software package that provides a more accurate picture of reservoir characteristics.
    - Extended reservoir characterization technology.

  Downstream (RM&T and Chemicals)
    - Development of computer models that help maximize production of high-value products at the U.S. refineries.
    - Development of a way to triple, over conventional techniques, the production of 1-hexene, a valuable co-monomer used in plastics manufacturing.
    - Development of a new catalyst that offers potential for increased polyethylene production.

At the end of 1994, Phillips held a total of 5,083 active patents in 65 countries worldwide, including 2,692 active U.S. patents.
During 1994, the company received 150 patents in the United
States, and 260 foreign patents. The profitability of any business segment is not dependent upon any single patent, trademark, license, franchise or concession.

The company's products and processes were licensed in 32 countries at year-end 1994, resulting in licensing revenue of $86 million. Polypropylene-related licenses contributed over two-thirds of the total, with polyethylene-related licenses contributing 17 percent.

COMPETITION

All phases of the businesses in which Phillips is engaged are highly competitive. Phillips competes at various levels with both petroleum and non-petroleum companies in providing energy and other products to the consumer. Several of the company's competitors are larger and have substantially greater resources.

While Phillips is one of approximately 20 large integrated oil companies, and generally ranks in the middle of the group, each of the segments in which Phillips operates is highly competitive and characterized by a great number of competitors. No single competitor, or small group of competitors, dominates any of Phillips' operating segments.

Upstream, the company competes with numerous other companies in the industry to locate and obtain new sources of supply and to produce oil and gas in a cost-effective and efficient manner. The principal methods of competition include geological, geophysical and engineering research and technology, experience and expertise, and economic analysis in connection with property acquisitions.

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

Phillips' Corporate Technology organization is focused on providing technical support to the company's operating segments.
Corporate Technology identifies technologies that drive Phillips' core businesses, enhancing the company's competitive position in areas ranging from reservoir characterization to improved plastics manufacturing processes.

GENERAL

Phillips had its safest year ever in 1994. The company's injury rate fell 17 percent to under 2 injuries per 100 employees. Chargeable vehicle accidents were the lowest recorded in the company's history, and property loss due to accidents decreased as well.

Company-sponsored research and development activities charged against earnings were $78 million, $93 million and $96 million in 1994, 1993 and 1992, respectively.

The environmental information contained in Management's Discussion and Analysis on pages 46 and 47 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed environmental costs and capitalized environmental costs for 1994 and those expected for 1995 and 1996.

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

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                    EXECUTIVE OFFICERS OF THE REGISTRANT

                                                           Officer
     Name                    Position Held          Age*    Since
     ----                    -------------          ---    -------

W. W. Allen          Chairman of the Board of        58      1988
                       Directors and Chief
                       Executive Officer

C. L. Bowerman       Executive Vice President        55      1984
                     Director

R. G. Ceconi         Vice President Corporate        52      1991
                       Engineering

K. L. Hedrick        Senior Vice President           42      1994
                       Refining, Marketing
                       and Transportation

J. L. Howe           Senior Vice President           50      1992
                       NGL, Chemicals and
                       Plastics

J. C. Mihm           Senior Vice President           52      1988
                       Corporate Technology

T. C. Morris         Senior Vice President,          54      1993
                       Treasurer and Chief
                       Financial Officer

J. J. Mulva          President and Chief Operating   48      1985
                       Officer
                     Director

M. J. Panatier       President and Chief Executive   46      1994
                       Officer of Phillips Gas
                       Company

William G. Paul      Senior Vice President           64      1985
                       and General Counsel

Barbara J. Price     Vice President Health,          50      1992
                       Environment and Safety

John L. Whitmire     Executive Vice President        54      1988
                     Director

- ------------------------
*On March 1, 1995

There is no family relationship among the officers named above. Each officer is elected by the Board of Directors at its first meeting after the Annual Meeting of the Stockholders and thereafter as appropriate. Each officer holds office from the date of his election until the first meeting of the directors held after the next Annual Meeting of the Stockholders or until his successor is elected. The date of the next annual meeting is May 8, 1995. All of the executive officers named above have been employed by the company for more than five years.

                                  PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


Quarterly Common Stock Prices and Cash Dividends Per Share


                                       Stock Price
                                   -------------------
                                      High         Low  Dividends
                                   -------------------  ---------
1994
First                              $31 1/8      25 1/2        .28
Second                              34 1/4      26            .28
Third                               35 1/8      30 1/4        .28
Fourth                              37 1/4      31 1/2        .28
- -----------------------------------------------------------------

1993
First                               29 5/8      24 1/2        .28
Second                              32 1/4      27 7/8        .28
Third                               34          28 1/8        .28
Fourth                              37 3/8      26 7/8        .28
- -----------------------------------------------------------------

Closing Stock Price at December 31, 1994                  $32 3/4
Number of Stockholders of Record at January 31, 1995       69,537
- -----------------------------------------------------------------


Phillips' common stock is traded primarily on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA


                      Millions of Dollars Except Per Share Amounts
                      --------------------------------------------
                          1994     1993     1992     1991     1990
                      --------------------------------------------
Sales and other
  operating revenues   $12,211   12,309   11,933   12,604   13,603
Income before
  extraordinary items
  and cumulative
  effect of changes
  in accounting
  principles               484      245      270       98      541
Net income                 484      243      180      258      779
Per common share
    Income before
      extraordinary
      items and
      cumulative
      effect of
      changes in
      accounting
      principles          1.85      .94     1.04      .38     2.18
    Net income            1.85      .93      .69      .99     3.13
Total assets            11,436   11,035   11,468   11,473   12,130
Long-term debt           3,106    3,208    3,718    3,876    3,839
Cash dividends declared
  per common share        1.12     1.12     1.12     1.12     1.03
- ------------------------------------------------------------------

See Management's Discussion and Analysis for a discussion of factors that will enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


February 15, 1995


Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, accounting policies, and supplemental oil and gas disclosures.


RESULTS OF OPERATIONS

A summary of the company's net income, by business segment and consolidated, follows:

Years Ended December 31                     Millions of Dollars
                                          -----------------------
                                           1994     1993*    1992*
                                          -----------------------
Exploration and Production (E&P)
  United States                           $ 257      253      268
  Foreign                                    85      136      109
- -----------------------------------------------------------------
                                            342      389      377
Gas Gathering, Processing and
  Marketing (GPM)                            (1)      42       78
Refining, Marketing and
  Transportation (RM&T)                     136       65       94
Chemicals                                   259       91       49
Corporate and Other                        (252)    (342)    (328)
- -----------------------------------------------------------------
Income before Extraordinary Items
  and Cumulative Effect of Change
  in Accounting Principle                   484      245      270
Extraordinary Items                           -       (2)     (46)
Cumulative Effect of Change in
  Accounting Principle                        -        -      (44)
- -----------------------------------------------------------------
Net Income                                $ 484      243      180
=================================================================
*Amounts restated to reflect a realignment of certain operations from RM&T to Chemicals, and from Corporate and Other to E&P.

Consolidated Results

Consolidated net income for 1994 was $484 million, compared with $243 million in 1993 and $180 million in 1992. Earnings for the three years included the following special items, extraordinary items and accounting change on an after-tax basis:

                                            Millions of Dollars
                                          -----------------------
                                           1994     1993     1992
                                          -----------------------

Net gains on asset sales                   $ 13       61       25
Gain on subsidiary stock transaction         20        -        -
Capital-loss carryforwards                   50       27        -
Work force reduction charges                (36)     (26)     (62)
Revisions of prior year tax accruals          -        -       78
Foreign currency gains (losses)               3       (2)      27
Gas imbalance accrual adjustment              -        -      (19)
Pending claims and settlements               17      (32)       -
Incinerator project writedown                 -      (20)       -
Other items                                  10       20      (21)
- -----------------------------------------------------------------
Total special items                          77       28       28
- -----------------------------------------------------------------
Extraordinary items--early retirement
  of debt                                     -       (2)     (46)
Cumulative effect of accounting change
  FASB Statement No. 109 (income taxes)       -        -      (44)
- -----------------------------------------------------------------
Total                                      $ 77       26      (62)
=================================================================


Excluding the above items, net operating income was $407 million in 1994, $217 million in 1993 and $242 million in 1992.

Improved operations, lower costs and resurgent chemicals demand resulted in Phillips' highest net operating income since 1990.

Strong U.S. economic growth in 1994, coupled with economic recoveries in Europe and Japan, provided the impetus for a dramatic rise in demand in the commodity chemicals industry.
This increase in demand fueled higher olefins margins and sales volumes in 1994. As consumer buying increased in the growing economy, so did demand for the company's plastics products, used as a feedstock for many products directly tied to consumer buying habits. As a result, U.S. outside sales volumes of polyethylene increased 27 percent during the year. With olefins margins up, and both olefins and plastics sales volumes higher than a year ago, Chemicals' net operating income almost tripled over the previous year.

RM&T's refineries exhibited sustained operating consistency in 1994, operating at near crude oil capacity for the year. This contributed to higher gasoline and distillates sales volumes in 1994. In addition, RM&T's operating costs were reduced from a year ago, and net operating earnings were up 79 percent over 1993.

The company's E&P and GPM operating results continued to be hampered by low crude oil, natural gas liquids (NGL) and natural gas prices. Driven by oversupply, worldwide crude oil prices began to fall in mid-year 1993, and Phillips' worldwide average sales price reached a low of $12.43 per barrel in February 1994. The company's crude oil prices trended upward modestly from that point, but again fell back in the later part of the year due to poor refining margins, warmer-than-normal weather, and continued supply/demand concerns. NGL prices generally tracked crude oil price movements during the year. Natural gas and residue gas prices in the United States trended downward for most of the year as a result of supply side imbalances.

Comparing 1993 with 1992, the company's net operating income declined as its average worldwide crude oil sales price fell
12 percent in 1993, compared with 1992's average price. NGL prices followed crude oil prices, with GPM's average 1993 unfractionated NGL price dropping 4 percent, compared with 1992. Lower crude oil and natural gas production also contributed to the lower net operating income. These negative factors were partly offset by higher U.S. natural gas prices in 1993--
19 percent higher than in 1992.

In the company's RM&T operations, an extended fourth quarter 1993 maintenance shutdown at the company's Sweeny, Texas, complex had a negative impact on income from operations, compared with 1992.

Chemicals' earnings lagged in 1993 and 1992, as industry oversupply in the polyethylene market kept prices and margins low. Lower financing costs helped to moderate the decline in operating income.


Phillips at a Glance
                                           1994     1993     1992
                                          -----------------------

U.S. crude oil production (MBD)              90       93       96
Worldwide crude oil production (MBD)        206      203      209
U.S. natural gas production (MMCFD)       1,035      973    1,018
Worldwide natural gas production (MMCFD)  1,414    1,355    1,429
Worldwide natural gas liquids
  production (MBD)                          165      159      158
Liquefied natural gas sales (MMCFD)         120      107      100
Refinery utilization rate (%)                99       91       87
U.S. automotive gasoline sales (MBD)        308      305      272
U.S. distillates sales (MBD)                128      105       85
Worldwide petroleum products sales (MBD)    689      659      612
Natural gas liquids processed (MBD)         207      198      183
Ethylene production (MMlbs)*              2,590    2,381    2,408
Polyethylene production (MMlbs)*          1,885    1,786    1,301
- -----------------------------------------------------------------
*Includes equity in affiliates.

Segment Results

E&P
                                            Millions of Dollars
                                          -----------------------
                                           1994     1993*    1992*
                                          -----------------------

Reported net income                        $342      389      377
Less special items                           23       48       17
- -----------------------------------------------------------------
Net operating income                       $319      341      360
=================================================================
*Amounts restated to reflect a realignment of certain operations from Corporate and Other to E&P.


Crude oil and natural gas prices remained at low levels in 1994, with both products' average annual worldwide selling prices ending at their lowest levels in over four years. These lower prices were the primary contributors to a 6 percent decline in E&P's net operating income in 1994. Partially offsetting the low sales prices were higher natural gas production in the United States, lower worldwide exploration expenses, and lower lifting costs in 1994.

In 1993, worldwide E&P net operating income was down slightly from 1992. Although U.S. natural gas prices were higher, this did not offset the negative effect of lower worldwide crude oil sales prices. Sales prices and other statistics were:

                                       1994       1993       1992
                                     ----------------------------
Average Sales Prices
Crude oil (per barrel)
    United States                    $13.36      14.20      16.16
    Foreign                           15.75      17.30      19.51
    Worldwide                         14.73      15.92      18.01
Natural gas--lease
  (per thousand cubic feet)
    United States                      1.75       1.99       1.67
    Foreign                            2.31       2.36       2.61
    Worldwide                          1.92       2.11       1.99
- -----------------------------------------------------------------

Average Production Costs per
Barrel of Oil Equivalent
United States                          4.58       4.86       4.78
Foreign                                5.36       5.57       6.68
Worldwide                              4.90       5.15       5.57
- -----------------------------------------------------------------

Finding and Development Costs per
Barrel of Oil Equivalent
United States                          5.75       2.54       2.49
Foreign*                               2.10       9.45       2.91
Worldwide*                             2.88       3.94       2.74
- -----------------------------------------------------------------
*Years 1993 and 1992 were restated. See natural gas reserves, page 89.

                                       1994       1993       1992
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Worldwide Exploration Expenses
Geological and geophysical             $124        127        135
Leasehold impairment                     27         24         30
Dry holes                                68         98         81
Lease rentals                             7          7          6
- -----------------------------------------------------------------
                                       $226        256        252
=================================================================


                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
Crude oil produced
  United States                          90         93         96
  Norway                                 82         72         71
  United Kingdom                          5          6          8
  Africa                                 23         24         25
  Other areas                             6          8          9
- -----------------------------------------------------------------
                                        206        203        209
=================================================================

Natural gas liquids produced
  United States                           5          5          5
  Norway                                  8          8          8
  Other areas                             1          -          -
- -----------------------------------------------------------------
                                         14         13         13
=================================================================


                                     Millions of Cubic Feet Daily
                                     ----------------------------
Natural gas produced
  United States (less gas
    equivalent of liquids
    shown above)                      1,035        973      1,018
  Norway*                               272        272        312
  United Kingdom*                        58         54         49
  Other areas                            49         56         50
- -----------------------------------------------------------------
                                      1,414      1,355      1,429
=================================================================
*Dry basis.

Liquefied natural gas sales             120        107        100
- -----------------------------------------------------------------


U.S. E&P
                                          Millions of Dollars
                                     ----------------------------
                                       1994       1993*      1992*
                                     ----------------------------

Reported net income                    $257        253        268
Less special items                       18          9        (11)
- -----------------------------------------------------------------
Net operating income                   $239        244        279
=================================================================
*Amounts restated to reflect a realignment of certain operations from Corporate and Other to E&P.


Net operating income decreased slightly in 1994 as lower exploration expenses, lower depreciation, depletion and amortization (DD&A), and higher liquefied natural gas (LNG) revenues were more than offset by lower crude oil and natural gas revenues. The company's average U.S. crude oil sales price trended upward during the first three quarters of 1994, but fell back in the fourth quarter. Although the company's average worldwide annual crude oil price in 1994 was the lowest since 1988, the average U.S. annual price was at its lowest since 1979. Natural gas prices trended downward during 1994, as supplies continued to outpace demand. Lower exploration expenses contributed positively to 1994 net operating income, as the company recorded significant dry hole charges in 1993 related to exploratory efforts in Alaska. DD&A was lower in 1994 due mainly to property dispositions. LNG revenues were higher in 1994 on increased sales volumes from a plant optimization project and the increased capacity of the new LNG tankers. Higher tax credits for producing fuel from non-conventional sources also benefited 1994 net operating income.

U.S. crude oil production was lower in 1994 due to asset sales and normal declines in production from mature fields, partially offset by increased production in the Gulf of Mexico from the company's Ship Shoal blocks 149/130. U.S. natural gas production was up 6 percent from 1993, due to higher production from the San Juan Basin and South Marsh Island field.

The decrease in net operating income for 1993, compared with 1992, resulted from lower crude oil sales prices and volumes, lower natural gas production, and higher exploration expenses. Partially offsetting these negative factors were 19 percent higher natural gas sales prices.

U.S. crude oil and natural gas production was lower in 1993, compared with 1992, primarily due to normal declines in production from mature fields. The decline in crude production was partly offset by increased production from the Point Arguello field, offshore California.

Favorable special items in 1994 included net after-tax gains of $15 million from asset sales along with favorable settlements related to the company's Alaska operations and a net profits interest. These positive special items were partially offset by contingency accruals. Special items in 1993 included a $5 million after-tax refund of windfall profit taxes. The
$11 million in special items in 1992 included after-tax asset-sale gains of $19 million, which were more than offset by a natural gas imbalance accrual adjustment and other charges.

Foreign E&P
                                          Millions of Dollars
                                     ----------------------------
                                      1994        1993       1992
                                     ----------------------------
Reported net income                    $85         136        109
Less special items                       5          39         28
- -----------------------------------------------------------------
Net operating income                   $80          97         81
=================================================================


Net operating income fell 18 percent in 1994, driven by lower crude oil revenues, partially offset by lower lifting costs. Average annual foreign crude oil sales prices realized by Phillips ended the year more than $1.50 per barrel lower than a year ago, a reduction of 9 percent. Also negatively affecting foreign net operating income were lower crude oil sales volumes in the United Kingdom, Africa and other areas, due in part to asset sales. The effect of higher crude oil sales volumes in Norway partially offset the negative impact of lower volumes in other foreign areas.

Foreign crude oil production was up 5 percent in 1994, due primarily to increased production from Norway as a result of increased water injection rates at the Ekofisk field, horizontal drilling, well recompletions and reperforations. In addition, approximately half of Norway's crude oil production increase was from the Embla field, which started production in mid-year 1993. New natural gas production from the Ann field in the U.K. North Sea was offset by loss of production due to asset sales, causing foreign natural gas production to be down marginally in 1994.

Net operating income increased for 1993, compared with 1992, because of lower lifting costs and exploration expenses, partially offset by lower crude oil and natural gas sales prices and volumes.

Foreign crude oil production was down in 1993, compared with 1992, primarily because of the sale of producing properties, as well as lower production in the U.K. North Sea. Partially offsetting the production decline was the 1993 start-up of Norway's Embla field. Natural gas production was down in 1993, due mainly to lower demand.

Special items in 1994 consisted primarily of income tax items related to the company's China and Norway operations. Special items in 1993 included after-tax asset-sale gains of $26 million, while special items in 1992 included after-tax foreign currency gains of $30 million.

GPM
                                          Millions of Dollars
                                     ----------------------------
                                       1994       1993       1992
                                     ----------------------------
Reported net income (loss)             $ (1)        42         78
Less special items                       (6)         -         (4)
Less minority interest--preferred
  dividend requirements of Phillips
  Gas Company                           (32)       (32)        (2)
- -----------------------------------------------------------------
Net operating income                   $ 37         74         84
=================================================================


The company's GPM operations are conducted primarily through GPM Gas Corporation, a wholly owned subsidiary of Phillips Gas Company. In December 1992, Phillips Gas Company issued preferred stock, and the effect of the preferred dividend requirements has been excluded in determining operating income. Sales prices and operating statistics were:

                                       1994       1993       1992
                                     ----------------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)           $1.79       2.03       1.68
U.S. natural gas liquids
  (per barrel--unfractionated)         9.77      10.79      11.24
- -----------------------------------------------------------------


                                     Millions of Cubic Feet Daily
                                     ----------------------------
Operating Statistics
Natural gas purchases
  Outside Phillips                    1,164      1,063      1,046
  Phillips                              206        205        213
- -----------------------------------------------------------------
                                      1,370      1,268      1,259
=================================================================

Raw gas throughput                    1,505      1,428      1,429
- -----------------------------------------------------------------

Residue gas sales
  Outside Phillips                      853        780        757
  Phillips                               96         87         94
- -----------------------------------------------------------------
                                        949        867        851
=================================================================


                                      Thousands of Barrels Daily
                                     ----------------------------
Natural gas liquids net production
  From Phillips E&P leasehold gas        21         22         23
  From gas purchased outside
    Phillips                            130        124        122
- -----------------------------------------------------------------
                                        151        146        145
=================================================================


As a result of acquisitions and expansions of existing facilities, GPM's average annual raw gas throughput volumes increased 5 percent in 1994. This led to higher residue gas and NGL sales volumes for the year. However, 9 percent lower NGL sales prices and 12 percent lower residue gas sales prices led to a 50 percent decrease in net operating income, compared with 1993. NGL sales prices, which fell steadily throughout 1993, recovered somewhat in 1994, but still ended the year with an average annual price lower than a year ago. Residue gas prices dropped sharply during the summer and into the fall, recovering slightly during the last part of the year before declining again in early 1995. Aggressive industry storage early in the year and increased supplies drove prices down during the summer. GPM's operating costs were higher in 1994 due to gathering fees the company paid GPM Gas Gathering L.L.C., a limited liability company in which GPM Gas Corporation owns a 50 percent interest.

Net operating income decreased in 1993, compared with 1992. Although revenues were up in 1993, gas purchase costs were up more, lowering GPM's feedstock margin. The increase in revenues was due primarily to higher residue gas sales prices, partly offset by lower NGL prices.

Special items in 1994 were work force reduction charges and in 1992, an asset writedown.


RM&T
                                          Millions of Dollars
                                     ----------------------------
                                      1994        1993*      1992*
                                     ----------------------------

Reported net income                   $136          65         94
Less special items                      (7)        (15)        18
- -----------------------------------------------------------------
Net operating income                  $143          80         76
=================================================================
*Amounts restated to reflect a realignment of certain operations from RM&T to Chemicals.


Sales prices and operating statistics for RM&T were:

                                      1994        1993       1992
                                     ----------------------------
Average Sales Prices (per gallon)
Automotive gasoline                   $.56         .58        .64
Distillates                            .51         .56        .59
Propane                                .35         .38        .33
- -----------------------------------------------------------------

Operating Statistics
Refinery crude oil
  capacity utilization                  99%         91         87
- -----------------------------------------------------------------

                                      1994        1993       1992
                                     ----------------------------
                                      Thousands of Barrels Daily
                                     ----------------------------

Crude oil refined                      317         278        266
- -----------------------------------------------------------------

Petroleum products outside
  sales*
    United States
      Automotive gasoline              290         278        256
      Aviation fuels                    32          31         33
      Distillates                      128         105         85
      Propane                           25          26         29
      Other products                    18          16         15
- -----------------------------------------------------------------
                                       493         456        418
    Foreign                             54          50         46
- -----------------------------------------------------------------
                                       547         506        464
=================================================================
*Amounts for 1993 and 1992 have been restated to reflect that certain operations previously a part of RM&T are now included in Chemicals.


Improved refinery operations and higher gasoline margins contributed to a significant increase in RM&T net operating income in 1994. The company's refineries showed sustained operating consistency in 1994, running at a crude oil capacity utilization rate of 99 percent in 1994, up from 1993's 91 percent.
Incremental debottlenecking changes over the past several years were tested and validated during 1994. As a result, the company revised upward its total crude oil refining capacity to 320,000 barrels of oil per day, effective January 1, 1994. The higher utilization rate led to higher gasoline and distillates sales volumes for the year. Earnings also benefited from higher gasoline margins in the company's marketing operations, compared with 1993. The company's ability to deliver gasoline into the Midwest during the third quarter, when several Midwestern refineries were experiencing turnarounds or operating disruptions, contributed to the higher gasoline margins.

Lower operating expenses at the company's refineries also contributed to RM&T's improved earnings in 1994. The company's cost control efforts, team management approach and lower fuel costs resulted in reductions in operating costs that more than offset the higher costs associated with running at a higher utilization rate. As a result, the refineries' overall operating expenses were down 6 percent after adjusting for special items.

Net operating income increased 5 percent in 1993, compared with 1992. A 5 percent increase in crude oil refinery runs contributed to an increase in the company's overall refinery capacity utilization and improved operating income. Feedstock costs in 1993 benefited from lower crude oil prices. Another positive factor for 1993's net operating income was improved margins for distillates.

Special items in 1994 included work force reduction charges. Special items in 1993 included an after-tax charge of $20 million for the writedown of an incinerator project. Special items in 1992 included a property settlement gain related to a 1991 fire, which damaged the atmospheric residuum desulfurization unit at the Sweeny refinery.


Chemicals
                                          Millions of Dollars
                                     ----------------------------
                                      1994        1993*      1992*
                                     ----------------------------

Reported net income                   $259          91         49
Less special items                      34          13         (2)
- -----------------------------------------------------------------
Net operating income                  $225          78         51
=================================================================
*Amounts restated to reflect a realignment of certain operations from RM&T to Chemicals.


Operating statistics for Chemicals were:

                                      1994        1993       1992
                                     ----------------------------
                                          Millions of Pounds
                                          Except as Indicated
                                     ----------------------------
Operating Statistics
Production*
  Ethylene                           2,590       2,381      2,408
  Polyethylene                       1,885       1,786      1,301
  Propylene                            372         361        388
  Polypropylene                        433         251        383
  Paraxylene                           393         521        456
  Cyclohexane (millions of gallons)    174         196        165
- -----------------------------------------------------------------
*Includes equity in affiliates.

                                      Thousands of Barrels Daily
                                     ----------------------------
U.S. petroleum products
  outside sales
    Automotive gasoline                 18          27         16
    Liquefied petroleum gas             84          79         78
    Other products                      40          47         54
- -----------------------------------------------------------------
                                       142         153        148
=================================================================

Natural gas liquids processing
  capacity                             227         227        227
- -----------------------------------------------------------------

Natural gas liquids processed          207         198        183
- -----------------------------------------------------------------


Results for 1994 for the company's Chemicals segment reflected the dramatic rise in demand and improved product margins in the commodity chemicals industry. Net operating income increased to $225 million, almost triple 1993's $78 million. The strengthening economy in 1994 resulted in higher demand for the company's olefins, particularly ethylene. Ethylene is used as a feedstock to make plastics, which are subsequently used to produce both durable and non-durable goods. General economic movement directly affects ethylene consumption, and the growing economy in 1994 resulted in higher demand. The industry experienced significant unscheduled downtime in 1994, which resulted in tightened supply during the year. As a result of the combination of higher demand and tighter supply, olefins margins and sales volumes were much improved from a year ago. The company's share of earnings from the Sweeny Olefins Limited Partnership (SOLP) increased from $10 million in 1993 to $30 million in 1994.

In the company's plastics operations, higher demand in 1994 resulted in higher sales volumes, especially in total U.S. polyethylene sales volumes, which increased 19 percent, compared with 1993. Margins, however, remained under pressure due to rising olefins feedstock costs. Net operating income benefited $18 million from the sale of a polypropylene license in 1994. The company's natural gas liquids fractionation business benefited from higher sales volumes in 1994.

Compared with 1992, 1993 net operating income benefited from an increase in ethylene margins in the company's olefins operations. However, results in both 1993 and 1992 were negatively affected by low margins in the company's polyethylene operations due to market overcapacity.

Favorable special items in 1994 included an after-tax gain of $20 million from a subsidiary stock transaction, along with an income tax item related to the company's Puerto Rico Core operations and an adjustment to a 1993 pipeline abandonment accrual. These favorable items were partly offset by work force reduction charges. Special items in 1993 included net after-tax asset-sale gains of $33 million from the sale of the assets of Aztec Catalyst Company and the sale of Phillips Fibers Corporation. These gains were partly offset by a $12 million after-tax writedown of assets held for sale, resulting from the company's decision to exit the catalyst business, and a $10 million after-tax charge for the abandonment of a pipeline.


Corporate and Other

                                            Millions of Dollars
                                          -----------------------
                                           1994     1993*    1992*
                                          -----------------------

Reported Corporate and Other              $(252)    (342)    (328)
Less special items                           33      (18)      (1)
- -----------------------------------------------------------------
Adjusted Corporate and Other              $(285)    (324)    (327)
=================================================================

Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                 $(116)    (153)    (147)
Net interest                               (179)    (181)    (209)
Other                                        10       10       29
- -----------------------------------------------------------------
Adjusted Corporate and Other              $(285)    (324)    (327)
=================================================================
*Amounts restated to reflect a realignment of certain operations from Corporate and Other to E&P.

The company's focus on cost control benefited Corporate general and administrative expenses in 1994, which declined $37 million-- 24 percent--from a year ago. Lower costs in such areas as travel, advertising, information technology, consulting and contracting fees confirmed the company's commitment to reducing expenses. Beginning in 1994, a portion of costs associated with incentive compensation plans was charged to the operating segments, which reduced costs retained at Corporate. Corporate general and administrative expenses increased 4 percent from 1992 to 1993, due primarily to allocating office space to the operating segments at cost, beginning in 1993.

Net interest represents interest income and expense, net of capitalized interest. Compared with 1993, net interest declined slightly in 1994 to $179 million. The effect of higher interest rates in 1994 and charges for the early termination of various lines of credit was more than offset by the effect of lower average debt and lower interest accruals associated with taxes and other liabilities. Comparing 1993 with 1992, net interest was lower as the company benefited from refinancing high-interest rate debt, the general decline in interest rates, and lower average outstanding debt.

Other, which consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis, was unchanged from 1993 to 1994. The decrease in 1993, compared with 1992, is due to lower net premiums charged to the operating segments by the company's captive insurance subsidiary.

Favorable special items in 1994 included an after-tax benefit of $50 million from a capital-loss carryforward applied against current year gains from asset sales, along with interest applicable to various favorable settlements of claims. Partially offsetting these favorable special items were after-tax work force reduction charges of $16 million, along with losses from asset sales. Special items in 1993 included an after-tax benefit of $27 million from capital-loss carryforwards applied against the current year capital gains from asset sales, and after-tax interest income of $9 million from windfall profit tax refunds, partially offset by after-tax work force reduction charges of $26 million. In 1992, a $78 million benefit from revisions of prior year income tax accruals was offset by after-tax work force reduction charges of $62 million and other minor items.

Income Statement Analysis

Revenues

Total revenues for 1994 were $12.4 billion, compared with $12.5 billion in 1993 and $12.1 billion in 1992.

Sales and other operating revenues decreased marginally in 1994. Lower crude oil revenues, due primarily to lower sales prices, and loss of revenues as a result of asset sales, were offset by higher revenues from petroleum products, olefins and plastics products. Petroleum products and plastics revenues increased in 1994 primarily as a result of volume increases, while olefins revenues benefited from both volume and sales price increases. The company's share of earnings from SOLP increased $20 million in 1994, leading to a 27 percent increase in equity in earnings of affiliated companies. Other revenues decreased in 1994 largely due to lower gains on the sale of assets, compared with 1993.

Sales and other operating revenues were up 3 percent in 1993, compared with 1992, primarily due to increased overall U.S. natural gas sales prices and higher petroleum products sales volumes. Other revenues increased in 1993, compared with 1992, primarily as a result of asset sales.


Total Costs and Expenses

Purchase costs were down slightly in 1994. The effect of asset sales was chiefly offset by higher purchases in RM&T and Chemicals.

After adjusting for special items and the effect of asset sales, production and operating expenses were down slightly in 1994. This reduction in expenses was achieved even though the company experienced higher refinery runs in its RM&T segment and increased production in its Chemicals segment. Although production increased, costs were kept low as a result of a concerted company-wide effort to control costs. In the RM&T segment, a cost control emphasis and a team management approach resulted in 6 percent lower operating costs at the refineries.
In Norway, cost control and lower spending on improvements to existing facilities, in anticipation of the implementation of the Ekofisk II plan, contributed to reduced costs in 1994. These items were partly offset by higher costs in 1994 associated with GPM's expansion strategy.

Exploration expenses were $30 million lower in 1994. The company recorded significant dry hole expenses in 1993 associated with exploration activities in Alaska. In 1994, dry hole expenses were incurred primarily related to exploration in the Gulf of Mexico, but to a much smaller degree than 1993's Alaska expenses.

Selling, general and administrative expenses (SG&A) were down
20 percent in 1994, 10 percent after adjusting for special items and the effect of asset sales. Generally lower Corporate related costs, achieved through focusing on controlling expenses, contributed to the decline in SG&A. In 1994, SG&A was also reduced by the reclassification of certain costs to production and operating expenses.

Depreciation, depletion, amortization and retirements (DD&A) declined 6 percent for the year. The effect of asset sales and 1993 writedowns was partially offset by higher DD&A from Norway, due mainly to increased production, and adjustments in U.K. future dismantlement liability estimates in 1994.

Taxes other than income taxes decreased 4 percent in 1994. The decrease is attributable to a favorable settlement related to production taxes in 1994, along with the effect of asset sales.

Interest expense declined 10 percent in 1994, compared with 1993, due to lower interest associated with taxes and other liabilities.

Total costs and expenses were up 3 percent from 1992 to 1993. Purchase costs increased primarily due to higher natural gas prices and higher crude oil purchase volumes in 1993. SG&A decreased due to lower work force reduction charges and benefits realized from cost cutting measures implemented in 1992, partially offset by the costs of the Performance Incentive Program implemented in 1993 and accruals for pending claims. DD&A increased slightly due to the writedown of certain catalyst business assets and charges associated with abandonment of a pipeline. Interest expenses were down due to debt refinancings, lower interest rates on fixed- and variable-rate debt, and lower average outstanding debt. Expenses in 1993 included a full year's effect of the preferred dividend requirements of the Phillips Gas Company preferred stock, issued in December 1992.


Income Taxes

The effective income tax rate was 43 percent in 1994, compared with 55 percent in 1993 and 47 percent in 1992. The lower effective tax rate in 1994, compared with 1993, was predominantly due to the increase in the proportion of domestic income, which is taxed at lower rates than foreign income, and changes in deferred tax assets. The 1992 tax provision and rate was low compared with 1993, primarily due to a $78 million benefit from revisions of prior year tax accruals.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                            Millions of Dollars
                                            Except as Indicated
                                          -----------------------
                                            1994    1993     1992
                                          -----------------------

Current ratio                                1.0     1.0       .9
Long-term debt                            $3,106   3,208    3,718
Preferred stock of subsidiary             $  345     345      345
Stockholders' equity                      $2,953   2,688    2,698
Percent of long-term debt to capital*         49%     51       55
Percent of floating-rate debt to total
  debt                                        23%     25       54
- -----------------------------------------------------------------
*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


Net income during 1994 nearly doubled, compared with 1993. However, cash provided by operating activities in 1994 was 8 percent lower. The following events that occurred during 1994 contributed significantly to this reduction in cash from operating activities: $16 million in payments for the Performance Incentive Program introduced in 1993; $142 million in payments for previously recorded legal and tax contingencies; and $52 million in domestic pension contributions. Increases in accounts and notes receivable, resulting from higher sales prices and volumes in the company's Chemicals segment, also reduced the cash provided by operating activities during 1994, compared with 1993. During 1994, cash and cash equivalents increased
$74 million.

The company's short-term liquidity position at December 31, 1994, was stronger than indicated because the current cost of the company's inventories was approximately $427 million greater than their last-in, first-out (LIFO) carrying value.

During 1993, Phillips issued $850 million of fixed-rate debt in the public market, extending debt maturities at low interest rates and using the proceeds to refinance more costly long-term debt, to repay borrowings under its revolving bank lines of credit, and to reduce the percentage of the company's total debt that would be exposed to interest rate fluctuations. This reduction of the company's floating rate debt has also enabled Phillips to reduce the number and amount of its bank credit lines. In April 1994, the company secured more favorable commitment fees and interest rates by replacing four of its outstanding bank credit lines, totaling $1.4 billion, with one $800 million facility with similar terms and conditions. In response to upcoming capital demands resulting from an oil and gas property acquisition, this facility is being amended to allow Phillips Petroleum Company United Kingdom Limited, a wholly owned subsidiary, to directly access up to $200 million of this line of credit.

The company's financial position continues to improve. At December 31, 1994, Phillips' long-term debt was less than 50 percent of capital for the first time since 1984. No portion of the previously mentioned $800 million credit facility was outstanding, nor had the company issued any portion of the $500 million shelf registration of debt securities that became effective in January 1994. At December 31, 1994, $48 million remained available under the company's commercial paper program.

During 1994, the company's Long-Term Stock Savings Plan (LTSSP) signed a $131 million term loan agreement that was used to refinance its outstanding notes payable issued in 1988. The notes were redeemed on May 16, 1994. The new term loan requires repayment in annual installments through the year 1998, matching the maturities of the refinanced notes, but at a reduced cost. The outstanding balance was $105 million at December 31, 1994. In 1994, the LTSSP also signed an agreement amending a second term loan under which $397 million is outstanding. The amended term loan requires repayment in annual installments beginning in 1999 and has the same maturity as the original term loan agreement entered into in 1990, but provides a lower rate of interest. The company continues to guarantee payment of the LTSSP debt.

The company's wholly owned subsidiary, Phillips Petroleum Company Norway, signed a $500 million revolving credit facility with a group of international banks in November 1994, replacing a $300 million line of credit that was due to expire in 1995. No portion of the new facility was outstanding at December 31, 1994.

Most of the company's foreign operations use the local currency as the functional currency. The local currency reflects the expected economic effect of exchange rate fluctuations on cash flows and equity, since cash flows of the company's foreign operations are largely denominated in the local currency.

Phillips Petroleum Company and certain of its subsidiaries employ hedging programs that use financial and commodity-based derivative contracts to limit the risks inherent in foreign currency fluctuations and crude oil, natural gas and related product price changes. Derivatives used in Phillips' hedging programs relate to an offsetting physical or financial position, firm commitment or anticipated transaction. In the past the company has, on occasion, hedged interest rates, and may do so in the future should certain circumstances or transactions warrant. In 1994, the net realized and unrealized gains and losses from derivative contracts used by Phillips were not material.

The company's risk management has been centralized to facilitate management's involvement in the use and control of derivative instruments by providing support to management and operating units in developing, executing, tracking and controlling hedging programs. All programs are reviewed and approved by management before implementation.

On September 27, 1994, Phillips completed the sale and leaseback of a substantial portion of its tank and hopper railcar fleet, its corporate aircraft, and certain of its airport refueling tank trucks, resulting in a cash inflow of $111 million. The company is considering the leasing of additional railcars, valued at approximately $20 million in 1995.

Phillips anticipates entering into a one-year agreement with a bank-sponsored entity in the first quarter of 1995 for the revolving sale of up to $115 million of receivables generated by credit card sales. The agreement includes four one-year renewal options. The proceeds from the sale will be used for general corporate purposes.

During 1994, the company received $250 million from institutional investors in exchange for a variable interest in the net proceeds from production of certain coal-seam gas properties.

Phillips has non-contributory defined benefit retirement plans covering substantially all employees. After a restructuring of its principal retirement plan in 1986, the company was not required to fund the plan again until 1993, because of the plan's successful investment experience. In 1994, Phillips contributed approximately $23 million for plan year 1993 and $29 million for plan year 1994. The company anticipates contributing $30 million to the plan in 1995.

In 1994, as part of the company's continuous improvement efforts, reductions of approximately 1,200 positions were identified, which resulted in before-tax charges totaling $59 million. Payments began in 1994 and will continue through 1995 and into 1996. Since cost control is an important part of continuous improvement, additional accruals may be necessary as further areas for improvement are identified and implemented.


Capital Spending

Capital Expenditures and Investments

                                       Millions of Dollars
                                ---------------------------------
                                Estimated
                                     1995    1994    1993    1992
                                ---------------------------------

E&P                                $  859     707     821     585
GPM                                   165     172     120      73
RM&T                                  191     100      82     216
Chemicals                             160     144     174     269
Corporate and Other                    25      31      29      29
- -----------------------------------------------------------------
                                   $1,400   1,154   1,226   1,172
=================================================================
United States                      $  825     721     901     844
Foreign                               575     433     325     328
- -----------------------------------------------------------------
                                   $1,400   1,154   1,226   1,172
=================================================================

Capital spending in 1994 funded oil and gas asset acquisitions, including gas gathering assets in New Mexico, leases on subsalt prospects in the Gulf of Mexico, and an increased interest in the Britannia field in the U.K. North Sea. Capital expenditures also supported major capital projects in the Ekofisk, Xijiang, and U.K. J-Block oil fields. Upstream projects--including E&P and GPM operations--continue to be the focus of Phillips' capital program, comprising about 75 percent of the proposed 1995 budget and 1994 and 1993 actual spending.

Phillips' 1995 capital spending is expected to be approximately $1.4 billion, tied directly to key business line strategies, including: meeting safety and environmental needs; continuous improvement in the operating integrity of Phillips' assets; growth in oil and gas reserves; growth in GPM's NGL production; selective growth in chemicals and plastics; and increasing the profitability of RM&T. The 1995 estimated capital spending amount includes carryover commitments of $480 million.


E&P

Capital spending for E&P during the three-year period ended December 31, 1994, supported several major development projects, including J-Block in the U.K. North Sea, the Embla field and redevelopment of Ekofisk in Norway, and the Xijiang fields, offshore China. The 1993 and 1992 expenditures included
$127 million and $54 million, respectively, for the construction of two liquefied natural gas tankers.

About 50 percent of the 1995 exploratory budget will be for exploration in North America, half of which will be invested in subsalt projects in the Gulf of Mexico. Additional capital funds are being directed to exploratory drilling in Norway, the United Kingdom, Nigeria, Tunisia, Papua New Guinea, Algeria, Cameroon, and the Timor Sea Zone of Cooperation, jointly administered by Australia and Indonesia. Major projects of the 1995 capital budget include new development in the Britannia and Armada fields in the United Kingdom, continued development of J-Block and the Xijiang fields, and the redevelopment of Ekofisk.

On November 9, 1994, the Norwegian Parliament approved the agreement reached in June 1994 between Phillips Petroleum Company Norway, as operator for the Phillips Norway Group (PNG), and the Norwegian Ministry of Industry and Energy (MIE) regarding the redevelopment of Ekofisk. The plan projects significantly reduced operating costs and will allow the long-term recovery of Ekofisk field reserves.

In addition to extending the PNG's production license for the Ekofisk fields from its previous expiration in 2011 to the year
2028, the agreement also provides for:

 o Elimination of the 10 percent royalty charged on oil and natural gas liquids production when the new process and transportation platform starts up,

 o The Norwegian State's funding of 5 percent of the Ekofisk redevelopment expenditures in exchange for a 5 percent direct interest in the production license beginning
     January 1, 1999, leaving Phillips with a 35 percent interest in production after that date,

 o   Extension of the oil pipeline license held by Norpipe a.s.
     from the year 2005 to 2028, subject to a 40 percent
     Norwegian State ownership in the oil pipeline commencing in 2005,

 o   Extension of the gas pipeline license held by Norpipe a.s.
     from the year 2007 to the year 2028, subject to a 40 percent
     Norwegian State ownership in the gas pipeline commencing in 2007, and

 o PNG's and Statoil's ownership of the pipelines to be reduced from 50 percent each to 30 percent each to accommodate the 40 percent Norwegian State interest.

The Ekofisk redevelopment plan provides for the construction of two new platforms--a wellhead platform to be completed in 1996, and a combined processing and transportation platform to be completed in 1998, linked with the existing Ekofisk Complex. According to the plan, the Ekofisk, Eldfisk and Embla fields, and possibly the Tor field, will be connected to the Ekofisk II facilities. It is anticipated that the remaining fields in the Ekofisk area will be shut in. The estimated cost of the Ekofisk redevelopment is approximately $3 billion, with Phillips'
35 percent share of the cost being approximately $1 billion. The company expects to fund the capital costs associated with the plan within the context of its overall funding plans. This is expected to include the utilization of the new Phillips Petroleum Company Norway $500 million revolving credit line and after-tax operating cash flows.


GPM

Capital spending for GPM increased significantly again in 1994, up 43 percent over 1993 and more than double that of 1992 capital spending, reflecting the company's continued focus on increasing throughput volumes, processing capacity and NGL production. In the fourth quarter of 1994, GPM Gas Corporation acquired a company that owned a plant and related supply-backed gathering system in New Mexico. This added 765 miles of gathering pipelines, provided opportunities for integration with existing gathering systems, and yielded other processing efficiencies.

The 1995 budget provides for the modernization of assets and continued increases in natural gas liquids and raw gas throughput. GPM Gas Corporation has entered into an agreement, expected to be completed in the first half of 1995, to acquire additional gas gathering and processing assets in New Mexico, subject to certain regulatory approvals. These assets include seven gathering systems with more than 375 miles of high pressure pipeline, a gas treating facility, and a 30 million-cubic-feet-per-day processing plant.

In November 1994, GPM Gas Corporation signed definitive agreements to acquire gathering systems located in the Texas and Oklahoma panhandles, which will add approximately 4,000 miles of gathering pipelines and 33 compression stations to GPM's gathering systems. The acquisitions are contingent upon the approval of the Federal Energy Regulatory Commission and subject to Hart Scott Rodino review, so are not expected to occur until early 1996.


RM&T

During the three-year period ended December 31, 1994, RM&T's capital spending was used to modify equipment at the Borger, Texas, refinery to produce low-sulfur diesel fuel; to upgrade the Sweeny and Borger, Texas, refineries to meet new environmental standards; and to renovate feedstock pipelines and product terminals. Increasing 91 percent over 1994 spending, the 1995 capital budget supports safety and environmental projects as well as operating requirements, but focuses on projects to enhance profitability. This includes advanced process control technology projects at the Sweeny and Borger refineries, and the construction of additional retail outlets.


Chemicals

Chemicals' 1994 capital spending targeted technological improvements in the company's polypropylene and aromatics business lines. Upon completion early in the second quarter of 1995, projects begun during 1994 at the Puerto Rico Core petrochemical facility will have increased paraxylene production from 525 million pounds a year to 675 million pounds a year and broadened the range of hydrocarbon feedstocks that can be used through the installation of Aromax catalytic reforming technology. Capital spending in 1993 and 1992 included
$52 million and $162 million, respectively, for rebuilding the Houston Chemical Complex (HCC) facilities.

On August 1, 1994, Phillips contributed its polypropylene assets to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between, and jointly controlled by, Phillips and Sumika Polymers America Corporation (Sumika). Sumika is funding the construction of a new PSPC polypropylene facility in

Pasadena, Texas. Construction began during the fourth quarter of 1994 and is scheduled to be completed in the first half of 1996. The new facility will utilize Sumitomo Chemical Company Ltd.'s (Sumika's parent company) proprietary gas phase process and be capable of producing approximately 270 million pounds of polypropylene a year, bringing the partnership's total production capability to 750 million pounds annually. Sharing of net cash flows, and gains and losses is dependent on the relative contributions of both partners. The company's share of net income and cash flows from the partnership will decrease as Sumika funds construction of the new facility, but the company's share will not fall below 50 percent.

Phillips is increasing its participation in the growing plastics markets in Asia by expanding its Singapore polyethylene facility. The expansion is being funded partly by a $93 million project loan available to the Singapore company and partly by the Singapore company selling additional equity to other parties.
The sale of additional equity reduced Phillips' equity interest in the company that owns the polyethylene facility from
85.7 percent to 50 percent. Phillips is proportionally responsible for 50 percent of cost overruns and repayment of the project loan until the completion of construction. After completion of construction, any borrowings under the project loan become non-recourse to Phillips. This expansion will more than double the Singapore facility's linear polyethylene capacity to more than 800 million pounds a year and is expected to be completed by 1997. The reduction in Phillips' equity interest is not expected to have a material impact on its operating results or liquidity.

Almost half of the 1995 Chemicals capital budget is directed toward enhancing profitability, with projects slated to increase volumes and improve technology in the aromatics and olefins business lines. An additional expansion of paraxylene production at the Puerto Rico Core petrochemical facility will increase production capacity to 818 million pounds toward the end of 1995. Funds are also allocated for safety and environmental projects and other operating requirements.


Contingencies

Legal and Tax Matters

The Internal Revenue Service has appealed to the U.S. Court of Appeals for the Tenth Circuit, the U.S. Tax Court's rulings related to the company's sales of liquefied natural gas in Japan. The Tax Court's rulings supported the company's position that more than 50 percent of the income at issue was from a foreign source. Subsequent to February 15, 1995, on March 9, 1995, the U.S. Tax Court issued a decision favorable to the company that excess Norwegian tax credits can be applied to U.S. tax on similar income earned in other countries. The Internal Revenue

Service will have to study this decision and consider its position, but the company considers it likely that the Internal Revenue Service will also appeal this decision. In any event, the decision will not become final and appealable until disposition of other issues. Though a final, favorable settlement of the above issues would have a material, positive effect on Phillips' net income and cash position, it remains too early to determine the outcome, when the issues will be resolved, or the final financial effect. An unfavorable result could have a material impact on cash flows in a particular quarter.

The company continues to defend claims made by plaintiffs resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's HCC facilities. All suits involving fatalities and most of those involving serious physical injury have been settled. Most of the approximately 25 remaining claimants seek compensatory and punitive damages, primarily for alleged psychological injury.

Phillips accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.


Environmental

Most aspects of the businesses in which the company engages are subject to various federal, state, local and foreign environmental laws and regulations. Similar to other companies in the petroleum and chemical industries, the company incurs costs for preventive and corrective actions at facilities and waste disposal sites.

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

At year-end 1993, Phillips reported 63 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, 11 of these sites have been resolved through consent decrees, deposits into trust funds or otherwise. Four sites were also added during the year. Of the 56 sites remaining at December 31, 1994, the company believes it has a legal defense or its records indicate no involvement for 11 sites. At 12 other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At 19 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 14 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

Phillips does not consider the number of sites at which it has been designated a PRP as a relevant measure of liability. Some companies may be involved in few sites but have much larger liabilities than companies involved in many more sites. Although the liability of a PRP is generally joint and several, the company is usually one of many companies cited as a PRP at these sites, and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency (EPA) or the state agencies concerned. Prior to actual cleanup, the PRPs normally assess site conditions, apportion responsibility and determine the appropriate remediation. In some instances, Phillips may have no liability or attain a settlement of liability. Actual cleanup costs generally occur after the PRPs obtain EPA or equivalent state agency approval.

At December 31, 1994, accruals of $13 million had been made for the company's PRP sites. In addition, the company has accrued $93 million for other planned remediation activities, including sites where no claims have been asserted, and $9 million for other environmental litigation, for total environmental accruals of $115 million. No one site represents more than 10 percent of the total.

Expensed environmental costs were $252 million in 1994 and are expected to be approximately the same in 1995 and 1996.
Capitalized environmental costs were $84 million in 1994, and are expected to be approximately $90 million per year in both 1995 and 1996.

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

Other

Phillips has deferred tax assets for the alternative minimum tax, certain accrued liabilities, and loss carryforwards. Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include the future level of product prices, costs and tax rates. Based on the company's historical taxable income, management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The utilization of capital-loss carryforwards and changes in other loss carryforwards resulted in a net decrease in the valuation allowance of $39 million during 1994.


New Accounting Standards

In October 1994, the FASB issued Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which specifies disclosure requirements for derivative financial instruments. Phillips has incorporated the required disclosures in the notes to the 1994 financial statements.

In the first quarter of 1995, the FASB is expected to issue a new accounting standard, "Accounting for the Impairment of Long-Lived Assets," which will establish the appropriate accounting for the impairment of long-lived assets, identifiable intangibles, and goodwill related to those assets. This Standard is expected to be effective for fiscal years beginning after December 15, 1995. Based on the accounting guidelines expected in the final Standard and a preliminary study of the impact of those guidelines on the company's long-lived assets as of December 31, 1994, the net income effect of adopting the new Standard is expected to be less than $50 million.


OUTLOOK

In 1994, Phillips' average annual realized worldwide crude oil sales price reached its lowest level since 1988, and for the first time in industry history, more than half of the U.S. oil consumption was supplied from foreign sources. The sales price of natural gas trended downward during 1994, with the company realizing its lowest average annual worldwide sales price since 1989. Phillips expects natural gas prices to continue this trend into 1995, but expects slightly higher prices for crude oil. It is expected that increasing interest rates will decelerate the growth of the economy during 1995.

The Judy platform, in the J-Block area of the U.K. North Sea, is expected to be completed in mid-1995. Initial production from the J-Block development, which includes the Joanne field, is anticipated in early 1996.

Phillips has increased its equity interest in the Britannia gas/condensate field to approximately 5 percent. Located in the U.K. sector of the North Sea, the field is estimated to contain reserves of 2.6 trillion cubic feet of gas and 146 million barrels of condensate. When production begins, expected by October 1998, Phillips anticipates its share of first production to yield 37 million cubic feet of gas per day.

Commissioning of the first production platform in the Xijiang fields, the Xijiang 24-3, located approximately 80 miles southeast of Hong Kong in the China Sea, was completed during 1994, and the first wells began producing in November. In December, Phillips' share of production averaged 4,000 barrels of oil per day. Work is also under way on a second platform, the Xijiang 30-2, which will be set eight miles from the Xijiang 24-3 late in 1995. Production is expected to peak at 12,000 net barrels a day in 1996.

The company expects industry demand for olefins to continue to outpace supply throughout most of 1995, and expects margins to remain strong. In response, the company is undertaking debottlenecking projects and the restart of an ethylene unit which has been out of service for several years, the combined results of which should yield Phillips a 600 million-pound annual increase in ethylene production by late 1996.

Phillips is also using debottlenecking techniques to yield a 400 million-pound increase in polyethylene production at HCC in Pasadena, Texas. Prompted by increasing demand for polyethylene, the project is scheduled to begin in March 1995 and be completed in 1997, bringing the company's total nameplate capacity to 2.2 billion pounds a year. Current production of high-density and low-density linear polyethylene will not be affected during debottlenecking, as work on the project will occur during normally scheduled maintenance procedures. The company is expecting continued growth in demand for the next few years, but at a somewhat slower rate than realized over the last five years.

In late 1994, Phillips and Shanghai Petrochemical Company Limited signed a letter of intent to study the feasibility of entering into a joint venture to build and operate a 220 million-pound-per-year linear polyethylene plant near Shanghai that would use Phillips' proprietary technology. The joint venture would market polyethylene products in both the domestic Chinese market and worldwide. If both companies approve formation of the joint venture after completion of a feasibility study, construction of the new plant would begin and would take approximately two years to complete.

Effective January 1, 1995, the Clean Air Act of 1990 required cleaner-burning, oxygenated gasoline in nine urban areas. The company sells reformulated gasoline in three of these markets (Chicago, Houston and Milwaukee) and in Dallas, which voluntarily adopted the requirement. Phillips has contracted to purchase all of the reformulated gasoline the company needs to supply these markets, but produces reformulated gasoline at the company's Sweeny refinery when market conditions make this a more profitable option.

Phillips and a partner have announced their intention to form a partnership, Seaway Pipeline Company, to transport crude oil through pipelines from the Houston Gulf Coast area to refineries and other markets in Texas and Oklahoma. The Seaway system will be a fully integrated crude pipeline system with ultimate capacity of approximately 800,000 barrels per day, two docks on the U.S. Gulf Coast, over 7 million barrels of associated tankage and the ability to deliver and segregate a variety of crudes. Phillips plans to contribute its natural gas Seagas Pipeline to the jointly controlled partnership and the partner will contribute a crude oil pipeline it owns that is already in service. A prerequisite for the pipeline contributions is the receipt of regulatory approval by Phillips to abandon gas service in Seagas Pipeline. This approval is expected to be received in late 1995 or early 1996 and the system is expected to be fully operational in 1996.

Effective December 28, 1994, regulations under the Oil Pollution Act of 1990 (OPA 90) require all vessel owners carrying certain substances, including crude oil, to have a certificate of financial responsibility (COFR) issued by the U.S. Coast Guard on board. A vessel will not be permitted to enter U.S. waters without a COFR, which serves as evidence of financial responsibility for all pollution damages within limits set by applicable law and regulation. Before this regulation took effect, COFRs were obtained for the tankers used to transport liquefied natural gas to Japan. Phillips currently relies on waterborne foreign crude oil as feedstock for approximately
60 percent of its U.S. refining capacity. This oil is transported by vessels owned by third parties and chartered by the company. Phillips anticipates no problems for its chartering program as a result of compliance by shipowners with OPA 90.

Assessment of the company's subsalt prospects in the Gulf of Mexico, offshore Louisiana, continues. A second test well was completed on the Mahogany prospect during 1994 and appraisal drilling continues there. At the Teak prospect, an exploration well completed in 1994 encountered hydrocarbons, and the prospect is under evaluation. Further drilling, analysis and evaluation is needed to determine the potential of the subsalt prospects. Phillips holds a 37.5 percent working interest in the Mahogany prospect, and a 50 percent interest in the Teak.

Phillips continues to assess the reserves potential, development costs, and commercial potential of the Sunfish prospect in the Cook Inlet of Alaska, assuming development would occur from the existing Tyonek gas production platform, which is 100 percent owned by the company. At least one additional exploration well is considered necessary to confirm the reserves before a decision can be made on whether or not to proceed with commercial development. During the third quarter of 1994, the company's co-venturer in the Sunfish prospect announced that its analysis of well and seismic data indicated that the prospect was not commercial on a stand-alone basis and that it would not conduct further exploration activities on the prospect. The economics of utilizing an existing platform are different from those involving a new stand-alone facility. Discussions are under way with the co-venturer concerning its future intentions with respect to Sunfish, including possible joint exploration and production activity from the Tyonek platform, or alternatively, the acquisition of its lease position by Phillips.

Although the next exploration well is presently included in the company's capital budget, the assessment of the reserves and commercial potential needs to be completed and the discussions with the co-venturer need to be resolved before additional exploration drilling can proceed. Phillips has demobilized the drilling rig, originally located on the Tyonek platform, which was used to drill the Sunfish 2 and 3 wells and conduct workovers related to the existing gas production. The company will procure more suitable drilling equipment for any additional exploration work. At December 31, 1994, Phillips had approximately
$48 million invested in the Sunfish 1, North Foreland 1, and
Sunfish 3 wells.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations and financing. Over the next few years, the company plans to maintain its long-term debt level around $3.0 billion to $3.5 billion.

Phillips recognizes that the financial performances of the businesses in the industries in which the company operates are subject to significant fluctuations, and are affected by the uncertainty of oil and natural gas prices. The company plans to continue to operate as an integrated domestic petroleum company, focusing on improving its core operations and on the pursuit of its worldwide exploration and production program.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PHILLIPS PETROLEUM COMPANY

                       INDEX TO FINANCIAL STATEMENTS


                                                        Page
                                                        ----

Report of Independent Auditors.....................       53

Consolidated Statement of Income for the years
  ended December 31, 1994, 1993 and 1992...........       54

Consolidated Balance Sheet at December 31, 1994
  and 1993.........................................       55

Consolidated Statement of Cash Flows for the years
  ended December 31, 1994, 1993 and 1992...........       56

Consolidated Statement of Changes in Stockholders'
  Equity for the years ended December 31, 1994,
  1993 and 1992....................................       57

Accounting Policies................................       58

Notes to Financial Statements......................       61

Supplementary Information

     Oil and Gas Operations........................       86

     Selected Quarterly Financial Data.............      104


                  INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation Accounts and Reserves.......      108


All other schedules are omitted because they are either not required, not significant, not applicable or the information is shown in another schedule, the financial statements or in the notes to financial statements.

                      REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective
January 1, 1992 the company adopted Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes."



                               /s/ ERNST & YOUNG LLP
                                   -----------------
                                   ERNST & YOUNG LLP

Tulsa, Oklahoma
February 15, 1995

- ------------------------------------------------------------------
Consolidated Statement of Income        Phillips Petroleum Company

Years Ended December 31                    Millions of Dollars
                                       ---------------------------
                                          1994      1993      1992
                                       ---------------------------
Revenues
Sales and other operating revenues     $12,211    12,309    11,933
Business interruption insurance              -        14        38
Equity in earnings of
  affiliated companies                      84        66        65
Other revenues                              72       156       104
- ------------------------------------------------------------------
    Total Revenues                      12,367    12,545    12,140
- ------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products         7,412     7,527     7,084
Production and operating expenses        2,072     2,193     2,176
Exploration expenses                       226       256       252
Selling, general and
  administrative expenses                  478       597       609
Depreciation, depletion,
  amortization and retirements             794       841       820
Taxes other than income taxes              271       283       310
Interest and expense on indebtedness       250       278       376
Preferred dividend requirements of
  subsidiary                                32        32         2
- ------------------------------------------------------------------
    Total Costs and Expenses            11,535    12,007    11,629
- ------------------------------------------------------------------
Income before income taxes, subsidiary
  stock transaction, extraordinary
  items and cumulative effect of
  change in accounting principle           832       538       511
Gain on subsidiary stock transaction        20         -         -
- ------------------------------------------------------------------
Income before income taxes, extra-
  ordinary items and cumulative effect
  of change in accounting principle        852       538       511
Provision for income taxes                 368       293       241
- ------------------------------------------------------------------
Income before Extraordinary Items
  and Cumulative Effect of Change
  in Accounting Principle                  484       245       270
Extraordinary items                          -        (2)      (46)
Cumulative effect of change in
  accounting principle                       -         -       (44)
- ------------------------------------------------------------------
Net Income                             $   484       243       180
==================================================================

Per Share of Common Stock
Income before extraordinary items
  and cumulative effect of change
  in accounting principle              $  1.85       .94      1.04
Extraordinary items                          -      (.01)     (.18)
Cumulative effect of change in
  accounting principle                       -         -      (.17)
- ------------------------------------------------------------------
Net Income                             $  1.85       .93       .69
==================================================================
Average Common Shares Outstanding
  (in thousands)                       261,529   261,015   259,979
- ------------------------------------------------------------------
See Accounting Policies and Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company

At December 31                                Millions of Dollars
                                              -------------------
                                                 1994        1993
                                              -------------------
Assets
Cash and cash equivalents                     $   193         119
Accounts and notes receivable
  (less allowances: 1994--$20; 1993--$14)       1,462       1,398
Inventories                                       527         538
Deferred income taxes                             186         170
Prepaid expenses and other current assets          97         118
- -----------------------------------------------------------------
    Total Current Assets                        2,465       2,343
Investments and long-term receivables             708         544
Properties, plants and equipment (net)          8,042       7,961
Deferred income taxes                             122          98
Deferred charges                                   99          89
- -----------------------------------------------------------------
Total                                         $11,436      11,035
=================================================================

Liabilities
Accounts payable                              $ 1,371       1,349
Long-term debt due within one year                 18          18
Accrued income and other taxes                    847         858
Other accruals                                    205         196
- -----------------------------------------------------------------
    Total Current Liabilities                   2,441       2,421
Long-term debt                                  3,106       3,208
Accrued dismantlement, removal and
  environmental costs                             564         528
Deferred income taxes                             944         901
Employee benefit obligations                      421         374
Other liabilities and deferred credits            656         553
- -----------------------------------------------------------------
Total Liabilities                               8,132       7,985
- -----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                              351         362
- -----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares authorized
  at $1.25 par value
    Issued (277,180,511 shares)
        Par value                                 346         346
        Capital in excess of par                  996         977
    Treasury stock (at cost: 1994--15,542,074
      shares; 1993--15,700,279 shares)           (859)       (885)
Foreign currency translation adjustments           16         (14)
Unearned employee compensation--Long-Term
  Stock Savings Plan (LTSSP)                     (451)       (487)
Retained earnings                               2,905       2,751
- -----------------------------------------------------------------
Total Stockholders' Equity                      2,953       2,688
- -----------------------------------------------------------------
Total                                         $11,436      11,035
=================================================================
See Accounting Policies and Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Statement of Cash Flows   Phillips Petroleum Company

Years Ended December 31                    Millions of Dollars
                                        -------------------------
                                           1994     1993     1992
                                        -------------------------
Cash Flows from Operating Activities
Net income                              $   484      243      180
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, depletion,
      amortization and retirements          794      841      820
    Dry hole costs and leasehold
      impairment                             95      122      111
    Deferred taxes                          (40)     (48)    (302)
    Cumulative effect of accounting
      change                                  -        -       44
    Extraordinary items                       -        2       46
    Increase in accounts and notes
      receivable                            (82)     (20)     (31)
    Decrease (increase) in inventories      (10)      80       22
    Decrease (increase) in prepaid
      expenses and other current assets      22      (11)      63
    Increase in accounts payable             15       28       82
    Decrease in taxes and other accruals    (27)     (34)    (165)
    Other                                   (48)     105       38
- -----------------------------------------------------------------
Net Cash Provided by Operating
  Activities                              1,203    1,308      908
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs               (1,154)  (1,226)  (1,172)
Proceeds from asset dispositions            266      821      386
Other investments                           (20)       -       (5)
- -----------------------------------------------------------------
Net Cash Used for Investing Activities     (908)    (405)    (791)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                          1,335    2,613    3,603
Repayment of debt                        (1,447)  (3,209)  (3,851)
Issuance of company stock                    12       19       11
Issuance of preferred stock of
  subsidiary                                  -        -      333
Purchase of company stock                    (1)      (4)      (4)
Dividends paid                             (293)    (292)    (291)
Other                                       173      (42)      99
- -----------------------------------------------------------------
Net Cash Used for Financing Activities     (221)    (915)    (100)
- -----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                74      (12)      17
Cash and cash equivalents at
  beginning of year                         119      131      114
- -----------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                           $   193      119      131
=================================================================
See Accounting Policies and Notes to Financial Statements.

- ---------------------------------------------------------------------------
Consolidated Statement of Changes                Phillips Petroleum Company
in Stockholders' Equity



                                                   Shares of Common Stock
                                                ---------------------------
                                                                    Held in
                                                     Issued        Treasury
                                                ---------------------------

December 31, 1991                               277,180,511      17,399,579
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                               (451,380)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Translation adjustments recognized
  upon disposal of foreign investments
Issuance costs for preferred
  stock of subsidiary
Other                                                                 1,297
- ---------------------------------------------------------------------------
December 31, 1992                               277,180,511      16,949,496
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                             (1,249,217)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Other
- ---------------------------------------------------------------------------
December 31, 1993                               277,180,511      15,700,279
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                               (158,205)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Other
- ---------------------------------------------------------------------------
December 31, 1994                               277,180,511      15,542,074
===========================================================================



- ---------------------------------------------------------------------------
Consolidated Statement of Changes                Phillips Petroleum Company
in Stockholders' Equity


                                                Millions of Dollars
                                         ----------------------------------
                                                    Common Stock
                                         ----------------------------------
                                           Par       Capital in    Treasury
                                         Value    Excess of Par       Stock
                                         ----------------------------------

December 31, 1991                         $346              939        (999)
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                          9          39
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Translation adjustments recognized
  upon disposal of foreign investments
Issuance costs for preferred
  stock of subsidiary
Other                                                         2
- ---------------------------------------------------------------------------
December 31, 1992                          346              950        (960)
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                         22          75
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Other                                                         5
- ---------------------------------------------------------------------------
December 31, 1993                          346              977        (885)
Net income
Cash dividends paid on common stock
Distributed under incentive
  compensation plans                                         15          26
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation adjustment
Other                                                         4
- ---------------------------------------------------------------------------
December 31, 1994                         $346              996        (859)
===========================================================================



- ---------------------------------------------------------------------------
Consolidated Statement of Changes                Phillips Petroleum Company
in Stockholders' Equity


                                            Millions of Dollars
                                -------------------------------------------
                                    Foreign        Unearned
                                   Currency        Employee
                                Translation    Compensation        Retained
                                Adjustments         --LTSSP        Earnings
                                -------------------------------------------

December 31, 1991                         7            (560)          3,024
Net income                                                              180
Cash dividends paid on common stock                                    (291)
Distributed under incentive
  compensation plans                                                    (44)
Recognition of LTSSP unearned
  compensation                                           37
Tax benefit of dividends on
  unallocated LTSSP shares                                                9
Current period translation adjustment    19
Translation adjustments recognized
  upon disposal of foreign investments   (7)
Issuance costs for preferred
  stock of subsidiary                                                   (12)
Other
- ---------------------------------------------------------------------------
December 31, 1992                        19            (523)          2,866
Net income                                                              243
Cash dividends paid on common stock                                    (292)
Distributed under incentive
  compensation plans                                                    (74)
Recognition of LTSSP unearned
  compensation                                           36
Tax benefit of dividends on
  unallocated LTSSP shares                                                8
Current period translation adjustment   (33)
Other
- ---------------------------------------------------------------------------
December 31, 1993                       (14)           (487)          2,751
Net income                                                              484
Cash dividends paid on common stock                                    (293)
Distributed under incentive
  compensation plans                                                    (45)
Recognition of LTSSP unearned
  compensation                                           36
Tax benefit of dividends on
  unallocated LTSSP shares                                                8
Current period translation adjustment    30
Other
- ---------------------------------------------------------------------------
December 31, 1994                        16            (451)          2,905
===========================================================================
See Accounting Policies and Notes to Financial Statements.

- -----------------------------------------------------------------
Accounting Policies                    Phillips Petroleum Company


o Consolidation Principles and Investments--Majority-owned, controlled subsidiaries are consolidated. Investments in affiliates in which the company owns 20 percent to 50 percent of voting control are generally accounted for under the equity method. Undivided interests in oil and gas joint ventures are consolidated on a pro rata basis. Other securities and investments are generally carried at cost.

o Reclassification--Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation.

o Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

o Cash Equivalents--Cash equivalents are highly liquid short-term investments that are readily convertible to known amounts of cash and generally have original maturities within three months from their date of purchase.

o Inventories--Crude oil and petroleum and chemical products are valued at cost, which is lower than market in the aggregate, primarily on the last-in, first-out (LIFO) basis.
   Materials and supplies are valued at, or below, average cost.

o Derivative Contracts--Forward foreign currency contracts, commodity option contracts, and futures contracts are recorded at market value, either through monthly adjustments for unrealized gains and losses (forwards and options) or through daily settlements in cash (futures), and the resulting gains and losses are recognized in the same period that the gains and losses from the underlying exposures that are being hedged are recognized. Commodity swap contracts are not marked to market. Occasionally, the company will use forward contracts to hedge foreign currency exposures on firm commitments to purchase or build long-lived assets, in which case the gain or loss on the forward is deferred and reported as an adjustment to the carrying value of the long-lived asset when the firm commitment is paid. Deferred gains and losses, along with deferred premiums paid for commodity option contracts, are reported on the balance sheet with other current assets or other current liabilities.

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

   Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. These liabilities have not been reduced for probable recoveries from third parties.

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

- -----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Extraordinary Items and Accounting Change

During 1993 and 1992, the company incurred before-tax extraordinary losses of $3 million and $71 million, respectively, attributed to call premiums paid on the early retirement of debt.
The after-tax losses were $2 million and $46 million, $.01 and $.18 per share, respectively, for 1993 and 1992.

Effective January 1, 1992, the company adopted FASB Statement
No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement No. 109 as of January 1, 1992, decreased 1992 net income by $44 million, $.17 per share.


Note 2--Inventories

Inventories at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1994           1993
                                              -------------------

Crude oil and petroleum products              $228            183
Chemical products                              204            252
Materials, supplies and other                   95            103
- -----------------------------------------------------------------
                                              $527            538
=================================================================


Inventories valued on a LIFO basis totaled $366 million and $362 million at December 31, 1994 and 1993, respectively, and would have been approximately $427 million and $360 million higher, respectively, had they been valued using the first-in, first-out (FIFO) method.


Note 3--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1994           1993
                                              -------------------
Investments in and advances to affiliated
  companies                                   $573            403
Long-term receivables                           90            117
Other investments                               45             24
- -----------------------------------------------------------------
                                              $708            544
=================================================================

Equity Investments

Phillips owns investments in chemicals, oil and gas transportation, coal mining, and other industries. Summarized financial information for all entities accounted for using the equity method, follows:

                                           Millions of Dollars
                                       --------------------------
                                         1994      1993      1992
                                       --------------------------

Revenues                               $2,603     2,280     2,294
Income before income taxes                579       586       578
Net income                                360       353       387
Current assets                            689       534       534
Other assets                            2,994     2,639     2,371
Current liabilities                       622       461       481
Other liabilities                       1,439     1,480     1,365
- -----------------------------------------------------------------

At December 31, 1994, retained earnings included $57 million related to the undistributed earnings of these affiliated companies, and distributions received from them were $103 million, $88 million and $79 million in 1994, 1993 and 1992, respectively. Additional information regarding certain of these affiliated companies is discussed below.


Phillips Sumika Polypropylene Company (PSPC)

On August 1, 1994, Phillips contributed its polypropylene assets to PSPC, a partnership formed in 1992 between, and jointly controlled by, Phillips and Sumika Polymers America Corporation (Sumika). No financial gain or loss was recognized on the contribution. Sharing of net cash flows and gains and losses each period is dependent on the relative contributions of both partners. At December 31, 1994, Phillips' net investment in PSPC was $110 million, and the company's share of net income was
93.4 percent. The company's share of net income and cash flows from the partnership will decrease as Sumika contributes additional funds for construction of a new PSPC polypropylene facility in Pasadena, Texas, but Phillips' share will not fall below 50 percent. Revenues and cash flows generated by these transferred assets through July 31, 1994, were consolidated into the company's financial statements. In 1994, PSPC purchased
$32 million in feedstocks from Phillips.


Phillips Petroleum Singapore Chemicals (Private) Limited (PPSC)

In the first quarter of 1994, PPSC, an affiliate that owns and operates a polyethylene plant in Singapore, completed the sale of 117,857,144 shares of common stock for $85 million in notes receivable, which will be collected as needed for plant construction, scheduled for 1995 through 1997. Phillips is proportionally responsible for 50 percent of any cost overruns and repayment of a $93 million project loan until the completion of construction. After completion of construction, any borrowings under the project loan become non-recourse to Phillips. This sale reduced the company's interest in PPSC from
85.7 percent to 50 percent, and resulted in a $20 million gain. For tax purposes, this is an equity transaction and therefore not taxable. Since the sale, PPSC has been accounted for using the equity method. This deconsolidation did not have a material effect upon the company's financial position. At December 31, 1994, the company's net investment in PPSC was $78 million.


Sweeny Olefins Limited Partnership (SOLP)

At December 31, 1994, the company's 50 percent interest in SOLP, which owns and operates a 1.5 billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery, was carried at a net investment of $65 million. During construction of this facility, the company made advances to the partnership under a subordinated loan agreement (SLA) to fund certain costs related to completing the project. In 1993 and 1992, the company was required to make advances of $1 million and $19 million, respectively. No advances were required during 1994.

During the fourth quarter of 1992, the company sold participating interests in the SLA to a syndicate of banks for $211 million under a participation agreement. The sale of this receivable is subject to recourse, in that the company has a contingent obligation to pay the amounts due the participating banks if SOLP fails to pay. It is not economically practicable to estimate the fair value of the company's obligations to SOLP or to the participating banks. The balance of the subordinated loan at December 31, 1994, was $195 million.

SOLP has agreements with the company under which Phillips will provide specified quantities of feedstocks, which SOLP is committed to take, purchase specified quantities of finished products, and provide plant operating and marketing services. In 1994, 1993 and 1992, respectively, SOLP purchased $186 million, $205 million and $210 million in feedstocks from Phillips and sold $91 million, $114 million and $125 million of finished products to the company. SOLP made payments to Phillips for plant operating and marketing services of $20 million, $20 million and $19 million in 1994, 1993 and 1992, respectively. Receivables from and payables to SOLP were $20 million and $9 million at December 31, 1994, and $17 million and $11 million at December 31, 1993, respectively.

GPM Gas Gathering L.L.C. (GGG)

During 1993, Phillips' GPM operating subsidiary, GPM Gas Corporation, and a group of institutional investors formed GGG, a limited liability company in which GPM Gas Corporation owns a 50 percent equity interest. GPM Gas Corporation sold a portion of its gas gathering assets in the West Texas region of the Permian Basin to GGG for $138 million. GGG provides gas gathering services to the company under a long-term contract. Because of GPM Gas Corporation's continuing involvement in the business of GGG, a $22 million gain from the sale of the assets has been deferred and will be recognized over the remaining life of the gathering facilities. At December 31, 1994, the net investment in GGG was $6 million. Gathering fees paid to GGG during 1994 were approximately $60 million.


Note 4--Properties, Plants and Equipment

The company's investment in properties, plants and equipment
(PP&E), with accumulated depreciation, depletion and amortization
(DD&A), at December 31 was:

                                  Millions of Dollars
                     ---------------------------------------------
                              1994                    1993*
                     ----------------------  ---------------------
                       Gross            Net   Gross            Net
                        PP&E    DD&A   PP&E    PP&E    DD&A   PP&E
                     ----------------------  ---------------------

E&P                  $ 9,819   6,155  3,664   9,417   6,047  3,370
GPM                    1,614     942    672   1,463     884    579
RM&T                   3,333   1,448  1,885   3,175   1,282  1,893
Chemicals              2,535   1,100  1,435   2,943   1,255  1,688
Corporate and Other      992     606    386   1,040     609    431
- ------------------------------------------------------------------
                     $18,293  10,251  8,042  18,038  10,077  7,961
==================================================================
*Restated for segment realignment.  See Note 17.


Note 5--Accrued Dismantlement, Removal and Environmental Costs

At December 31, 1994 and 1993, the company had accrued
$449 million and $414 million, respectively, of dismantlement and removal costs, primarily related to worldwide offshore production facilities and to production facilities at Prudhoe Bay. Total probable dismantlement and removal costs estimated at December 31, 1994, were $854 million. These costs are accrued primarily on the unit-of-production method.

Phillips had accrued environmental costs, primarily related to cleanup of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations, and other various costs, of $62 million and $72 million at December 31, 1994 and 1993, respectively. Phillips had also accrued $31 million and $16 million of environmental costs associated with discontinued or sold operations at December 31, 1994 and 1993, respectively.

Also, $13 million was included at December 31, 1994 and 1993, for sites where the company has been named a Potentially Responsible
Party. At the same dates, $9 million and $13 million, respectively, had been accrued for other environmental litigation. At December 31, 1994 and 1993, total environmental accruals were $115 million and $114 million, respectively.


Note 6--Debt

Long-term debt due after one year at December 31 was:

                                             Millions of Dollars
                                            ---------------------
                                              1994           1993
                                            ---------------------

9 1/2% Notes Due 1997                       $  299            299
9 3/8% Notes Due 20ll                          349            349
9.18% Notes Due September 15, 2021             300            300
9% Notes Due 2001                              250            250
8.86% Notes Due May 15, 2022                   250            250
8.49% Notes Due January 1, 2023                250            250
7.92% Notes Due April 15, 2023                 250            250
7.20% Notes Due November 1, 2023               250            250
6.65% Notes Due March 1, 2003                  100            100
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 Due 2007                          20             20
Revolving debt due to banks and others
  through 1997 at 3 3/8% - 6 1/2%              202            278
Guarantees of LTSSP bank loans payable
  at 2 31/32% - 6 3/8%                         485            510
Medium-term notes due various years            100            100
Other obligations                                1              2
- -----------------------------------------------------------------
                                            $3,106          3,208
=================================================================


Maturities of long-term debt in 1995 through 1999 are:
$18 million (included in current liabilities), $28 million, $547 million, $32 million and $111 million, respectively.

During 1994, the company's LTSSP signed a $131 million term loan agreement that was used to refinance its outstanding notes payable issued in 1988. The notes were redeemed on May 16, 1994. The new term loan requires repayment in annual installments through the year 1998, matching the maturities of the refinanced notes, but at a reduced cost. The outstanding balance was $105 million at December 31, 1994. Also in 1994, the company's LTSSP signed an agreement amending a second term loan under which $397 million is outstanding. The amended 15-year term loan requires repayment in annual installments beginning in 1999 and has the same maturity as the original term loan agreement entered into in 1990, but provides a lower rate of interest. The company continues to guarantee payment of the LTSSP debt.

Under the LTSSP $397 million 15-year term bank loan, any participating bank in the syndicate of lenders may cease to participate on November 30, 2001, by giving not less than 180 days' prior notice to the LTSSP and the company. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 1999. Each bank participating in the LTSSP loan has the optional right, if the current directors or their approved successors cease to be a majority of the Board, and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice. (See Note 13 for additional discussion of the LTSSP.)

As part of its revolving debt, the company has a $250 million commercial paper program supported by a direct-pay irrevocable bank letter of credit with a scheduled expiration date of September 1997. At December 31, 1994 and 1993, respectively, $202 million and $120 million of commercial paper had been issued. The revolving debt, including the commercial paper, has been classified as non-current based on the company's ability and intent to refinance it on a long-term basis. The bank providing the irrevocable letter of credit for the commercial paper program has the optional right, if the company's current directors or their approved successors cease to be a majority of the Board, and upon not less than 90 days' notice, to terminate its obligation under the agreements pertaining to the letters of credit.

During the second quarter of 1994, the company secured more favorable commitment fees and interest rates by replacing four of its bank credit facilities, totaling $1.4 billion, with one facility of $800 million. The terms of the new facility are similar to the terms of the credit facilities terminated. In November 1994, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, signed a $500 million revolving credit facility with a group of international banks, replacing a $300 million line of credit that was due to expire in 1995. At December 31, 1994, all of the $1.3 billion provided by these two credit facilities was available to be drawn.

Depending on the credit facility, borrowings may bear interest at a margin above rates offered by certain designated banks in the London interbank market or at margins above certificate of deposit or prime rates offered by certain designated banks in the United States. Most margins are adjusted upward at certain intervals throughout the terms of the agreements. In addition, the agreements call for commitment fees on available, but unused, amounts. Included in the agreements for these credit facilities are optional early termination rights for changes in control substantially similar to those applicable to the commercial paper program.

Note 7--Business Interruption Insurance

The company recognized income from business interruption insurance in 1993 and 1992 related to an April 1991 fire at its Sweeny, Texas, refinery.


Note 8--Contingent Liabilities

Environmental--The company is subject to federal, state and local environmental laws and regulations. These may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings.

HCC Litigation--The company continues to defend claims resulting from the October 23, 1989, explosion and fire at Phillips 66 Company's Houston Chemical Complex (HCC). All suits involving fatalities and most of those involving serious physical injury have been settled. Most of the approximately 25 remaining claimants seek compensatory and punitive damages, primarily for alleged psychological injury. As of March 31, 1994, all insured claims had been paid by the insurers.

Other Legal Proceedings--The company is a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made.

Other Contingencies--The company has contingent liabilities resulting from throughput agreements with pipeline and processing companies in which it holds stock interests. Under these agreements, Phillips may be required to provide any such company with additional funds through advances against future charges for the shipping or processing of petroleum liquids, natural gas and refined products.

In the case of all known contingencies, the company accrues a charge for a loss when it is probable and the amount is reasonably estimable. These accruals are not discounted for delays in future payment and are not reduced for potential insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

As facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties. Estimated future tax and legal costs are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.


Note 9--Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts Held for Purposes
Other Than Trading

The company and certain of its subsidiaries use financial and commodity-based derivative contracts to hedge exposures to currency fluctuations and crude oil, natural gas and related product price changes. For every derivative contract used, there is an offsetting physical or financial position, firm commitment or anticipated transaction. In 1994, the net realized and unrealized gains and losses from derivative contracts used by Phillips were not material to the company's financial statements.

Derivatives used included forward exchange agreements, swaps, options, and futures. The company uses forward exchange agreements to hedge exposures to exchange rate fluctuations associated with certain assets and obligations. The hedges used in 1994 and 1993 relate primarily to intercompany financings denominated in pounds sterling and receivables from gas sales denominated in German marks. Futures, options, and swaps are used in the company's commodity hedging program to limit the risk of inventory value erosion, lock in feedstock-to-product margins at acceptable levels, and control risk created by special pricing requests from customers.

In the case of certain anticipated transactions, expected product sales are hedged up to six months into the future. The volume of anticipated sales hedged, and the realized and unrealized gains and losses from those hedges, were not material to the company's financial statements in 1994.

The notional amounts in the following table represent only the amounts hedged, not the net market exposure, which is significantly less. Any gains or losses from these positions will offset gains or losses on the underlying exposures. Outstanding derivative contracts in U.S. dollars at December 31, 1994, were:

                                                         Millions
                                                       of Dollars
                                                       ----------

Currency hedging--forward exchange contracts                 $347
- -----------------------------------------------------------------
Commodity hedging
  Futures                                                       6
  Swaps                                                         1
  Options                                                       1
- -----------------------------------------------------------------
    Total commodity hedges                                      8
- -----------------------------------------------------------------
                                                             $355
=================================================================


Credit Risk

The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and over-the-counter derivative contracts. The company's cash equivalents are placed in high-quality time deposits with major international banks and financial institutions, limiting its exposure to concentrations of credit risk. The company's trade receivables result primarily from its petroleum and chemicals operations and reflect a broad customer base, both nationally and internationally. The company also routinely assesses the financial strength of its customers.

The credit risk from the company's over-the-counter derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction, typically a major bank or financial institution. Phillips does not anticipate non-performance by any of these counterparties, none of whom does sufficient volume with the company to create a significant concentration of credit risk. Futures contracts have a negligible credit risk because they are traded on the New York Mercantile Exchange (NYMEX) or International Petroleum Exchange of London Limited (IPE).


Fair Values of Financial Instruments

The following methods and assumptions were used by the company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Long-term debt: The carrying amount of the company's floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices.

Forward exchange contracts and swaps: Fair value is estimated based on quoted market prices of comparable contracts, and approximates the net gains and losses which would have been realized if the contracts had been closed out on December 31, 1994.

Commodity futures: Fair value is based on quoted market prices obtained from NYMEX and IPE.

Options:  Fair value is based on quoted market prices.

Certain company financial instruments at December 31 were:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------  -------------
                                     1994     1993   1994    1993
                                   ---------------  -------------
Long-term debt, including current
  maturities                       $3,124    3,226 3,050    3,480
Forward exchange contracts              1        -     1        -
Futures*                                -        -     -        -
Swaps*                                  -        -     -        -
Options*                                -        -     -        -
- -----------------------------------------------------------------
*Amounts were less than $1 million.


Note 10--Preferred Stock of Subsidiary

In December 1992, the company's subsidiary, Phillips Gas Company
(PGC), completed a $345 million public offering of 13,800,000 shares of a new Series A 9.32% Cumulative Preferred Stock. The shares are redeemable in whole, or in part, at the option of PGC, on or after December 14, 1997, at a redemption price of $25 per share, plus accrued and unpaid dividends.

In connection with the offering, the company made a commitment to make equity infusions in the future, if necessary, to keep the consolidated tangible net worth of PGC at or above specified levels. Phillips also committed to make a liquidity facility available in an amount sufficient to enable PGC to meet its payment obligations, including those with respect to dividends on the Series A Preferred Stock. It has not been necessary for Phillips to make equity infusions, nor has PGC utilized the liquidity facility.


Note 11--Preferred Share Purchase Rights

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

Note 12--Non-Mineral Operating Leases

The company leases ocean transport vessels, tank and hopper railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. At December 31, 1994, future minimum payments due under non-cancelable operating leases were:

                                                        Millions
                                                       of Dollars
                                                       ----------

1995                                                         $ 87
1996                                                           83
1997                                                           64
1998                                                           38
1999                                                           20
Remaining years                                               197
- -----------------------------------------------------------------
                                                             $489
=================================================================


In September 1994, the company completed the sale and leaseback of a substantial portion of its tank and hopper railcar fleet, its corporate aircraft and certain of its airport refueling tank trucks, resulting in cash inflow of $111 million. The lease agreements grouped the equipment into the broad types of assets described above, with four different tranches of lease terms.
The lease terms extend up to 19 years, and future minimum rental payments on these leases are included in the table above. At the expiration of the lease terms, the company has the option to renew the leases or purchase the equipment, but has no contingent liabilities for guaranteed residual values.

In 1993, the company and a co-venturer agreed to sell and lease back two tankers that were under construction for use in the transport of liquefied natural gas from Kenai, Alaska, to Japan. Construction on both tankers was completed in 1993, and the tankers were placed in service. The company received
$278 million for its 70 percent share of the tankers. The leases have five-year terms. Future minimum rental payments on these leases are included in the table above. The rental payments may vary, depending on movements in certain interest rate indicators. The leases do not contain a renewal option, but do contain a fixed price purchase option. Also, the company and its co-venturer have provided a limited guarantee of the residual values of the tankers at the end of the leases' terms. The company's
70 percent share of the guaranteed residual values totals
$213 million.

Operating lease rental expense for years ended December 31 was:

                                           Millions of Dollars
                                         ------------------------
                                         1994      1993*     1992*
                                         ------------------------

Total rentals                            $102        97       119
Less sublease rentals                       6         6         5
- -----------------------------------------------------------------
                                         $ 96        91       114
=================================================================
*Restated.


Note 13--Employee Benefit Plans

Defined Benefit Plans

The company has defined benefit retirement plans covering substantially all employees. The plans are generally non-contributory, with benefit formulas based on employee earnings and credited service. The company's funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974. Contributions to foreign plans are dependent upon local laws and tax regulations. The company also sponsors non-qualified supplementary retirement plans for senior management and non-employee directors.

Net pension cost was:

                                    Millions of Dollars
                          ---------------------------------------
                              U.S. Plans          Foreign Plans
                          ------------------   ------------------
                          1994   1993   1992   1994   1993*  1992*
                          ------------------   ------------------

Service cost              $ 30     32     29     14     12     12
Interest cost               43     42     38     15     16     17
Return on assets
  Actual                     2      4      1     (2)   (41)   (14)
  Deferred gains
    (losses)               (30)   (36)   (36)   (14)    24     (4)
Amortization of
  Net asset                 (7)    (7)    (7)     -      -      -
  Net losses                12      8      3      1      -      1
  Prior service cost         2      2      1      -      1      1
- -----------------------------------------------------------------
Net pension cost          $ 52     45     29     14     12     13
=================================================================
*Restated to reflect the company's gross pension cost before recovery from co-venturers.


In determining net pension cost, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years.

The company's domestic plans generally have an accumulated benefit obligation in excess of plan assets. For the foreign plans, however, the value of plan assets is generally larger than the accumulated benefit obligation. Assets include a participating annuity contract, commingled funds, real estate, stocks, bonds and insurance contracts. A foreign plan also holds employee home mortgage loans. A table showing the funded status of the plans and a reconciliation with accrued pension cost and deferred gain on reversion at December 31 follows:

                                         Millions of Dollars
                                   ------------------------------
                                     U.S. Plans     Foreign Plans
                                   --------------   -------------
                                    1994     1993   1994     1993*
                                   --------------   -------------

Plan assets at fair value          $ 261      243    246      212
- -----------------------------------------------------------------
Actuarial present value of
  benefit obligations
    Vested benefits                  306      311    161      162
    Non-vested benefits               18       22      -        1
- -----------------------------------------------------------------
Accumulated benefit obligation       324      333    161      163
Effect of projected future
  salary increases                   179      211     69       55
- -----------------------------------------------------------------
Projected benefit obligation         503      544    230      218
- -----------------------------------------------------------------
Excess asset (obligation)           (242)    (301)    16       (6)
Unrecognized net asset               (41)     (48)    (1)      (2)
Unrecognized net (gains) losses       51      127     (9)      13
Unrecognized prior service cost       38       26      9        9
- -----------------------------------------------------------------
Prepaid (accrued) pension cost
  and deferred gain on reversion   $(194)    (196)    15       14
=================================================================
*Restated to reflect the company's gross interest in the plans' funded status before recovery from co-venturers.

Assumptions--Weighted Average
  at December 31
Rate of compensation increase       4.25%    4.25   4.20     3.70
Discount rate                       8.75     7.25   7.70     6.70
Long-term rate of return on
  assets                           11.25    12.00   8.50     7.40
- -----------------------------------------------------------------


Other Postretirement Plans

Company plans provide certain health care and life insurance benefits for substantially all retired U.S. employees. The health care plan is contributory, while the life insurance plan is non-contributory. Retirees covered by the health care plan essentially pay their own way, except those persons who retired prior to March 1986 and early retirees not yet eligible for Medicare. The company's policy is to fund the health care plan in amounts sufficient to cover current claims. The life insurance plan is funded based on actuarial determinations.

Net postretirement benefit cost was:

                                       Millions of Dollars
                               ----------------------------------
                                    Health             Life
                               ----------------  ----------------
                               1994  1993  1992  1994  1993  1992
                               ----------------  ----------------

Service cost                    $ 2     2     2     1     1     1
Interest cost                     8     9     9     4     4     4
Return on assets
  Actual                          -     -     -    (2)   (2)   (2)
  Deferred losses                 -     -     -    (1)   (1)   (1)
Amortization of net losses        -     2     3     -     1     1
- -----------------------------------------------------------------
Net postretirement benefit
  cost                          $10    13    14     2     3     3
=================================================================


In determining net postretirement benefit cost, the company has elected to amortize net gains and losses on a straight-line basis over 10 years.

The following table shows the funded status of the plans and a reconciliation with accrued postretirement benefit cost at December 31.

                                         Millions of Dollars
                                    -----------------------------
                                       Health           Life
                                    -------------   -------------
                                     1994    1993   1994     1993
                                    -------------   -------------
Accumulated postretirement
  benefit obligation (APBO)
    Retirees                         $ 53      56     35       38
    Fully eligible active
      participants                     11      12      3        5
    Other active participants          10      34      2        9
- -----------------------------------------------------------------
                                       74     102     40       52
Plan assets at fair value, held
  under a reserve deposit contract      -       -     35       36
- -----------------------------------------------------------------
APBO in excess of plan assets         (74)   (102)    (5)     (16)
Unrecognized net (gains) losses        (2)      8     (2)       6
Unrecognized prior service cost       (21)      -     (4)       -
- -----------------------------------------------------------------
Accrued postretirement benefit
  cost                               $(97)    (94)   (11)     (10)
=================================================================

Financial Assumptions
Discount rate                        8.75%   7.25   8.75     7.25
Long-term rate of return on assets
  (non-taxable)                         -       -   7.00     7.00
Rate of compensation increase           -       -   4.25     4.25
- -----------------------------------------------------------------


At the end of 1994, certain changes were made to the company's postretirement benefit plans. To be eligible for retiree coverage in the medical and life insurance plans, employees must now have 10 years of service after age 45, except for those employees who had already attained age 45 by the end of 1994. Formerly, all retirees, regardless of service, were eligible for coverage.

Also, beginning in 2005, company contributions to retiree medical coverage will be capped at the amount contributed in the 2004 plan year. These plan changes resulted in a curtailment gain of $1 million, which was recognized in 1994, and unrecognized negative prior service cost of $25 million which will be recognized over future periods.

At December 31, 1994, the health care cost trend rate is assumed to decrease gradually from 8 percent in 1995 to 5 percent in 2003 and 2004. No increases in medical costs are assumed for years beginning in 2005 due to the plan amendments described above. The same health care cost trend rate was used at December 31, 1993, except that costs were assumed to increase by 5 percent each year after 2004. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO at December 31, 1994 and 1993, by $4 million and $11 million, respectively, and the aggregate of the service and interest cost components by $1 million for both 1994 and 1993.


Termination Benefits and Plan Curtailments

The company recorded charges of $59 million, $40 million and $93 million for severance benefits in connection with work force reductions in 1994, 1993 and 1992, respectively, which included charges of $1 million, $3 million and $6 million, representing the curtailment effect and special termination benefits for postretirement medical and life benefits in 1994, 1993 and 1992, respectively, as well as special pension termination benefit costs of $7 million and $6 million in 1994 and 1993, respectively. In 1992, special termination benefit costs of $18 million were offset by a curtailment gain of $19 million.


Defined Contribution Plans

Most employees may elect to participate in the company-sponsored Thrift Plan by contributing a portion of their earnings to any of several investment funds. A percentage of the employee contribution is matched by the company. Company contributions charged to expense were $6 million each in 1994, 1993 and 1992.

The company LTSSP is a leveraged employee stock ownership plan. Most employees may elect to participate in the LTSSP by contributing 1 percent of their earnings and receiving an allocation of shares of common stock proportionate to their contributions. In 1990 and 1988, the LTSSP borrowed funds that were used to purchase previously unissued shares of company common stock. Since the company guarantees the LTSSP's borrowings, the unpaid balance is reported as a liability of the company and unearned compensation is shown as a reduction of stockholders' equity. Dividends on all shares are charged against retained earnings. The debt is serviced by the LTSSP from company contributions and dividends received on certain shares of common stock held by the plan. The number of shares released for allocation to participant accounts is based on the terms of the plan and is determined by debt service payments on LTSSP borrowings.

The company recognizes interest expense as incurred and compensation expense based on the cost of shares released, using the shares-allocated method. The company recognized total LTSSP expense of $23 million, $18 million and $26 million in 1994, 1993 and 1992, respectively. This included compensation expense of $22 million, $17 million and $25 million in 1994, 1993 and 1992, respectively. Company contributions to the LTSSP in 1994, 1993 and 1992 were $12 million, $7 million and $15 million, respectively. Dividends used to service debt were $37 million, $39 million and $36 million in 1994, 1993 and 1992, respectively. These dividends reduce the amount of expense recognized each period. Interest incurred on the LTSSP debt in 1994, 1993 and 1992 was $24 million, $20 million and $25 million, respectively.

The LTSSP shares as of December 31, 1994, were:

Unallocated shares                                     18,273,724
Allocated shares                                       14,681,101
- -----------------------------------------------------------------
Total LTSSP shares                                     32,954,825
=================================================================


Incentive Compensation Plans

The company has an Annual Incentive Compensation Plan to provide awards to key employees, and a Performance Incentive Program, which began in 1993, that provides most non-executive employees with additional compensation if key safety, operating and financial objectives are met. In anticipation of awards under both of these plans and the Omnibus Securities Plan, provisions of $45 million, $36 million and $7 million were charged against earnings in 1994, 1993 and 1992, respectively.

Under the Omnibus Securities Plan (the Plan) approved by shareholders, stock options and stock awards for key employees are authorized for up to eight-tenths of 1 percent (.8 percent) of the total issued and outstanding shares as of December 31 of the year preceding the awards. Any shares not issued in the current year are available for future grant. The Plan could result in an
8.3 percent dilution of stockholders' interest if all available shares are awarded over the 10-year life of the Plan. The Plan also provides for non-stock-based awards.

Stock options granted under provisions of the Plan and earlier plans permit purchase of the company's common stock at exercise prices equivalent to the average market price of the stock on the date the options were granted. The options have terms of 10 years and normally become exercisable in increments up to 25 percent on each anniversary date following the date of grant. Stock Appreciation Rights (SARs) may from time to time be affixed to the options. Options exercised in the form of SARs permit the holder to receive stock, or a combination of cash and stock, subject to a declining cap on the exercise price.

A comparative summary of stock options and SARs granted under the Plan and previous plans follows:

                                      1994        1993       1992
                                 --------------------------------

Shares under option at
  January 1                      5,614,501   5,170,280  5,924,584
Options granted at
  $22.57 to $35.00 per share     1,528,200   1,671,502    195,131
Options exercised at
  $12.63 to $27.50 per share      (672,509) (1,192,015)  (803,899)
Options forfeited                 (145,156)    (35,266)  (145,536)
- -----------------------------------------------------------------
Shares under option at
  December 31 (at exercise
  prices from $12.63 to
  $35.00 per share)              6,325,036   5,614,501  5,170,280
=================================================================
Options exercisable at
  December 31 (at exercise
  prices from $12.63 to
  $35.00 per share)              3,330,508   2,939,548  3,134,622
- -----------------------------------------------------------------
Shares available for grant
  at January 1*                  2,311,292   2,081,851  6,526,208
- -----------------------------------------------------------------
Shares available for grant
  at December 31                   626,210     219,451  6,442,787
- -----------------------------------------------------------------
SARs under option at
  January 1                        196,616     332,588    645,027
SARs forfeited                    (100,066)   (135,972)  (312,439)
- -----------------------------------------------------------------
SARs under option at
  December 31 (at exercise
  prices from $12.63 to
  $17.13 per share)                 96,550     196,616    332,588
=================================================================
SARs exercisable at
  December 31 (at exercise
  prices from $12.63 to
  $17.13 per share)                 96,550     196,616    332,588
- -----------------------------------------------------------------
*The number of shares available for grant in 1994 and 1993 under the terms of the Omnibus Securities Plan were determined on an annual basis. Shares available for grant in 1992 were based on the total number of shares authorized for the life of the 1990 Stock Plan.

Note 14--Taxes

Taxes charged to income before extraordinary items and cumulative effect of change in accounting principle were:

                                            Millions of Dollars
                                          -----------------------
                                           1994     1993     1992
                                          -----------------------
Taxes Other Than Income Taxes
Property                                   $ 91       89       98
Production                                   56       65       66
Payroll                                      56       58       61
Environmental                                57       56       65
Other                                        11       15       20
- -----------------------------------------------------------------
                                            271      283      310
- -----------------------------------------------------------------
Income Taxes
Federal
  Current                                    74       60       32
  Deferred                                  (41)    (105)    (210)
Foreign
  Current                                   340      312      398
  Deferred                                  (14)      26       10
State and local
  Current                                     6        1       46
  Deferred                                    3       (1)     (35)
- -----------------------------------------------------------------
                                            368      293      241
- -----------------------------------------------------------------
Total taxes charged to income before
  extraordinary items and cumulative
  effect of change in accounting
  principle                                $639      576      551
=================================================================


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                1994         1993
                                              -------------------
Deferred Tax Liabilities
Depreciation, depletion and amortization      $1,685        1,549
Other                                             39           24
- -----------------------------------------------------------------
Total deferred tax liabilities                 1,724        1,573
- -----------------------------------------------------------------
Deferred Tax Assets
Contingency accruals                             144          166
Benefit plan accruals                            208          175
Accrued dismantlement, removal and
  environmental costs                            180          138
Other financial accruals and deferrals           108           96
Alternative minimum tax and other
  credit carryforwards                           288          253
Loss carryforwards                               247          222
Depreciation, depletion and amortization          16           33
Other                                             29           31
- -----------------------------------------------------------------
Total deferred tax assets                      1,220        1,114
Less valuation allowance                         142          181
- -----------------------------------------------------------------
Net deferred tax assets                        1,078          933
- -----------------------------------------------------------------
Net deferred tax liabilities                  $  646          640
=================================================================


Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include the future level of product prices, costs and tax rates. Based on the company's historical taxable income, management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The utilization of capital-loss carryforwards and changes in other loss carryforwards resulted in a net decrease in the valuation allowance of $39 million during 1994.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. At December 31, 1994 and 1993, these temporary differences were $275 million and $240 million, respectively. Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and foreign income before income taxes, extraordinary items and cumulative effect of change in accounting principle, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

                                                      Percent of
                           Millions of Dollars       Pretax Income
                           -------------------   --------------------
                            1994   1993   1992    1994    1993   1992
                           -------------------   --------------------
Income (loss) before
  income taxes,
  extraordinary items and
  cumulative effect of
  change in accounting
  principle
    United States          $ 346     (4)   (69)   40.6%    (.7) (13.5)
    Foreign                  506    542    580    59.4   100.7  113.5
- ---------------------------------------------------------------------
                           $ 852    538    511   100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax               $ 298    188    174    35.0%   35.0   34.0
Foreign taxes in excess of
  federal statutory rate     169    171    193    19.8    31.8   37.9
Revisions of prior year
  tax accruals                 -      -    (78)      -       -  (15.3)
Credit for producing fuel
  from a non-conventional
  source                     (44)   (37)   (42)   (5.2)   (6.9)  (8.2)
Capital-loss carryforward    (50)   (27)     -    (5.8)   (5.0)     -
Other                         (5)    (2)    (6)    (.6)    (.4)  (1.2)
- ---------------------------------------------------------------------
                           $ 368    293    241    43.2%   54.5   47.2
=====================================================================


Excise taxes accrued on the sale of petroleum products were $1,121 million, $844 million and $752 million for the years ended
December 31, 1994, 1993 and 1992, respectively. These taxes are excluded from reported revenues and expenses.

Note 15--Cash Flow Information

                                           Millions of Dollars
                                         ------------------------
                                         1994      1993      1992
                                         ------------------------
Non-Cash Investing and Financing
  Activities
Treasury stock awards issued (canceled)
  under incentive compensation plans     $(15)        7        (4)
Accrued expenditures for two liquefied
  natural gas tankers based on
  percentage of completion                  -         -       102
Capitalized process license fee payable
  in installments from 1993 to 1999         -        16         -
Contribution of non-cash net assets to
  equity-method affiliates                109        27         -
- -----------------------------------------------------------------
Cash Payments
Interest
  Debt                                   $235       224       380
  Taxes and other                          48        45       119
- -----------------------------------------------------------------
                                         $283       269       499
=================================================================
Income taxes                             $451       487       426
- -----------------------------------------------------------------


Note 16--Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          1994     1993      1992
                                         ------------------------
Interest
Incurred
  Debt                                   $ 237      234       311
  Other                                     28       55        81
- -----------------------------------------------------------------
                                           265      289       392
Capitalized                                (15)     (11)      (16)
- -----------------------------------------------------------------
Expensed                                 $ 250      278       376
=================================================================
Maintenance and Repairs--expensed        $ 441      481       537
- -----------------------------------------------------------------
Research and Development
  Expenditures--expensed                 $  78       93        96
- -----------------------------------------------------------------
Foreign Currency Transaction
  Gains (Losses)--after-tax              $   3       (2)       27
- -----------------------------------------------------------------
Cash Dividends paid per
  common share                           $1.12     1.12      1.12
- -----------------------------------------------------------------

Note 17--Segment and Geographic Information

The company is primarily involved in four business segments:
1) Exploration and Production (E&P)--explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis; 2) Gas Gathering, Processing and Marketing (GPM)--gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves; 3) Refining, Marketing and Transportation (RM&T)--refines, markets and transports crude oil and petroleum products; 4) Chemicals--fractionates natural gas liquids, manufactures and markets a broad range of petroleum-based chemical products. Corporate and Other includes general corporate overhead, net interest expense and various other operations.

Sales and other operating revenues to outside customers and sales within Phillips by business segment and by geographic area are at market value. Operating profit excludes general corporate revenue and expense, interest, minority interest, equity in earnings of affiliates, and income taxes. Income taxes are allocated based upon each segment's taxable income reduced by applicable tax credits. Corporate assets include all cash and cash equivalents.

Analysis of Results by Business Segment


                                                    Millions of Dollars
                                             --------------------------------
                                                E&P          GPM         RM&T
                                             --------------------------------
1994
Sales and Other Operating Revenues
    Outside customers                        $1,787          595        7,029
    Sales within Phillips                       948          596          366
- -----------------------------------------------------------------------------
      Segment sales                          $2,735        1,191        7,395
=============================================================================
Operating Profit                             $  708           45          187
    Equity in earnings
      of affiliates                              36            3           15
    Minority interest                            (2)         (32)           -
    Corporate/non-operating items
        Interest expense                          -            -            -
        Other                                     -            -            -
    Income taxes                               (400)         (17)         (66)
- -----------------------------------------------------------------------------
      Net income (loss)                      $  342           (1)         136
=============================================================================
Assets
    Identifiable assets                      $4,378          829        2,704
    Investments in and advances
      to affiliated companies                   252            6           24
- -----------------------------------------------------------------------------
      Total assets                           $4,630          835        2,728
=============================================================================
Depreciation, Depletion,
  Amortization and Retirements               $  446           70          128
- -----------------------------------------------------------------------------
Capital Expenditures and Investments         $  707          172          100
- -----------------------------------------------------------------------------


1993**
Sales and Other Operating Revenues
    Outside customers                        $1,741          607        7,032
    Sales within Phillips                     1,104          639          392
- -----------------------------------------------------------------------------
      Segment sales                          $2,845        1,246        7,424
=============================================================================
Operating Profit                             $  785          114           77
    Equity in earnings
      of affiliates                              38            -           15
    Minority interest                            (5)         (32)           -
    Corporate/non-operating items
        Interest expense                          -            -            -
        Other                                     -            -            -
    Income taxes                               (429)         (40)         (27)
    Extraordinary item                            -            -            -
- -----------------------------------------------------------------------------
      Net income (loss)                      $  389           42           65
=============================================================================
Assets
    Identifiable assets                      $4,121          750        2,603
    Investments in and advances
      to affiliated companies                   277            5           26
- -----------------------------------------------------------------------------
      Total assets                           $4,398          755        2,629
=============================================================================
Depreciation, Depletion,
  Amortization and Retirements               $  450           73          121
- -----------------------------------------------------------------------------
Capital Expenditures and Investments         $  821          120           82
- -----------------------------------------------------------------------------



Analysis of Results by Business Segment


                                                  Millions of Dollars
                                         ------------------------------------
                                                      Corporate
                                         Chemicals    and Other  Consolidated*
                                         ------------------------------------
1994
Sales and Other Operating Revenues
    Outside customers                     $  2,793            7        12,211
    Sales within Phillips                      507           45             -
- -----------------------------------------------------------------------------
      Segment sales                       $  3,300           52        12,211
=============================================================================
Operating Profit                          $    323           (7)        1,256
    Equity in earnings
      of affiliates                             30            -            84
    Minority interest                            -            -           (34)
    Corporate/non-operating items
        Interest expense                         -         (250)         (250)
        Other                                    -         (204)         (204)
    Income taxes                               (94)         209          (368)
- -----------------------------------------------------------------------------
      Net income (loss)                   $    259         (252)          484
=============================================================================
Assets
    Identifiable assets                   $  2,071          881        10,863
    Investments in and advances
      to affiliated companies                  291            -           573
- -----------------------------------------------------------------------------
      Total assets                        $  2,362          881        11,436
=============================================================================
Depreciation, Depletion,
  Amortization and Retirements            $    106           44           794
- -----------------------------------------------------------------------------
Capital Expenditures and Investments      $    144           31         1,154
- -----------------------------------------------------------------------------


1993**
Sales and Other Operating Revenues
    Outside customers                     $  2,920            9        12,309
    Sales within Phillips                      421           39             -
- -----------------------------------------------------------------------------
      Segment sales                       $  3,341           48        12,309
=============================================================================
Operating Profit                          $    113          (18)        1,071
    Equity in earnings
      of affiliates                             13            -            66
    Minority interest                            2            -           (35)
    Corporate/non-operating items
        Interest expense                         -         (278)         (278)
        Other                                    -         (286)         (286)
    Income taxes                               (37)         240          (293)
    Extraordinary item                           -           (2)           (2)
- -----------------------------------------------------------------------------
      Net income (loss)                   $     91         (344)          243
=============================================================================
Assets
    Identifiable assets                   $  2,314          844        10,632
    Investments in and advances
      to affiliated companies                   94            1           403
- -----------------------------------------------------------------------------
      Total assets                        $  2,408          845        11,035
=============================================================================
Depreciation, Depletion,
  Amortization and Retirements            $    156           41           841
- -----------------------------------------------------------------------------
Capital Expenditures and Investments      $    174           29         1,226
- -----------------------------------------------------------------------------
See next page for accompanying footnotes.

                                                    Millions of Dollars
                                             --------------------------------
                                                E&P          GPM         RM&T
                                             --------------------------------
1992**
Sales and Other Operating Revenues
    Outside customers                        $1,685          493        6,887
    Sales within Phillips                     1,220          669          366
- -----------------------------------------------------------------------------
      Segment sales                          $2,905        1,162        7,253
=============================================================================
Operating Profit                             $  825          125          122
    Equity in earnings of
      affiliates                                 47            -           16
    Minority interest                           (10)          (2)           -
    Corporate/non-operating items
      Interest expense                            -            -            -
      Other                                       -            -            -
    Income taxes                               (485)         (45)         (44)
    Extraordinary item                            -            -            -
    Cumulative effect of
      change in accounting
      principle                                   -            -            -
- -----------------------------------------------------------------------------
      Net income (loss)                      $  377           78           94
=============================================================================
Assets
    Identifiable assets                      $4,128          727        2,844
    Investments in and
      advances to affiliated
        companies                               300            -           30
- -----------------------------------------------------------------------------
      Total assets                           $4,428          727        2,874
=============================================================================
Depreciation, Depletion,
  Amortization and Retirements               $  479           78          114
- -----------------------------------------------------------------------------
Capital Expenditures and Investments         $  585           73          216
- -----------------------------------------------------------------------------



                                                  Millions of Dollars
                                         ------------------------------------
                                                      Corporate
                                         Chemicals    and Other  Consolidated*
                                         ------------------------------------
1992**
Sales and Other Operating Revenues
    Outside customers                     $  2,859            9        11,933
    Sales within Phillips                      476           64             -
- -----------------------------------------------------------------------------
      Segment sales                       $  3,335           73        11,933
=============================================================================
Operating Profit                          $     49            -         1,121
    Equity in earnings of
      affiliates                                 2            -            65
    Minority interest                            1            2            (9)
    Corporate/non-operating items
      Interest expense                           -         (376)         (376)
      Other                                      -         (290)         (290)
    Income taxes                                (3)         336          (241)
    Extraordinary item                           -          (46)          (46)
    Cumulative effect of
      change in accounting
      principle                                  -          (44)          (44)
- -----------------------------------------------------------------------------
      Net income (loss)                   $     49         (418)          180
=============================================================================
Assets
    Identifiable assets                   $  2,455          925        11,079
    Investments in and
      advances to affiliated
        companies                               56            3           389
- -----------------------------------------------------------------------------
      Total assets                        $  2,511          928        11,468
=============================================================================
Depreciation, Depletion,
  Amortization and Retirements            $    110           39           820
- -----------------------------------------------------------------------------
Capital Expenditures and Investments      $    269           29         1,172
- -----------------------------------------------------------------------------
 *After elimination of intersegment transactions.
**Restated to reflect the transfer of the company's natural gas liquids fractionation business to the Chemicals segment from the RM&T segment.
  Also, the company's coal operations are now included in E&P, instead of Corporate and Other, and the company's Puerto Rico facilities are now aligned 100 percent with the Chemicals segment, instead of being allocated between Chemicals and RM&T.

Analysis of Results of Geographic Area

                                                  Millions of Dollars
                                          -----------------------------------
                                           United             United
                                           States   Norway   Kingdom   Africa
                                          -----------------------------------
1994
Sales and Other Operating Revenues
  Outside customers                       $10,233      426       979      165
  Sales within Phillips                       141      483         2       47
- -----------------------------------------------------------------------------
    Segment sales                         $10,374      909       981      212
=============================================================================
Operating Profit                          $   784      352        16       64
- -----------------------------------------------------------------------------
Equity in Earnings of Affiliates          $    64       14         3        -
- -----------------------------------------------------------------------------
Assets
  Identifiable assets                     $ 7,550    1,244       720      206
  Investments in and advances to
    affiliated companies                      362      102        24        -
- -----------------------------------------------------------------------------
    Total assets                          $ 7,912    1,346       744      206
=============================================================================


1993
Sales and Other Operating Revenues
  Outside customers                       $10,334      466       923      117
  Sales within Phillips                       120      456         2      143
- -----------------------------------------------------------------------------
    Segment sales                         $10,454      922       925      260
=============================================================================
Operating Profit                          $   549      380        19       70
- -----------------------------------------------------------------------------
Equity in Earnings of Affiliates          $    48       15         3        -
- -----------------------------------------------------------------------------
Assets
  Identifiable assets                     $ 7,752    1,162       521      200
  Investments in and advances to
    affiliated companies                      269      105        24        -
- -----------------------------------------------------------------------------
    Total assets                          $ 8,021    1,267       545      200
=============================================================================


1992
Sales and Other Operating Revenues
  Outside customers                       $ 9,885      721       779       58
  Sales within Phillips                       147      343         2      192
- -----------------------------------------------------------------------------
    Segment sales                         $10,032    1,064       781      250
=============================================================================
Operating Profit                          $   558      449        30       89
- -----------------------------------------------------------------------------
Equity in Earnings of Affiliates          $    49       17         4        -
- -----------------------------------------------------------------------------
Assets
  Identifiable assets                     $ 8,141    1,195       358      199
  Investments in and advances to
    affiliated companies                      258      106        22        -
- -----------------------------------------------------------------------------
    Total assets                          $ 8,399    1,301       380      199
=============================================================================



Analysis of Results by Geographic Area

                                                    Millions of Dollars
                                             --------------------------------
                                             Other                  Worldwide
                                             Areas   Corporate   Consolidated*
                                            ---------------------------------
1994
Sales and Other Operating Revenues
  Outside customers                         $  408           -         12,211
  Sales within Phillips                         35           -              -
- -----------------------------------------------------------------------------
    Segment sales                           $  443           -         12,211
=============================================================================
Operating Profit                            $   40           -          1,256
- -----------------------------------------------------------------------------
Equity in Earnings of Affiliates            $    3           -             84
- -----------------------------------------------------------------------------
Assets
  Identifiable assets                       $  445         698         10,863
  Investments in and advances to
    affiliated companies                        85           -            573
- -----------------------------------------------------------------------------
    Total assets                            $  530         698         11,436
=============================================================================

1993
Sales and Other Operating Revenues
  Outside customers                         $  469           -         12,309
  Sales within Phillips                         35           -              -
- -----------------------------------------------------------------------------
    Segment sales                           $  504           -         12,309
=============================================================================
Operating Profit                            $   53           -          1,071
- -----------------------------------------------------------------------------
Equity in Earnings of Affiliates            $    -           -             66
- -----------------------------------------------------------------------------
Assets
  Identifiable assets                       $  455         542         10,632
  Investments in and advances to
    affiliated companies                         5           -            403
- -----------------------------------------------------------------------------
    Total assets                            $  460         542         11,035
=============================================================================

1992
Sales and Other Operating Revenues
  Outside customers                         $  490           -         11,933
  Sales within Phillips                         29           -              -
- -----------------------------------------------------------------------------
    Segment sales                           $  519           -         11,933
=============================================================================
Operating Profit                            $   (5)          -          1,121
- -----------------------------------------------------------------------------
Equity in Earnings of Affiliates            $   (5)          -             65
- -----------------------------------------------------------------------------
Assets
  Identifiable assets                       $  498         688         11,079
  Investments in and advances to
    affiliated companies                         2           1            389
- -----------------------------------------------------------------------------
    Total assets                            $  500         689         11,468
=============================================================================
*After elimination of intergeographic transactions.


Export sales totaled $382 million, $346 million and $333 million for 1994, 1993 and 1992, respectively.

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

Contents--Oil and Gas Operations
- -----------------------------------------------------------------

Proved Reserves Worldwide                                      87

Results of Operations                                          93

Statistics                                                     95

Costs Incurred                                                 99

Capitalized Costs                                             100

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                          101

Proved Reserves Worldwide

                                       Crude Oil
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1991            829     326     340       11      98     54
Revisions of
  previous estimates    32       3      31        -      (3)     1
Improved recovery       10       4       5        -       1      -
Purchases of reserves
  in place               2       2       -        -       -      -
Extensions and
  discoveries           64      19       -       31      13      1
Production             (76)    (34)    (26)      (3)     (9)    (4)
Sales of reserves
  in place              (5)     (5)      -        -       -      -
- ------------------------------------------------------------------
End of 1992            856     315     350       39     100     52
Revisions of
  previous estimates   (19)    (16)     (7)      (1)     (1)     6
Improved recovery       58       7      44        -       5      2
Purchases of reserves
  in place               7       6       -        1       -      -
Extensions and
  discoveries           25      19       -        -       4      2
Production             (73)    (34)    (26)      (2)     (9)    (2)
Sales of reserves
  in place             (12)     (4)      -        -      (2)    (6)
- ------------------------------------------------------------------
End of 1993            842     293     361       37      97     54
Revisions of
  previous estimates    68      (1)     74       (5)      -      -
Improved recovery       17       5      12        -       -      -
Purchases of reserves
  in place               6       2       -        4       -      -
Extensions and
  discoveries           23      11       -        8       3      1
Production             (76)    (33)    (31)      (2)     (8)    (2)
Sales of reserves
  in place              (3)     (3)      -        -       -      -
- ------------------------------------------------------------------
End of 1994            877     274     416       42      92     53
==================================================================

Developed
End of 1991            715     268     310        9      93     35
End of 1992            714     259     326        7      90     32
End of 1993            680     245     314        4      83     34
End of 1994            703     226     350        4      89     34
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

o Developed reserves are those portions of proved reserves that are recoverable through existing well bores, and production equipment and facilities.

o Revisions of previous estimates in Norway in 1994 are mainly due to a license extension and redevelopment plan.

Proved Reserves Worldwide

                                     Natural Gas
Years Ended         ----------------------------------------------
December 31                     Billions of Cubic Feet
                    ----------------------------------------------
                            United           United          Other
                     Total  States  Norway* Kingdom  Africa  Areas
                    ----------------------------------------------
Developed and
  Undeveloped
End of 1991          5,639   3,817   1,333      176      32    281
Revisions of
  previous estimates    60      (8)     93        7       -    (32)
Improved recovery      108     107       -        -       -      1
Purchases of
  reserves in place     20      15       -        5       -      -
Extensions and
  discoveries          538     228       -      297       -     13
Production            (509)   (350)   (121)     (18)      -    (20)
Sales of reserves
  in place             (40)    (40)      -        -       -      -
- ------------------------------------------------------------------
End of 1992          5,816   3,769   1,305      467      32    243
Revisions of
  previous estimates   452     579    (122)       2       -     (7)
Improved recovery       12       8       4        -       -      -
Purchases of
  reserves in place     27      19       -        7       -      1
Extensions and
  discoveries          339     281       -        -       -     58
Production            (493)   (345)   (107)     (20)      -    (21)
Sales of reserves
  in place             (84)    (35)      -        -       -    (49)
- ------------------------------------------------------------------
End of 1993          6,069   4,276   1,080      456      32    225
Revisions of
  previous estimates   262      92     172       (8)      -      6
Improved recovery       95       5      83        5       -      2
Purchases of
  reserves in place     84       5       -       79       -      -
Extensions and
  discoveries          473     132       -      233       -    108
Production            (519)   (370)   (106)     (23)      -    (20)
Sales of reserves
  in place             (88)    (88)      -        -       -      -
- ------------------------------------------------------------------
End of 1994          6,376   4,052   1,229      742      32    321
==================================================================

Developed
End of 1991          4,969   3,366   1,274      115       -    214
End of 1992          4,839   3,279   1,246      108       -    206
End of 1993          5,194   3,827   1,068      148       -    151
End of 1994          5,030   3,694     989      129      32    186
- ------------------------------------------------------------------
*Certain amounts in Norway were restated for production and revisions of previous estimates for 1992 and 1993.

o  Natural gas production may differ from gas production
   (delivered for sale) on page 95, primarily because the quantities above omit the gas equivalent of the liquids, where applicable, but include gas consumed at the lease.

o Revisions of previous estimates in the United States in 1994 are mainly for the San Juan Basin in New Mexico. Amounts in Norway are primarily due to a license extension and redevelopment plan.

o Amounts for improved recovery in Norway in 1994 are mainly for the Eldfisk and Ekofisk fields.

o Purchases of reserves in place in the United Kingdom in 1994 are for an additional interest in the Britannia field.

o Extensions and discoveries in the United Kingdom in 1994 are mainly for the Armada, Britannia and Alison fields. Amounts in Other Areas are in Canada.

o Sales of reserves in place in the United States in 1994 were mainly from the San Juan Basin in New Mexico.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Proved Reserves Worldwide

                                  Natural Gas Liquids
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1991            227     158      46        -      21      2
Revisions of
  previous estimates    (4)      3      (6)       -       -     (1)
Purchases of reserves
  in place               3       3       -        -       -      -
Extensions and
  discoveries           10       6       -        3       -      1
Production             (19)    (16)     (3)       -       -      -
Sales of reserves in
  place                 (1)     (1)      -        -       -      -
- ------------------------------------------------------------------
End of 1992            216     153      37        3      21      2
Revisions of
  previous estimates   (10)     (6)     (3)       -       -     (1)
Improved recovery        1       1       -        -       -      -
Purchases of reserves
  in place               1       1       -        -       -      -
Extensions and
  discoveries            4       4       -        -       -      -
Production             (16)    (13)     (3)       -       -      -
Sales of reserves in
  place                 (1)     (1)      -        -       -      -
- ------------------------------------------------------------------
End of 1993            195     139      31        3      21      1
Revisions of
  previous estimates     8       1       7        -       -      -
Improved recovery        2       -       2        -       -      -
Extensions and
  discoveries            7       4       -        3       -      -
Production             (15)    (12)     (3)       -       -      -
Sales of reserves in
  place                 (1)     (1)      -        -       -      -
- ------------------------------------------------------------------
End of 1994            196     131      37        6      21      1
==================================================================

Developed
End of 1991            195     150      43        -       -      2
End of 1992            181     146      33        -       -      2
End of 1993            162     132      29        -       -      1
End of 1994            178     125      31        -      21      1
- ------------------------------------------------------------------

o NGL reserves include estimates of NGL to be extracted from Phillips leasehold gas at gas processing plants and facilities. Estimates are based at the wellhead and assume full extraction. NGL extraction is attributable to Phillips' E&P operations and GPM operations. NGL production above differs from NGL production per day delivered for sale by E&P and GPM due to gas consumed at the lease and the difference between assumed full extraction and the actual amount of liquids extracted and sold.

RESULTS OF OPERATIONS
                                                   Millions of Dollars
                                              ----------------------------
                                                         United
                                               Total     States     Norway
                                              ----------------------------
1994
Sales                                         $1,166        640        261
Transfers                                        944        450        478
Other revenues                                   111         72         29
- --------------------------------------------------------------------------
    Total revenues                             2,221      1,162        768
Production costs                                 815        449        269
Exploration expenses                             228        106         32
Depreciation, depletion, amortization
  and retirements                                423        258        103
Other related expenses                            61         59         (1)
- --------------------------------------------------------------------------
                                                 694        290        365
Provision for income taxes                       366         47        280
- --------------------------------------------------------------------------
Results of operations for producing
  activities                                     328        243         85
Other earnings                                    14         14          -
- --------------------------------------------------------------------------
E&P net income                                $  342        257         85
==========================================================================

1993
Sales                                         $1,148        703        261
Transfers                                      1,065        476        455
Other revenues                                   139         35         61
- --------------------------------------------------------------------------
    Total revenues                             2,352      1,214        777
Production costs                                 831        463        266
Exploration expenses                             256        140         16
Depreciation, depletion, amortization
  and retirements                                424        267         95
Other related expenses                            60         47          5
- --------------------------------------------------------------------------
                                                 781        297        395
Provision for income taxes                       414         66        288
- --------------------------------------------------------------------------
Results of operations for producing
  activities                                     367        231        107
Other earnings                                    22         22          -
- --------------------------------------------------------------------------
E&P net income                                $  389        253        107
==========================================================================

1992
Sales                                         $1,209        658        345
Transfers                                      1,208        538        502
Other revenues                                    48        (11)        57
- --------------------------------------------------------------------------
    Total revenues                             2,465      1,185        904
Production costs                                 940        475        346
Exploration expenses                             250         92         23
Depreciation, depletion, amortization
  and retirements                                442        292         81
Other related expenses                            29         45        (10)
- --------------------------------------------------------------------------
                                                 804        281        464
Provision for income taxes                       465         51        337
- --------------------------------------------------------------------------
Results of operations for producing
  activities                                     339        230        127
Other earnings                                    38         38          -
- --------------------------------------------------------------------------
E&P net income                                $  377        268        127
==========================================================================




RESULTS OF OPERATIONS
                                                  Millions of Dollars
                                             -----------------------------
                                              United                 Other
                                             Kingdom     Africa      Areas
                                             -----------------------------
1994
Sales                                           $ 89        124         52
Transfers                                          -         16          -
Other revenues                                     1          1          8
- --------------------------------------------------------------------------
    Total revenues                                90        141         60
Production costs                                  33         38         26
Exploration expenses                              25         28         37
Depreciation, depletion, amortization
  and retirements                                 35         10         17
Other related expenses                            (1)         3          1
- --------------------------------------------------------------------------
                                                  (2)        62        (21)
Provision for income taxes                        (2)        56        (15)
- --------------------------------------------------------------------------
Results of operations for producing
  activities                                       -          6         (6)
Other earnings                                     -          -          -
- --------------------------------------------------------------------------
E&P net income                                  $  -          6         (6)
==========================================================================

1993
Sales                                           $ 88         23         73
Transfers                                          -        134          -
Other revenues                                     2         (8)        49
- --------------------------------------------------------------------------
    Total revenues                                90        149        122
Production costs                                  31         41         30
Exploration expenses                              32         21         47
Depreciation, depletion, amortization
  and retirements                                 26         13         23
Other related expenses                             1          3          4
- --------------------------------------------------------------------------
                                                   -         71         18
Provision for income taxes                       (19)        68         11
- --------------------------------------------------------------------------
Results of operations for producing
  activities                                      19          3          7
Other earnings                                     -          -          -
- --------------------------------------------------------------------------
E&P net income                                  $ 19          3          7
==========================================================================

1992
Sales                                           $109         10         87
Transfers                                          -        168          -
Other revenues                                     1          1          -
- --------------------------------------------------------------------------
    Total revenues                               110        179         87
Production costs                                  35         47         37
Exploration expenses                              36         42         57
Depreciation, depletion, amortization
  and retirements                                 24         11         34
Other related expenses                            (7)         1          -
- --------------------------------------------------------------------------
                                                  22         78        (41)
Provision for income taxes                         -         74          3
- --------------------------------------------------------------------------
Results of operations for producing
  activities                                      22          4        (44)
Other earnings                                     -          -          -
- --------------------------------------------------------------------------
E&P net income                                  $ 22          4        (44)
==========================================================================

o Results of operations for producing activities consist of all the activities within the E&P organization except for a liquefied natural gas (LNG) operation, minerals operations, a gas marketing company, and a U.S. natural gas pipeline operation, which are included in other earnings. Also excluded are non-E&P activities, including NGL extraction facilities in Phillips' GPM organization, as well as downstream petroleum and chemical activities. In addition, there is no deduction for general corporate administrative expenses or interest.

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

o Depreciation, depletion, amortization and retirements differ from that shown in Analysis of Results by Business Segment on pages 83 and 84, as cost of retirements and depreciation of support equipment are included with production or exploration expenses, as applicable, in Results of Operations.

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

STATISTICS

Net Production                         1994       1993       1992
                                      ---------------------------
                                       Thousands of Barrels Daily
                                      ---------------------------
Crude Oil
United States                            90         93         96
Norway                                   82         72         71
United Kingdom                            5          6          8
Africa                                   23         24         25
Other areas                               6          8          9
- -----------------------------------------------------------------
                                        206        203        209
=================================================================

Natural Gas Liquids
United States*                            5          5          5
Norway                                    8          8          8
Other areas                               1          -          -
- -----------------------------------------------------------------
                                         14         13         13
=================================================================
*Represents amounts extracted attributable to E&P operations.
 Additional quantities of NGL are extracted at GPM gas processing plants (see NGL reserves page 92 for further discussion).

                                     Millions of Cubic Feet Daily
Natural Gas                          ----------------------------
United States (less gas equivalent
  of liquids shown above)*            1,035        973      1,018
Norway (dry basis)                      272        272        312
United Kingdom (dry basis)               58         54         49
Other areas                              49         56         50
- -----------------------------------------------------------------
                                      1,414      1,355      1,429
=================================================================
*Represents quantities available for sale. Natural gas sold from the lease to third parties and to the company's GPM organization is on a wet basis. Quantities of gas from which NGL have been extracted, attributable to E&P operations, are included on a dry basis.


Average Sales Prices                   1994       1993       1992
                                     ----------------------------
Crude Oil--Per Barrel
United States                        $13.36      14.20      16.16
Norway                                15.77      17.33      19.57
United Kingdom                        16.06      17.53      19.77
Africa                                16.10      17.75      19.94
Other areas                           12.92      15.16      17.58
Total Foreign                         15.75      17.30      19.51
Worldwide                             14.73      15.92      18.01
- -----------------------------------------------------------------

Natural Gas Liquids--Per Barrel
United States                         11.60      12.18      12.80
Norway                                 8.59       8.55      11.13
- -----------------------------------------------------------------

Natural Gas (Lease)--Per Thousand
  Cubic Feet
United States                          1.75       1.99       1.67
Norway                                 2.34       2.49       2.75
United Kingdom                         2.75       2.44       2.72
Other areas                            1.54       1.38       1.27
Total Foreign                          2.31       2.36       2.61
Worldwide                              1.92       2.11       1.99
- -----------------------------------------------------------------

Statistics
                                         1994      1993      1992
                                        -------------------------
Average Production Costs*--
  Per Equivalent Barrel of Oil
United States                           $4.58      4.86      4.78
Norway                                   5.46      5.86      7.25
United Kingdom                           5.98      5.64      5.73
Africa                                   4.55      4.62      5.16
Other areas                              5.00      4.74      5.58
Worldwide                                4.90      5.15      5.57
- -----------------------------------------------------------------
*Production costs consist of costs incurred to operate and maintain wells and related equipment and facilities used in the production of petroleum liquids and natural gas. These costs also include taxes other than income taxes, depreciation of support equipment, cost of retirements, and administrative expenses associated with the production activity. Excluded are depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.


o Per unit costs in 1994, compared with 1993, were lower in the United States, Norway and Africa. The United States had higher production volumes and lower costs, Norway had higher production volumes, partly offset by higher costs and Africa had lower costs, partly offset by lower production. Unit costs were higher in the United Kingdom as higher production volumes were more than offset by higher costs. The increase in Other areas was mainly due to lower Canadian production volumes and the start-up of production in China.

                                               Thousands of Acres
Acreage at December 31, 1994                   ------------------
                                                 Gross        Net
                                               ------------------
Developed
United States                                    1,742      1,251
Norway                                              45         17
United Kingdom                                     165         56
Africa                                              81         16
Other areas                                        284         96
- -----------------------------------------------------------------
                                                 2,317      1,436
=================================================================

Undeveloped
United States                                    2,990      2,031
Norway                                           1,291        264
United Kingdom                                   1,108        450
Africa*                                         26,710     10,947
Canada                                           1,487        301
Other areas                                     11,732      7,356
- -----------------------------------------------------------------
                                                45,318     21,349
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.

Statistics

                                   Productive             Dry
Net Wells Completed*           ----------------   ----------------
                               1994  1993  1992   1994  1993  1992
                               ----------------   ----------------
Exploratory
United States                     6     8     7     11    10     7
Norway                            -    **     -     **    **    **
United Kingdom                    2     -     5      1     1    **
Africa                            -     -    **     **     1     4
Other areas                       1     3     -      2     3     7
- ------------------------------------------------------------------
                                  9    11    12     14    15    18
==================================================================

Development
United States                    88   115    98      7    10     9
Norway                            -     1     1      -     -     -
United Kingdom                   **     2     1      -    **     -
Africa                            1     1     1      -    **     -
Other areas                       3    23     6      1     1     1
- ------------------------------------------------------------------
                                 92   142   107      8    11    10
==================================================================
 *Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.


Wells at Year-End 1994
                                              Productive**
                                      ----------------------------
                        In Progress*       Oil            Gas
                        ------------  -------------   ------------
                        Gross    Net   Gross    Net   Gross    Net
                        ------------  -------------   ------------

United States             44      18  17,085  4,449   5,387  2,904
Norway                     -       -     135     49      38     10
United Kingdom            20       7      26      8      67     10
Africa                     4       1     184     37      10      2
Other areas               10       5     826    322     240     82
- ------------------------------------------------------------------
                          78      31  18,256  4,865   5,742  3,008
==================================================================
 *Includes wells that have been temporarily suspended.
**Includes 1,391 gross and 462 net multiple completion wells.

COSTS INCURRED

                                Millions of Dollars
                --------------------------------------------------
                        United             United            Other
                Total   States   Norway   Kingdom   Africa   Areas
                --------------------------------------------------
1994
Acquisition      $ 99       48        -        48        -       3
Exploration       202       95       18        25       31      33
Development       515      207       67       166       17      58
- ------------------------------------------------------------------
                 $816      350       85       239       48      94
==================================================================

1993
Acquisition      $ 51       45        -         4        -       2
Exploration       275      158       16        34       22      45
Development       482      213       58       123       38      50
- ------------------------------------------------------------------
                 $808      416       74       161       60      97
==================================================================

1992
Acquisition      $ 16        8        -         6        -       2
Exploration       241       88       27        43       32      51
Development       395      146      122        43       48      36
- ------------------------------------------------------------------
                 $652      242      149        92       80      89
==================================================================

o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring undeveloped oil and gas leaseholds. It includes proved properties of $2 million and $8 million in the United States for 1994 and 1993, respectively, and $48 million and $4 million in the United Kingdom for 1994 and 1993, respectively.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.

CAPITALIZED COSTS

At December 31                    Millions of Dollars
                    ----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                    ----------------------------------------------
1994
Proved properties   $9,314   5,350   2,284      971     384    325
Unproved properties    369     297       -       39       9     24
- ------------------------------------------------------------------
                     9,683   5,647   2,284    1,010     393    349
Accumulated
  depreciation,
  depletion and
  amortization       6,017   4,001   1,214      485     199    118
- ------------------------------------------------------------------
                    $3,666   1,646   1,070      525     194    231
==================================================================

1993*
Proved properties   $8,814   5,458   2,003      708     364    281
Unproved properties    482     388      13       47       6     28
- ------------------------------------------------------------------
                     9,296   5,846   2,016      755     370    309
Accumulated
  depreciation,
  depletion and
  amortization       5,915   4,174   1,006      437     188    110
- ------------------------------------------------------------------
                    $3,381   1,672   1,010      318     182    199
==================================================================
*Restated.

o Capitalized costs include the cost of equipment and facilities for oil and gas producing activities. These costs include the activities of Phillips' E&P organization, excluding the Kenai LNG operation, minerals operations, a gas marketing company, and a U.S. natural gas pipeline operation.

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

Discounted Future Net Cash Flows

                                           Millions of Dollars
                          ----------------------------------------------------
                                    United             United            Other
                            Total   States   Norway   Kingdom   Africa   Areas
                          ----------------------------------------------------
1994
Future cash inflows       $25,219   10,532    9,594     2,282    1,634   1,177
Less:
  Future production costs   9,079    4,290    3,229       620      436     504
  Future development costs  2,694      839    1,126       559       42     128
  Future income tax
    provisions              6,429    1,319    3,951       233      897      29
- ------------------------------------------------------------------------------
Future net cash flows       7,017    4,084    1,288       870      259     516
10% annual discount         3,204    1,811      628       427      121     217
- ------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 3,813    2,273      660       443      138     299
==============================================================================

1993
Future cash inflows       $23,693   11,661    7,940     1,485    1,513   1,094
Less:
  Future production costs   9,048    4,713    3,096       345      468     426
  Future development costs  2,818    1,008    1,175       457       50     128
  Future income tax
    provisions              5,025    1,375    2,668       159      763      60
- ------------------------------------------------------------------------------
Future net cash flows       6,802    4,565    1,001       524      232     480
10% annual discount         3,227    2,198      437       257      107     228
- ------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 3,575    2,367      564       267      125     252
==============================================================================

1992
Future cash inflows       $27,070   11,845   10,103     1,883    2,022   1,217
Less:
  Future production costs  10,288    4,538    4,345       402      519     484
  Future development costs  2,317    1,062      350       679       56     170
  Future income tax
    provisions              6,854    1,469    3,980       223    1,130      52
- ------------------------------------------------------------------------------
Future net cash flows       7,611    4,776    1,428       579      317     511
10% annual discount         3,590    2,243      627       322      147     251
- ------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 4,021    2,533      801       257      170     260
==============================================================================

Sources of Change in Discounted Future Net Cash Flows



                                           Millions of Dollars
                                       ---------------------------
                                          1994      1993      1992
                                       ---------------------------
Discounted future net cash flows
  at the beginning of the year         $ 3,575     4,021     3,322
- ------------------------------------------------------------------
Changes during the year
  Revenues less production costs
    for the year                        (1,295)   (1,382)   (1,477)
  Net change in prices and
    production costs                       786    (1,183)       92
  Extensions, discoveries and
    improved recovery, less
    estimated future costs                 345       537       511
  Development costs for the year           515       482       395
  Changes in estimated future
    development costs                      (49)     (574)      (16)
  Purchases of reserves in place,
    less estimated future costs             19        44        30
  Sales of reserves in place,
    less estimated future costs            (55)      (98)      (56)
  Revisions of previous quantity
    estimates                               10        13       190
  Accretion of discount                    592       722       685
  Net change in income taxes              (630)      996       346
  Other                                      -        (3)       (1)
- ------------------------------------------------------------------
Total changes                              238      (446)      699
- ------------------------------------------------------------------
Discounted future net cash flows
  at year-end                          $ 3,813     3,575     4,021
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

o The accretion of discount is 10 percent of the prior year's discounted future cash inflows, less future production and development costs.

o The net change in income taxes is the annual change in the discounted future income tax provisions.

- -------------------------------------------------------------------------------
Selected Quarterly Financial Data


                                                              Per Share of
                      Millions of Dollars                     Common Stock
        -----------------------------------------------  ---------------------
                   Income Before
                   Income Taxes,
                      Subsidiary
                           Stock
            Sales    Transaction
        and Other            and  Income Before          Income Before
        Operating  Extraordinary  Extraordinary     Net  Extraordinary     Net
         Revenues          Items          Items  Income          Items  Income
        -----------------------------------------------  ---------------------
1994
First      $2,884            208            127     127            .49     .49
Second      2,995            161             76      76            .29     .29
Third       3,315            234            119     119            .45     .45
Fourth      3,017            229            162     162            .62     .62
- ------------------------------------------------------------------------------

1993
First      $3,029            183             61      61            .23     .23
Second      3,230            224            123     121            .47     .46
Third       3,170            122             41      41            .16     .16
Fourth      2,880              9             20      20            .08     .08
- ------------------------------------------------------------------------------


During the first quarter of 1994, Phillips realized a gain of $20 million, $.08 per share, from a subsidiary stock transaction. Work force reduction charges of $5 million, $22 million and $9 million, or $.02, $.08 and $.03 per share, were incurred during the first, third and fourth quarters of 1994, respectively. Capital-loss carryforwards and changes in deferred tax assets added $50 million and $28 million to income, respectively, during the last quarter of 1994--an increase of $.19 and $.11 per share, respectively. Net income decreased $2 million, $.01 per share, in the third quarter, but increased $15 million, $.06 per share, in the fourth quarter due to net gains and losses on asset dispositions. Net income was also increased in the second and third quarters by $14 million, $.05 per share, and $7 million, $.03 per share, due to pending claims, but pending claims decreased income in the fourth quarter by $7 million, $.03 per share. All of the amounts appearing in this paragraph are presented on an after-tax basis.

During the first and second quarters of 1993, the company incurred after-tax charges of $22 million, $.08 per share, and $4 million, $.02 per share, respectively, for the estimated cost of work force reductions. In the second quarter of 1993, the company incurred a before-tax extraordinary loss of $3 million attributed to call premiums paid on the early redemption of debt. The after-tax loss was $2 million, $.01 per share. During the second and fourth quarters of 1993, the company incurred after-tax accruals for pending claims of $13 million, $.05 per share, and $19 million, $.07 per share, respectively. During the first and fourth quarters of 1993, results included after-tax net asset-sale gains of $20 million, $.08 per share, and $39 million, $.15 per share, respectively. In addition, fourth quarter 1993 results included a $24 million, $.09 per share, tax benefit from the utilization of a capital-loss carryforward and a $12 million, $.05 per share, after-tax writedown associated with exiting the catalyst business.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the heading "Nominees for Election as Directors" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 1995, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on pages 20 and 21.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 1995, is incorporated herein by reference:

  Compensation Committee Interlocks and Insider Participation
  Executive Compensation
  Options/SAR Grants in Last Fiscal Year
  Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal
    Year-end Option/SAR Value
  Long-Term Incentive Plan Awards in Last Fiscal Year
  Pension Plan Table
  Termination of Employment and Change-in-Control Arrangements


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 1995, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.







- ---------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 1995, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedules listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 52, are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 109 through 112, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 1994, the registrant has not filed any reports on Form 8-K.

                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE II--VALUATION ACCOUNTS AND RESERVES


                                            Millions of Dollars
                         -----------------------------------------------------
                                       Additions
                           Balance  -----------------                  Balance
                                at  Charged to                              at
Description              January 1     Expense  Other  Deductions  December 31
- ------------------------------------------------------------------------------
                                           (a)    (b)
1994
Deducted from asset
  accounts:
    Allowance for doubtful
      accounts and notes
      receivable              $ 14          11      -       5 (c)           20
    Deferred tax asset
      valuation allowance      181         (39)    (4)     (4)(d)          142
- ------------------------------------------------------------------------------

l993
Deducted from asset
  accounts:
    Allowance for doubtful
      accounts and notes
      receivable              $ 16           4      -       6(c)            14
    Deferred tax asset
      valuation allowance      219          18     (3)     53(d)           181
- ------------------------------------------------------------------------------

1992
Deducted from asset
  accounts:
    Allowance for doubtful
      accounts and notes
      receivable              $ 18          8      -       10(c)            16
    Deferred tax asset
      valuation allowance        -        225*    (6)       -              219
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

(d) Adjustment in valuation allowance for net operating losses.

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

  (ii)       Bylaws of Phillips Petroleum Company, as amended
               effective February 13, 1995.

  4(a)       Indenture dated as of September 15, 1990, between
               Phillips Petroleum Company and Bank of America Illinois (formerly Continental Bank, National Association), relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011 (incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K for the year ended December 31, 1990).

   (b)       Indenture dated as of September 15, 1990, as
               supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and Bank of America Illinois (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021, the 9% Notes due 2001, the 8.86% Notes due May 15, 2022, the 8.49% Notes due January 1, 2023, the 7.92% Notes due April 15, 2023, the 7.20% Notes due November 1, 2023 and the 6.65% Notes due March 1, 2003 (incorporated by reference to
               Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 1991).

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

             The company incurred during 1994 certain long-term
               debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument

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

   (g)   Incentive Compensation Plan of Phillips Petroleum
           Company.

   (h)   Principal Corporate Officers Supplemental Retirement
           Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(h) to Annual Report on Form
           10-K for the year ended December 31, 1989).

                        PHILLIPS PETROLEUM COMPANY

                             INDEX TO EXHIBITS
                                (Continued)
Exhibit
Number                        Description
- -------                       -----------

 10(i)   Phillips Petroleum Company Supplemental Executive
           Retirement Plan (incorporated by reference to Exhibit
           10(i) to Annual Report on Form 10-K for year ended
           December 31, 1993).

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

 12      Computation of Ratio of Earnings to Fixed Charges.

 21      List of Subsidiaries of Phillips Petroleum Company.

 23      Consent of Independent Auditors.

 27      Financial Data Schedule.

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1994 (to be filed by amendment pursuant to Rule 15d-21).

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1994 (to be filed by amendment pursuant to Rule 15d-21).

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company Subsidiaries for the fiscal year ended December 31, 1994 (to be filed by amendment pursuant to Rule 15d-21).

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

                                 PHILLIPS PETROLEUM COMPANY


March 13, 1995                      /s/ W. W. Allen
                             ----------------------------------
                                        W. W. Allen
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on March 13, 1995.


        Signature                            Title
        ---------                            -----

    /s/ W. W. Allen
- ---------------------------    Chairman of the Board of Directors
        W. W. Allen               and Chief Executive Officer
                                 (Principal executive officer)


    /s/ T. C. Morris
- ---------------------------     Senior Vice President, Treasurer
        T. C. Morris               and Chief Financial Officer
                                  (Principal financial officer)


   /s/ L. F. Francis
- ---------------------------    Controller and General Tax Officer
       L. F. Francis             (Principal accounting officer)


    /s/ J. J. Mulva
- ---------------------------      President and Chief Operating
        J. J. Mulva                   Officer and Director


  /s/ C. L. Bowerman
- ---------------------------         Executive Vice President
      C. L. Bowerman                      and Director


  /s/ J. L. Whitmire
- ---------------------------         Executive Vice President
      J. L. Whitmire                      and Director

        Signature                            Title
        ---------                            -----

/s/ Norman R. Augustine
- ---------------------------                 Director
    Norman R. Augustine


 /s/ David L. Boren
- ---------------------------                 Director
     David L. Boren


/s/ Robert E. Chappell, Jr.
- ---------------------------                 Director
    Robert E. Chappell, Jr.


/s/ Lawrence S. Eagleburger
- ---------------------------                 Director
    Lawrence S. Eagleburger


 /s/ Larry D. Horner
- ---------------------------                 Director
     Larry D. Horner


/s/ Randall L. Tobias
- ---------------------------                 Director
    Randall L. Tobias


/s/ Kathryn C. Turner
- ---------------------                       Director
    Kathryn C. Turner