Form 10-Q
period 1995-03-31
PHILLIPS PETROLEUM CO
filed 1995-05-12
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------
                                 FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995
                               -----------------------------------------------
                                    OR

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

The registrant had 261,995,388 shares of common stock, $1.25 par value, outstanding at April 30, 1995.

                       PART I. FINANCIAL INFORMATION

- -----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1995         1994*
                                              -------------------
Revenues
Sales and other operating revenues            $3,087        2,884
Equity in earnings of affiliated companies        29           17
Other revenues                                     8           23
- -----------------------------------------------------------------
    Total Revenues                             3,124        2,924
- -----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               1,851        1,686
Production and operating expenses                476          516
Exploration expenses                              43           45
Selling, general and administrative expenses     114          110
Depreciation, depletion, amortization and
  retirements                                    211          204
Taxes other than income taxes                     70           71
Interest and expense on indebtedness              68           76
Preferred dividend requirements of subsidiary      8            8
- -----------------------------------------------------------------
    Total Costs and Expenses                   2,841        2,716
- -----------------------------------------------------------------
Income before income taxes and subsidiary
  stock transaction                              283          208
Gain on subsidiary stock transaction               -           20
- -----------------------------------------------------------------
Income before income taxes                       283          228
Provision for income taxes                       172          101
- -----------------------------------------------------------------
Net Income                                    $  111          127
=================================================================

Per Share of Common Stock
Net Income                                    $  .43          .49
=================================================================

Dividends paid                                $  .28          .28

Average Common Shares Outstanding
  (in thousands)                             261,675      261,426
- -----------------------------------------------------------------
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                           Millions of Dollars
                                        -------------------------
                                        March 31      December 31
                                            1995             1994*
                                        -------------------------
Assets
Cash and cash equivalents                $   198              193
Accounts and notes receivable (less
  allowances: 1995--$18; 1994--$20)        1,415            1,462
Inventories                                  537              527
Deferred income taxes                        191              203
Prepaid expenses and other current
  assets                                      98               97
- -----------------------------------------------------------------
    Total Current Assets                   2,439            2,482
Investments and long-term receivables        725              708
Properties, plants and equipment (net)     8,177            8,042
Deferred income taxes                        128              122
Deferred charges                              93               99
- -----------------------------------------------------------------
Total                                    $11,562           11,453
=================================================================

Liabilities
Accounts payable                         $ 1,253            1,371
Long-term debt due within one year            18               18
Accrued income and other taxes             1,006              847
Other accruals                               244              285
- -----------------------------------------------------------------
    Total Current Liabilities              2,521            2,521
Long-term debt                             3,076            3,106
Accrued dismantlement, removal and
  environmental costs                        590              564
Deferred income taxes                      1,021              961
Employee benefit obligations                 353              341
Other liabilities and deferred credits       621              656
- -----------------------------------------------------------------
Total Liabilities                          8,182            8,149
- -----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                         351              351
- -----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (277,180,511 shares)
      Par value                              346              346
      Capital in excess of par               999              996
    Treasury stock (at cost:
      1995--15,408,910 shares;
      1994--15,542,074 shares)              (851)            (859)
Foreign currency translation adjustments      41               16
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)           (442)            (451)
Retained earnings                          2,936            2,905
- -----------------------------------------------------------------
Total Stockholders' Equity                 3,029            2,953
- -----------------------------------------------------------------
Total                                    $11,562           11,453
=================================================================
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

- -----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               1995          1994*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 111           127
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion, amortization
      and retirements                           211           204
    Dry hole costs and leasehold impairment      16            20
    Deferred taxes                               (3)            4
    Decrease (increase) in accounts and
      notes receivable                           68          (127)
    Decrease (increase) in inventories           (5)           19
    Decrease in prepaid expenses and other
      current assets                              3            10
    Decrease in accounts payable               (131)          (41)
    Increase in taxes and other accruals        102            15
    Other                                       (20)          (41)
- -----------------------------------------------------------------
Net Cash Provided by Operating Activities       352           190
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (248)         (217)
Proceeds from asset dispositions                 19            79
Other investments                                (6)            -
- -----------------------------------------------------------------
Net Cash Used for Investing Activities         (235)         (138)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                154           471
Repayment of debt                              (178)         (439)
Issuance of company stock                         3             -
Dividends paid                                  (73)          (73)
Other                                           (18)          (14)
- -----------------------------------------------------------------
Net Cash Used for Financing Activities         (112)          (55)
- -----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                     5            (3)
Cash and cash equivalents at beginning
  of period                                     193           119
- -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 198           116
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


Note 2--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1995           1994
                                          -----------------------

Crude oil and petroleum products              $202            228
Chemical products                              237            204
Materials, supplies and other                   98             95
- -----------------------------------------------------------------
                                              $537            527
=================================================================


Note 3--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1995           1994
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $18,664         18,293
Less accumulated depreciation,
  depletion and amortization                10,487         10,251
- -----------------------------------------------------------------
                                           $ 8,177          8,042
=================================================================


Note 4--Debt

The company's wholly owned subsidiary, Phillips Petroleum Company Norway, has a revolving credit facility with a group of international banks for $500 million, of which $45 million had been drawn at March 31, 1995. In addition, Phillips has a $250 million letter-of-credit-supported commercial paper program under which $127 million had been issued at March 31, 1995.

Note 5--Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 1995 and 1994, were 61 and 44 percent, respectively. The increase was due to a higher proportion of foreign income taxed at higher rates and lower tax credits for fuel produced from non-conventional sources. The reduction in credits resulted from an exchange, in late 1994, of a variable interest in the net proceeds from production of certain coal-seam gas properties generating the credits.


Note 6--Contingent Liabilities

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

HCC Litigation--On April 17, 1995, a trial began with eight of the approximately 20 remaining claimants, who are seeking both compensatory and punitive damages, primarily for alleged psychological injury, from the October 23, 1989, explosion and fire at Phillips 66 Company's Houston Chemical Complex. The company believes that it has adequately provided for any remaining claims.

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

As facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.


Note 7--Cash Flow Information

Cash payments and noncash financing activities for the three-month periods ended March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1995           1994
                                              -------------------
Cash payments
Interest
  Debt                                         $52             55
  Taxes and other                                4             24
- -----------------------------------------------------------------
                                               $56             79
=================================================================

Income taxes                                   $29             82
- -----------------------------------------------------------------

Noncash financing activities
Treasury stock awards canceled under
  incentive compensation plans                   -             (5)
- -----------------------------------------------------------------

- ------------------------------------------------------------------
Management's Discussion And Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

A summary of the company's net income, by business segment and consolidated, follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------
Exploration and Production (E&P)
  United States                               $ 60             66
  Foreign                                       41             19
- -----------------------------------------------------------------
                                               101             85
Gas Gathering, Processing and Marketing (GPM)   (5)             4
Refining, Marketing and Transportation (RM&T)   (5)            37
Chemicals                                       96             74
Corporate and Other                            (76)           (73)
- -----------------------------------------------------------------
Net Income                                    $111            127
=================================================================


Consolidated Results

Consolidated net income for the three-month period ended March 31, 1995, was $111 million, compared with $127 million for the same period in 1994. Earnings included the following special items on an after-tax basis:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Gain on subsidiary stock transaction          $  -             20
Work force reduction charges                    (5)            (5)
Foreign currency gains                           1              -
Other items                                     (6)             3
- -----------------------------------------------------------------
Total special items                           $(10)            18
=================================================================


Excluding the above special items, net operating income was $121 million for the three-month period ended March 31, 1995, compared with $109 million a year ago. This 11 percent increase in net operating income is attributable to improved Chemicals earnings, efficient operations and higher oil and gas production.

In E&P, net operating income was 36 percent higher, helped by the highest crude oil production rate since the first quarter of 1987. Low residue gas prices continued to hamper earnings from the company's GPM segment, while lower gasoline and distillate margins resulted in a small net operating loss in RM&T.

Chemicals margins remained strong, leading to an 81 percent increase in net operating income compared with the same period a year ago.

                                              Three Months Ended
                                                   March 31
                                             --------------------
Phillips at a Glance                          1995           1994
                                             --------------------
U.S. crude oil production (MBD)                 84             91
Worldwide crude oil production (MBD)           225            207
U.S. natural gas production (MMCFD)          1,095          1,077
Worldwide natural gas production (MMCFD)     1,576          1,486
Worldwide natural gas liquids
  production (MBD)                             161            163
Liquefied natural gas sales (MMCFD)            131            114
Refinery utilization rate (%)                  100             90
U.S. automotive gasoline sales (MBD)           312            282
U.S. distillates sales (MBD)                   131            121
Worldwide petroleum products sales (MBD)       684            682
Natural gas liquids processed (MBD)            217            209
Ethylene production (MMlbs)*                   634            656
Polyethylene production (MMlbs)*               440            468
- -----------------------------------------------------------------
*Includes equity in affiliates.


Segment Results

E&P                                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Reported net income                           $101             85
Less special items                              (9)             4
- -----------------------------------------------------------------
Net operating income                          $110             81
=================================================================


Net operating income for the first quarter of 1995 from the company's E&P segment increased 36 percent over the same quarter in 1994. Higher crude oil, natural gas liquids and liquefied natural gas revenues were partially offset by lower natural gas revenues. Both U.S. and foreign crude oil sales prices and foreign sales volumes were higher than a year ago, resulting in higher crude oil revenues. Average worldwide crude oil production in the first quarter of 1995 was the highest in eight years, while average worldwide natural gas production was the highest since the first quarter of 1980. Crude prices moved higher in the first quarter of 1995 on uncertainties surrounding political developments in the Middle East and a balancing of global supply and demand. Natural gas liquids sales volumes were higher, while both liquefied natural gas sales prices and volumes increased, compared with a year ago. U.S. natural gas sales prices were substantially lower.

Sales prices, exploration expenses and operating statistics were:

                                              Three Months Ended
                                                   March 31
                                            ---------------------
                                              1995           1994
                                            ---------------------
Average Sales Prices
Crude oil (per barrel)
    United States                           $15.02          10.98
    Foreign                                  16.82          13.84
    Worldwide                                16.14          12.67
Natural gas--lease
  (per thousand cubic feet)
    United States                             1.32           1.92*
    Foreign                                   2.42           2.31
    Worldwide                                 1.76           2.08*
- -----------------------------------------------------------------
*Restated.

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological and geophysical                     $26             24
Leasehold impairment                             9              5
Dry holes                                        7             15
Lease rentals                                    1              1
- -----------------------------------------------------------------
                                               $43             45
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude Oil Produced
  United States                                 84             91
  Norway                                        97             81
  United Kingdom                                 4              5
  Nigeria                                       22             25
  China                                         13              -
  Canada                                         5              5
- -----------------------------------------------------------------
                                               225            207
=================================================================

Natural Gas Liquids Produced
  United States                                  5              5
  Norway                                         9              8
  Other areas                                    1              1
- -----------------------------------------------------------------
                                                15             14
=================================================================

                                                 Millions of
                                               Cubic Feet Daily
                                             --------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)                             1,095          1,077
  Norway*                                      316            262
  United Kingdom*                              112             96
  Canada                                        53             51
- -----------------------------------------------------------------
                                             1,576          1,486
=================================================================
*Dry basis.

Liquefied Natural Gas Sales                    131            114
- -----------------------------------------------------------------

U.S. E&P                                      Millions of Dollars
- --------                                      -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Reported net income                            $60             66
Less special items                              (4)             4
- -----------------------------------------------------------------
Net operating income                           $64             62
=================================================================


Net operating income was up slightly for the company's U.S. E&P operations. Higher crude oil, natural gas liquids and liquefied natural gas revenues, along with lower lifting costs, were mostly offset by lower natural gas prices. Higher crude oil sales prices contributed to the increased crude oil revenues. The company's liquefied natural gas operations continued to benefit from operating efficiencies resulting from use of the new, larger tankers, as well as higher sales prices compared with the first quarter of 1994. Natural gas prices remained low during the quarter. The average first quarter 1995 price of $1.32 per thousand cubic feet was 31 percent lower than the same period last year. Natural gas prices trended downward during 1994 and into the first quarter of 1995 as supplies outpaced demand. Lifting costs were down, due primarily to asset dispositions and generally lower costs across all operating regions.

U.S. crude oil production was lower in the first quarter of 1995, compared with the first quarter of 1994, due primarily to normal field declines and asset sales. U.S. natural gas production was up slightly, due to increased production from the San Juan Basin, partly offset by asset sales.

Special items in 1995 consisted of work force reduction charges.
Special items in 1994 included a favorable settlement related to a net profits interest, partially offset by a contingency accrual.


Foreign E&P                                   Millions of Dollars
- -----------                                   -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Reported net income                            $41             19
Less special items                              (5)             -
- -----------------------------------------------------------------
Net operating income                           $46             19
=================================================================


Net operating income was up 142 percent in the company's foreign E&P operations for the first quarter of 1995, compared with the first quarter of 1994. Higher crude oil revenues were primarily responsible for the $27 million improvement. Both higher sales volumes, due to new production from offshore China and increased production in Norway, and higher sales prices contributed to the increased crude oil revenues. Natural gas revenues were up slightly, due to higher production volumes.

Foreign crude oil production increased 22 percent compared with a year ago, primarily due to new production from offshore China and continued higher production from Norway. Foreign natural gas production was up 18 percent on higher production from both Norway and the United Kingdom.

Special items in the first quarter of 1995 consisted of a tax contingency accrual.


GPM                                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Reported net income (loss)                     $(5)             4
Less preferred dividend requirements
  of Phillips Gas Company                       (8)            (8)
- -----------------------------------------------------------------
Net operating income                           $ 3             12
=================================================================


The company's GPM operations are conducted primarily through GPM
Gas Corporation, a wholly owned subsidiary of Phillips Gas
Company. In 1992, Phillips Gas Company issued preferred stock in a public offering. The effect of the preferred dividend requirements has been excluded in determining net operating income.

Sales prices and operating statistics for GPM were:

                                              Three Months Ended
                                                   March 31
                                            ---------------------
                                              1995           1994
Average Sales Prices                        ---------------------
U.S. residue gas
  (per thousand cubic feet)                 $ 1.40           2.12
U.S. natural gas liquids
  (per barrel--unfractionated)               10.07           8.97
- -----------------------------------------------------------------

                                                 Millions of
                                               Cubic Feet Daily
                                             --------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips                           1,230          1,132
  Phillips                                     198            208
- -----------------------------------------------------------------
                                             1,428          1,340
=================================================================

Raw Gas Throughput                           1,581          1,493
- -----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips                             867            859
  Phillips                                     145             86
- -----------------------------------------------------------------
                                             1,012            945
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                              1995           1994
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural Gas Liquids Net Production
  From Phillips E&P leasehold gas               20             22
  From gas purchased outside Phillips          126            127
- -----------------------------------------------------------------
                                               146            149
=================================================================


GPM's net operating income was $3 million, compared with $12 million in the first quarter last year. Natural gas liquids prices were up 12 percent when compared with the first quarter of 1994, but ended the quarter lower than the fourth quarter of last year. Residue gas prices, on a quarterly average basis, declined in the first quarter of 1995, marking the fourth consecutive quarter of decline. Residue gas prices continue to be negatively impacted by mild winter weather in North America and higher gas storage levels than a year ago. Raw gas throughput was 6 percent higher than a year ago, while residue gas sales were 7 percent higher, reflecting GPM's strategy to acquire gathering systems or expand existing ones. Natural gas liquids production declined slightly, as a result of operating disruptions at two plants during the first quarter of 1995.


RM&T                                          Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Reported net income (loss)                     $(5)            37
Less special item                                -              -
- -----------------------------------------------------------------
Net operating income (loss)                    $(5)            37
=================================================================


Sales prices and operating statistics for RM&T were:

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------
Average Sales Prices (per gallon)
Automotive gasoline                           $.55            .50
Distillates                                    .49            .51
Propane                                        .36            .35
- -----------------------------------------------------------------

Operating Statistics
Refinery crude oil capacity
  utilization                                  100%            90
- -----------------------------------------------------------------

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Refinery Operations
  Crude Oil Refined                            320            287
- -----------------------------------------------------------------

Petroleum Products Outside Sales
  United States
    Automotive gasoline                        307            259
    Aviation fuels                              31             32
    Distillates                                131            121
    Propane                                     37             39
    Other products                              18             16
- -----------------------------------------------------------------
                                               524            467
  Foreign                                       49             61
- -----------------------------------------------------------------
                                               573            528
=================================================================


RM&T ended the first quarter of 1995 with a small net operating loss, compared with net operating income of $37 million in the first quarter of 1994. RM&T's refineries continued to operate efficiently in the first quarter, running at a crude oil capacity utilization rate of 100 percent, while continuing to keep costs low. However, higher crude oil feedstock costs--33 percent higher than the first quarter of 1994--were not recoverable in the petroleum products marketplace, resulting in lower margins, particularly for gasoline and distillates, reflecting the lowest industry-wide margins in many years. Phillips' average gasoline wholesale prices for the quarter were $.55 per gallon, up only moderately from $.50 per gallon a year ago. Wholesale distillate prices, which hovered just above $.50 per gallon in 1994, dropped below this mark in the first quarter of 1995, ending at $.49 per gallon. The lower distillate prices reflect an unusually warm winter in the United States, easing demand for fuel oils.

Chemicals                                     Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Reported net income                            $96             74
Less special items                               -             21
- -----------------------------------------------------------------
Net operating income                           $96             53
=================================================================


Operating statistics for Chemicals were:

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------
                                              Millions of Pounds
                                              Except as Indicated
                                              -------------------
Operating Statistics
Production*
  Ethylene                                     634            656
  Polyethylene                                 440            468
  Propylene                                    110             83
  Polypropylene                                105            100
  Paraxylene                                    89            134
  Cyclohexane (millions of gallons)             27             44
- -----------------------------------------------------------------
*Includes equity in affiliates.

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
U.S. Petroleum Products Outside Sales
  Automotive gasoline                            5             23
  Liquefied petroleum gas                       70             83
  Other products                                36             48
- -----------------------------------------------------------------
                                               111            154
=================================================================

Natural Gas Liquids Processed                  217            209
- -----------------------------------------------------------------

Natural Gas Liquids Processing Capacity        227            227
- -----------------------------------------------------------------


The company's Chemicals segment net operating income continued to improve, reaching $96 million in the first quarter of 1995. This is 81 percent higher than the first quarter of 1994 and 43 percent higher than the fourth quarter of last year. While higher olefins margins, particularly ethylene and propylene, continued to drive the significant improvement in Chemicals' earnings, they were joined in the first quarter by higher polyethylene and polypropylene margins.

Demand for ethylene and propylene remained strong in the first quarter of 1995. Minor industry turnarounds or shutdowns kept supply of ethylene tight during most of the quarter, while continued, though slowing, economic growth ensured strong demand.

Near the end of the quarter, as industry turnarounds ended and new industry capacity came online, supply and demand began to move more into balance. Ethylene production was lower than a year ago due to a scheduled turnaround at the Sweeny Olefins Limited Partnership. Propylene remained in very tight supply during the quarter, allowing for much improved margins over a year ago. During the first quarter, the company's Puerto Rico Core facilities had reduced production, due to expansion work and the installation of new technology. The initial paraxylene expansion was completed during the first quarter, which should result in new, higher production rates in the second quarter.
The installation of the Aromax catalytic reforming technology is scheduled to be completed late in the second quarter, allowing cyclohexane production to return to normal levels, using a less expensive feedstock mix.

Demand in the polyethylene plastics market remained steady in the first quarter, resulting in strengthening margins. Signs of a potentially stronger market in the second quarter have recently appeared. Polyethylene production was down from a year ago as a result of a reduction of the company's interest in Phillips Petroleum Singapore Chemicals (Private) Limited effective
March 1, 1994. Demand for polypropylene, another plastic, continued very strong in the first quarter. The tight supply of propylene, a key feedstock, limited production of polypropylene in the quarter. This resulted in high demand for the polypropylene that could be produced, leading to improved margins compared with the first quarter of 1994.

Special items in the first quarter of 1994 included an after-tax gain of $20 million from a subsidiary stock transaction.


Corporate and Other                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

Reported Corporate and Other                  $(76)           (73)
Less special items                              (1)            (7)
- -----------------------------------------------------------------
Adjusted Corporate and Other                  $(75)           (66)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                     $(28)           (25)
Net interest                                   (44)           (49)
Other                                           (3)             8
- -----------------------------------------------------------------
Adjusted Corporate and Other                  $(75)           (66)
=================================================================


Corporate general and administrative expenses increased
$3 million compared with a year ago, due primarily to the timing of charitable contributions.

Net interest represents interest income and expense, net of capitalized interest. Net interest decreased 10 percent in the first quarter of 1995, compared with the first quarter of 1994, due primarily to lower average debt, higher capitalized interest associated with the J-Block development in the U.K. North Sea and lower interest accruals associated with contingencies.

Other consists primarily of the company's insurance operations, along with income tax items and other items that are not directly associated with the operating segments on a stand-alone basis. A small loss was incurred for the first quarter, compared with net operating income of $8 million in the first quarter of the prior year. The decrease was due primarily to higher environmental and contingency accruals.

Special items in the first quarter of 1995 consisted of work force reduction charges. Special items in the first quarter of 1994 included an asset sale and work force reduction charges.


Income Statement Analysis

Revenues

Total revenues for the three months ended March 31, 1995, were $3.1 billion, compared with $2.9 billion for the same period in 1994. Sales and other operating revenues were up 7 percent, due to moderately higher petroleum products sales prices and volumes, higher crude oil sales prices and higher chemicals and plastics revenues as a result of higher prices. These items were partially offset by lower natural gas revenues resulting from low natural gas prices and loss of revenues during the Puerto Rico Core facility expansion and installation of new technology.

Higher ethylene and propylene margins increased earnings at the company's 50 percent owned Sweeny Olefins Limited Partnership, contributing to a 71 percent increase in equity in earnings of affiliated companies.

Other revenues decreased 65 percent, mostly due to asset sales recorded in the first quarter of 1994.


Total Costs and Expenses

Total costs and expenses increased 5 percent when comparing the first quarter of 1995 with the first quarter of 1994.

Purchase costs increased 10 percent in the first quarter of 1995, compared with the corresponding quarter a year ago. Higher crude oil feedstock costs for the company's refineries, due to higher crude oil prices, primarily contributed to the increase. Petroleum product purchases were also higher, as the company increased its spot market activity compared with a year ago.

These items were partially offset by lower raw gas purchase costs at GPM, due to lower natural gas prices, and lower purchases at the Puerto Rico Core facilities, due to expansion work and the installation of new technology taking place there.

Production and operating expenses were $40 million lower than the first quarter of last year. The company's cost improvement efforts continued to contribute to improved earnings. Lower costs across most operating segments resulted in the 8 percent savings.

Exploration expenses were down marginally in the first quarter, compared with the first quarter of 1994. Lease impairment expenses were up $4 million, while foreign dry hole expense was down $6 million.

Selling, general and administrative expenses were up slightly over the same period a year ago, primarily due to higher charitable contributions, and environmental and benefit plan accruals, partially offset by the effect of asset sales.

Depreciation, depletion and amortization was 3 percent higher, reflecting the effect of the offshore China E&P production project coming on line late in 1994. Taxes other than income taxes changed only slightly compared with a year ago.

Interest expense was 11 percent lower in the first quarter of 1995, compared with the first quarter of 1994. Lower average debt, higher capitalized interest associated with the company's J-Block E&P project and lower interest accruals associated with contingencies all contributed to the reduced interest costs.


Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 1995 and 1994, were 61 and 44 percent, respectively. The increase was due to a higher proportion of foreign income taxed at higher rates and lower tax credits for fuel produced from non-conventional sources. The reduction in credits resulted from an exchange, in late 1994, of a variable interest in the net proceeds from production of certain coal-seam gas properties generating the credits.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      1995         1994      1994
                                  -------------------------------
Current ratio                          1.0          1.0       1.0
Long-term debt                      $3,076        3,106     3,238
Preferred stock of subsidiary       $  345          345       345
Stockholders' equity                $3,029        2,953     2,750
Percent of long-term debt
  to capital*                           48%          49        51
Percent of floating-rate debt
  to total debt                         22%          23        26
- -----------------------------------------------------------------
*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


Cash from operations increased $162 million during first quarter 1995, compared with the same period in 1994. This increase can be attributed in part to $50 million generated from the sale of credit card receivables during the first quarter of 1995. During the first quarter of 1994, a $79 million tax payment for a previously recorded accrual and $20 million in payments for previously recorded contingencies reduced cash, contributing significantly to the variation in cash from operating activities between the two periods.

During first quarter 1995, the company sold $50 million of credit card receivables under an agreement entered into during the quarter with a bank-sponsored entity. The one-year agreement provides for the revolving sale of up to $115 million of receivables generated by credit card sales and includes four one-year renewal options.

At March 31, 1995, $127 million of the company's $250 million letter-of-credit-supported commercial paper program had been issued and Phillips Petroleum Company Norway, a wholly owned subsidiary, had drawn $45 million of its $500 million revolving credit facility.

On April 10, 1995, Phillips' Board of Directors approved a
9 percent increase in the dividend rate for the company's common stock, raising the per share dividend to $.305 quarterly, a $1.22 annual rate, effective with the quarterly dividend payable June 1, 1995. This is the first increase in the quarterly dividend since the fourth quarter of 1990.

As part of the company's continuous improvement efforts, reductions of approximately 200 positions were identified during the first quarter of 1995, resulting in a before-tax charge of $7 million. Since cost control is an important part of continuous improvement, additional accruals may be necessary as more opportunities for improvement are identified.

Capital Expenditures and Investments
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1995           1994
                                              -------------------

E&P                                           $147            158
GPM                                             29             22
RM&T                                            22             13
Chemicals                                       42             21
Corporate and Other                              8              3
- -----------------------------------------------------------------
                                              $248            217
=================================================================
United States                                 $152            130
Foreign                                         96             87
- -----------------------------------------------------------------
                                              $248            217
=================================================================


In March 1995, the company signed agreements with ARCO Pipeline Company to form a new partnership, Seaway Pipeline Company (Seaway), to transport crude oil through pipelines from the Houston Gulf Coast area to refineries and other markets in the mid-continent area. Phillips plans to contribute its natural gas Seagas Pipeline to the jointly owned partnership, pending receipt of Federal Energy Regulatory Commission approval to abandon gas service in Seagas Pipeline. Approval is expected in late 1995 or early 1996.


Contingencies

Legal and Tax Matters

On April 17, 1995, a trial began with eight of the approximately 20 remaining claimants, who are seeking both compensatory and punitive damages, primarily for alleged psychological injury, from the October 23, 1989, explosion and fire at Phillips 66 Company's Houston Chemical Complex. The company believes that it has adequately provided for any remaining claims.

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

Phillips may be obligated to take remedial action as the result of the enactment of laws, such as the federal Superfund law, the issuance of new regulations, or as a result of leaks and spills. In addition, an obligation may arise when a facility is closed or sold. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered appropriate under regulations, if any, existing at the time, but may now require investigatory or remedial work to adequately protect the environment or address new regulatory requirements.

At year-end 1994, Phillips reported 56 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Of these sites, 15 were resolved during the quarter through consent decrees, deposits into trust funds or otherwise. Six sites were also added during the quarter. Of the 47 sites remaining at March 31, 1995, the company believes it has a legal defense or its records indicate no involvement for 15 sites. At seven other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At 12 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 13 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

Phillips does not consider the number of sites at which it has been designated potentially responsible by state or federal agencies as a relevant measure of liability. Some companies may be involved in few sites but have much larger liabilities than companies involved in many more sites. Although liability of those potentially responsible is generally joint and several for federal sites and frequently so for state sites, the company is usually but one of many companies cited at a particular site. It has, to date, been successful in sharing cleanup costs with other financially sound companies. Many of the sites at which the company is potentially responsible are still under investigation by the Environmental Protection Agency (EPA) or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess site conditions, apportion responsibility and determine the appropriate remediation. In some instances, Phillips may have no liability or attain a settlement of liability. Actual cleanup costs generally occur after the parties obtain EPA or equivalent state agency approval.

At March 31, 1995, accruals of $7 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $98 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $15 million for other environmental contingent liabilities, for total environmental accruals of $120 million. No one site represents more than 10 percent of the total.

After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.


OUTLOOK

Higher than expected well rates, lower than anticipated water production and completion of the development wells ahead of schedule have resulted in better than expected production rates from the Xijiang field in the China Sea. Production was initially projected to peak at 66,000 gross barrels of crude oil per day in 1996, but in April 1995, the daily production rate hit 69,591 gross barrels per day. Phillips realized an average daily production rate during March of 19,245 net barrels per day.

Also in China, in April 1995, Phillips began seismic exploration of the Bozhong Block 11/05, located 200 miles southeast of Beijing in Bohai Bay. The company has a contract with China's Ministry of Foreign Trade and Economic Cooperation for five wells and 10,000 kilometers of 2-D seismic and 200 square kilometers of 3-D seismic over five years. Drilling is expected to begin in late 1996 or early 1997.

In April, Phillips and its co-venturers declared that the Mahogany field in the Gulf of Mexico is commercial and will be developed. Mahogany is the oil industry's first commercial subsalt oil development in the Gulf of Mexico. Discovered in 1993, the field is located in 370 feet of water 80 miles offshore Louisiana on Ship Shoal South Addition. Initial gross production, expected in December 1996, is expected to be about 22,000 barrels of oil per day and 30 million cubic feet of gas per day. At this level of production, Mahogany could increase Phillips' U.S. oil production by about 8 percent. Construction is expected to begin in May 1995 on a platform capable of handling up to 45,000 barrels of oil per day and 100 million cubic feet of gas per day. Platform installation is planned for the third quarter of 1996, and first production is expected in

December of that year. Phillips is operator of the Mahogany field with a 37.5 percent working interest.

Also in April 1995, the company and its co-venturer completed the Mahogany No. 3 well. The well successfully encountered its primary objective, the zone that tested 7,200 barrels of oil per day in the No. 1 discovery well. The deeper sands, first encountered in the No. 2 appraisal well, did not bear commercial quantities of oil or gas and the well has been suspended for use as a future production well. Work on the Mahogany No. 4 appraisal well began May 1, 1995, to evaluate both the main field pay zones and potential pay zones in deeper sands.

During the first quarter of 1995, Phillips and its partners discovered natural gas and condensate offshore northwest Australia in the Zone of Cooperation A in the Timor Sea, an area jointly administered by Australia and Indonesia. The Phillips-operated well was used to conduct four drill stem tests, which flowed a combined rate of 90 million cubic feet of gas per day and 5,250 barrels of condensate per day. Commerciality and future plans for the discovery have not been determined, pending further study of potential markets and the drilling and test results. Phillips has a 37.5 percent interest in the block.

Subsequent to the Ekofisk II agreement in 1994, Phillips and its co-venturers reached an agreement to realign ownership interests in certain pipeline and onshore processing assets related to production in the North Sea. The agreement, awaiting approval from the Norwegian Ministry of Industry and Energy, will increase Phillips' ownership in certain oil transportation and processing assets, and decrease Phillips' ownership in certain gas transportation assets. No cash will be involved in this realignment, and no change in the financial book value or economic value of the transportation and processing ownership interests held by Phillips will result from this transaction. Intended to align ownership of these assets with expected future usage, the agreement also will transfer operatorship of the gas transportation and processing system from the Phillips Norway Group to Statoil once Statoil becomes the primary user of the gas transportation system.

As a result of the Ekofisk II project, personnel requirements will be significantly reduced in Norway. In April, Phillips Petroleum Company Norway announced that it had identified 1,200 positions which will be eliminated over the next four years, as work on Ekofisk II is completed. An accrual for severance benefits will be provided during second quarter 1995.

The third and final redetermination of equity shares in the Audrey gas field, located in the U.K. sector of the North Sea, was completed in March 1995, with an effective date of October 1, 1995. As a result, Phillips' net remaining reserves in the Audrey field are estimated to increase by 14 billion cubic feet, and gas revenues are expected to increase $7 million and $28 million in 1995 and 1996, respectively.

The company's U.S. E&P segment continues with its program to identify and dispose of non-strategic assets. These property dispositions are not expected to have a material impact on reserves, production or associated earnings.

The realized prices of the company's chemical products remained strong during the first quarter of 1995, but ethylene prices are expected to begin declining later this year. Start-up of Aromax catalytic reforming technology at the Phillips Puerto Rico Core facility, a project begun in 1994 to broaden the range of hydrocarbon feedstocks that can be used in the production of cyclohexane, is now scheduled for late in the second quarter of this year. The second phase of the company's expansion of paraxylene production to 818 million pounds annually at the Puerto Rico Core petrochemical facility is being modified to reduce both cost and downtime and is now scheduled for completion during the first quarter of 1996.

Phillips average worldwide crude oil sales price realized during the first quarter 1995 increased 27 percent over the same period last year. Current market expectations for crude oil prices indicate a decline over the remainder of 1995. Gas sales prices were 15 percent lower than the same period last year. Current market expectations reflect a seasonal increase in prices over the course of the year.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations and financing.

                        PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

12  Computation of Ratio of Earnings to Fixed Charges.

27  Financial Data Schedule.


Reports on Form 8-K
- -------------------

During the three months ended March 31, 1995, the company has not filed any reports on Form 8-K.

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


May 11, 1995