Form 10-K405/A
period 1994-12-31
PHILLIPS PETROLEUM CO
filed 1995-06-29
CIK 78214

FORM 10-K/A


                         Amendment No. 1


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended     December 31, 1994
                         ----------------------------------------

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

- -----------------------------------------------------------------


                    Filing Additional Exhibits

Item 14 - Exhibits
- ------------------

The registrant is filing with this Amendment No. 1 Annual Reports on Form 11-K for the Thrift Plan of Phillips Petroleum Company, the Long-Term Stock Savings Plan of Phillips Petroleum Company and the Retirement Savings Plan of Phillips Petroleum Company.

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

  (ii) Bylaws of Phillips Petroleum Company, as amended effective February 13, 1995.*

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

   (g)   Incentive Compensation Plan of Phillips Petroleum
           Company.*

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

 12      Computation of Ratio of Earnings to Fixed Charges.*

 21      List of Subsidiaries of Phillips Petroleum Company.*

 23      Consent of Independent Auditors.*

 27      Financial Data Schedule.*

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1994.

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1994.

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1994.

*Filed with the original Annual Report on Form 10-K for year ended December 31, 1994.

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

June 27, 1995