Form 10-Q
period 1995-06-30
PHILLIPS PETROLEUM CO
filed 1995-08-14
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                               -----------------------------------------------
                                OR

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

The registrant has 262,153,555 shares of common stock, $1.25 par value, outstanding at July 31, 1995.

                     PART I. FINANCIAL INFORMATION

---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months       Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      1995     1994*    1995     1994*
                                    ---------------------------------
Revenues
Sales and other operating revenues  $3,591    2,995    6,678    5,879
Equity in earnings of affiliated
  companies                             39       22       68       39
Other revenues                           6       11       14       34
---------------------------------------------------------------------
    Total Revenues                   3,636    3,028    6,760    5,952
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,270    1,849    4,121    3,535
Production and operating expenses      531      510    1,007    1,026
Exploration expenses                    46       54       89       99
Selling, general and
  administrative expenses              107      116      221      226
Depreciation, depletion and
  amortization                         281      201      492      405
Taxes other than income taxes           69       60      139      131
Interest and expense on
  indebtedness                          68       69      136      145
Preferred dividend requirements
  of subsidiary                          8        8       16       16
---------------------------------------------------------------------
    Total Costs and Expenses         3,380    2,867    6,221    5,583
---------------------------------------------------------------------
Income before income taxes and
  subsidiary stock transaction         256      161      539      369
Gain on subsidiary stock
  transaction                            -        -        -       20
---------------------------------------------------------------------
Income before income taxes             256      161      539      389
Provision for income taxes             143       85      315      186
---------------------------------------------------------------------
Net Income                             113       76      224      203
=====================================================================

Per Share of Common Stock
Net Income                          $  .42      .29      .85      .78
Dividends Paid                      $ .305      .28     .585      .56
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)                   262,028  261,527  261,852  261,477
---------------------------------------------------------------------
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                           Millions of Dollars
                                        -------------------------
                                        June 30       December 31
                                           1995              1994*
                                        -------------------------
Assets
Cash and cash equivalents               $   122               193
Accounts and notes receivable (less
  allowances: 1995--$20; 1994--$20)       1,567             1,462
Inventories                                 560               527
Deferred income taxes                       204               203
Prepaid expenses and other current
  assets                                    101                97
-----------------------------------------------------------------
    Total Current Assets                  2,554             2,482
Investments and long-term receivables       795               708
Properties, plants and equipment (net)    8,176             8,042
Deferred income taxes                       115               122
Deferred charges                             95                99
-----------------------------------------------------------------
Total                                   $11,735            11,453
=================================================================

Liabilities
Accounts payable                        $ 1,375             1,371
Long-term debt due within one year           28                18
Accrued income and other taxes            1,021               847
Other accruals                              253               285
-----------------------------------------------------------------
    Total Current Liabilities             2,677             2,521
Long-term debt                            2,977             3,106
Accrued dismantlement, removal and
  environmental costs                       595               564
Deferred income taxes                       985               961
Employee benefit obligations                447               341
Other liabilities and deferred credits      612               656
-----------------------------------------------------------------
Total Liabilities                         8,293             8,149
-----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                        350               351
-----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (277,180,511 shares)
      Par value                             346               346
      Capital in excess of par            1,010               996
    Treasury stock (at cost:
      1995--15,044,018 shares;
      1994--15,542,074 shares)             (830)             (859)
Foreign currency translation adjustments     49                16
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)          (433)             (451)
Retained earnings                         2,950             2,905
-----------------------------------------------------------------
Total Stockholders' Equity                3,092             2,953
-----------------------------------------------------------------
Total                                   $11,735            11,453
=================================================================
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                               1995          1994*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 224           203
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, depletion and
      amortization                              492           405
    Dry hole costs and leasehold impairment      29            46
    Deferred taxes                              (24)           13
    Increase in accounts and notes
      receivable                                (83)         (176)
    Increase in inventories                     (28)           (7)
    Decrease in prepaid expenses and
      other current assets                        -            24
    Decrease in accounts payable                 (2)           (2)
    Increase (decrease) in taxes and
      other accruals                            120           (41)
    Other                                        25           (49)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       753           416
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (549)         (496)
Proceeds from asset dispositions                 27            84
Other investments                                (7)           (8)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (529)         (420)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                329         1,038
Repayment of debt                              (446)         (854)
Issuance of company stock                         6             4
Purchase of company stock                         -            (1)
Dividends paid                                 (153)         (146)
Other                                           (31)          (28)
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                   (295)           13
-----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                   (71)            9
Cash and cash equivalents at beginning
  of period                                     193           119
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 122           128
=================================================================
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Phillips Petroleum Company (hereinafter referred to as "Phillips" or "the company") considers necessary for a fair presentation of the consolidated financial position of the company and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature, except as described in
Note 2.


Note 2--Accounting Change

Effective April 1, 1995, the company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in a before-tax addition of $95 million to depreciation, depletion and amortization expense in second quarter 1995. After-tax, the additional charge was $49 million, $.19 per share.

Under the new Statement, the company now evaluates impairment of exploration and production assets on a field-by-field basis rather than using one worldwide cost center for its proved properties. On this basis, certain fields in North America and Norway are deemed to be impaired because they are not expected to recover their entire carrying value through future cash flows.
In addition to the change in grouping of proved properties, certain idle buildings and land in the company's Corporate and Chemicals segments are also deemed to be impaired under Statement No. 121, as the company currently has no plans to use those assets in future operations.

The before-tax charges for the above items by segment were E&P, $78 million; Corporate, $13 million; and Chemicals, $4 million. The after-tax charges were $39 million, $7 million, and $3 million, respectively. The fair values of the impaired E&P assets were determined by using the present value of expected future cash flows. The fair values of the impaired Corporate and Chemicals assets were determined based on information about sales and purchases of similar assets.


Note 3--Non-Mineral Operating Leases

In the second quarter of 1995, the company extended the lease terms on its two liquefied natural gas tankers for an additional two years. Had the new terms been in effect at December 31,

1994, the company's future minimum lease payments due under non-cancelable operating leases would have increased by $12 million, $23 million and $10 million for the years 1998, 1999 and the remaining years, respectively. The company's 70 percent share of the guaranteed residual value is now $196 million.


Note 4--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1995            1994
                                          -----------------------

Crude oil and petroleum products             $186             228
Chemical products                             281             204
Materials, supplies and other                  93              95
-----------------------------------------------------------------
                                             $560             527
=================================================================


Note 5--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1995            1994
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $18,887          18,293
Less accumulated depreciation,
  depletion and amortization               10,711          10,251
-----------------------------------------------------------------
                                          $ 8,176           8,042
=================================================================


Note 6--Debt

The company's wholly owned subsidiary, Phillips Petroleum Company
Norway, has a revolving credit facility with a group of international banks for $500 million, $100 million of which was outstanding at June 30, 1995.

No amounts were outstanding under Phillips' $250 million commercial paper program at June 30, 1995. In early August, the company replaced its commercial paper program, which was supported by a direct-pay irrevocable bank letter of credit, with a $250 million commercial paper program supported by a portion of the company's unused revolving lines of credit equal to 100 percent of the commercial paper outstanding. To facilitate the change in programs and to maintain liquidity for other uses, the company increased its revolving bank credit facility from $800 million to $1,100 million, effective August 4, 1995. At June 30, 1995, no portion of the existing $800 million facility was outstanding.

Note 7--Income Taxes

The company's effective tax rates for the three- and six-month periods ended June 30, 1995, were 56 and 58 percent, respectively, compared with 53 and 48 percent for each of the same periods a year ago. The higher 1995 effective tax rates reflect lower tax credits for fuel produced from non-conventional sources. The reduction in credits resulted from an exchange, in late 1994, of a variable interest in the net proceeds from production of certain coal-seam gas properties generating the credits. The increase in the rate for the six-month period was also due to a greater proportion of foreign income taxed at higher rates than domestic income, and other miscellaneous tax adjustments.


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

HCC Litigation--During the second quarter of 1995, seven claimants received jury verdicts totaling less than $400,000 for compensatory damages for injuries received in the October 23, 1989, explosion and fire at the Phillips 66 Company's Houston Chemical Complex. No amount was awarded for punitive damages. Appeals may be taken by some claimants. There remain approximately 11 untried cases, primarily alleging psychological injury. The company believes that it has adequately provided for all remaining claims arising from this incident.

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


Note 9--Cash Flow Information

Cash payments and noncash investing and financing activities for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1995           1994
                                              -------------------
Cash payments
Interest
  Debt                                        $112            118
  Taxes and other                                7             27
-----------------------------------------------------------------
                                              $119            145
=================================================================

Income taxes                                  $210            241

Noncash investing and financing activities
Treasury stock awards issued (canceled)
  under incentive compensation plans          $  6             (3)
-----------------------------------------------------------------

-----------------------------------------------------------------
Management's Discussion And Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income, by business segment and consolidated, follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------
Exploration and Production
  (E&P)
    United States           $ 42            61    102         127
    Foreign                   32            15     73          34
-----------------------------------------------------------------
                              74            76    175         161
Gas Gathering, Processing
  and Marketing (GPM)         (3)           (2)    (8)          2
Refining, Marketing and
  Transportation (RM&T)       12            31      7          68
Chemicals                    112            45    208         119
Corporate and Other          (82)          (74)  (158)       (147)
-----------------------------------------------------------------
Net Income                  $113            76    224         203
=================================================================


Operating revenues increased 20 percent and 14 percent for the second quarter and first six months of 1995, respectively, compared with the corresponding periods in 1994. In both periods, operating revenues increased on higher sales prices for most key products. Crude oil sales prices moved up through the first five months of 1995 on political uncertainties and a balancing of global supply and demand. Crude prices declined late in the second quarter on the prospects of increasing global supplies. Automotive gasoline prices were higher than a year ago, generally tracking the increase in crude oil feedstock costs. The company's key chemicals and plastics products sales prices were higher than a year ago, as a result of stronger demand. In addition to higher prices, petroleum products sales volumes were higher than last year, on increased buy/sell activity utilized to more cost effectively deliver products to market outlets. Negatively affecting both 1995 periods compared with 1994 were lower U.S. natural gas sales prices, which were down due to a moderation in demand relative to increasing industry supplies.

Equity in earnings from affiliated companies increased over 70 percent for the second quarter and six-months ended June 30, 1995, compared with the same periods in the prior year. Higher ethylene and propylene margins at the company's 50 percent owned Sweeny Olefins Limited Partnership (SOLP) were primarily responsible for the increase from a year ago.

Purchase costs were 23 percent and 17 percent higher in the second quarter and six months ended June 30, 1995, respectively, than in the corresponding periods of 1994. Higher crude oil feedstock costs for the company's refineries, due to higher crude oil prices, and higher petroleum products purchases, due to increased buy/sell activity, contributed to the higher purchase costs in both periods.

After adjusting for special items, primarily work force reduction charges, production and operating costs were down slightly for the second quarter and the first six months of 1995, compared with the same periods last year, reflecting the company's continued emphasis on cost control and best in class performance.

Exploration expenses were lower for the second quarter and six months, compared with the same periods in 1994, because the earlier periods include higher dry hole charges, primarily in the Gulf of Mexico.

Selling, general and administrative (SG&A) expenses were down
8 percent for the second quarter of 1995, compared with the second quarter of 1994, due to lower corporate overhead costs. For the six-month period, after adjusting for special items, SG&A expenses were mostly unchanged, as generally lower costs were offset by higher environmental accruals.

DD&A increased substantially for the second quarter and six months compared with a year ago, due to the adoption of FASB Statement No. 121. Also contributing to the higher DD&A was the effect of the offshore China E&P production project coming online in late 1994. These items were partially offset by lower DD&A from the company's United Kingdom and U.S. E&P operations.

Taxes other than income taxes were $9 million and $8 million higher in the second quarter and first six months of 1995, respectively, when compared with 1994, primarily because of a favorable production tax settlement in the second quarter of 1994, and higher emission taxes in Norway in 1995.

Consolidated net income for the three-month period ended June 30, 1995, increased 49 percent over the corresponding period in 1994. For the six-month period ended June 30, 1995, consolidated net income increased $21 million, compared with the same period a year ago.

Earnings included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------

Property impairments        $(49)            -    (49)          -
Gain on subsidiary stock
  transaction                  -             -      -          20
Work force reduction
  charges                     (8)            -    (13)         (5)
Foreign currency gains         -             1      1           1
Pending claims and
  settlements                  -            14      -          17
Other items                   (8)            1    (14)          1
-----------------------------------------------------------------
Total special items         $(65)           16    (75)         34
=================================================================


Before special items, net operating income was $178 million for the second quarter of 1995, compared with $60 million in the second quarter of 1994. For the six-month period ending June 30, net operating income was $299 million in 1995, compared with $169 million in 1994.

The second quarter's net operating income of $178 million was the highest since the fourth quarter of 1990. The 197 percent improvement over the second quarter of 1994 is attributable to substantially higher chemicals margins, particularly for ethylene and polyethylene, higher crude oil sales prices, higher volumes for crude oil and natural gas, and lower controllable costs. The company's refineries ran at capacity, but higher feedstock costs could not be fully recovered in the distillates market.

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
Phillips at a Glance         1995         1994    1995       1994
                            ------------------   ----------------

U.S. crude oil
  production (MBD)             80           92      82         92
Worldwide crude oil
  production (MBD)            222          206     224        206
U.S. natural gas
  production (MMCFD)        1,066        1,004   1,080      1,040
Worldwide natural gas
  production (MMCFD)        1,479        1,356   1,527      1,420
Worldwide natural gas
  liquids production (MBD)    157          163     159        163
Liquefied natural gas
  sales (MMCFD)                98           98     114        106
Refinery utilization
  rate (%)                    104          103     102         97
U.S. automotive gasoline
  sales (MBD)                 334          310     323        296
U.S. distillates
  sales(MBD)                  137          130     134        126
Worldwide petroleum
  products sales (MBD)        704          674     694        678
Natural gas liquids
  processed (MBD)             189          186     203        197
Ethylene production
  (MMlbs)*                    625          585   1,259      1,241
Polyethylene
  production (MMlbs)*         474          452     914        920
-----------------------------------------------------------------
*Includes equity in affiliates.

Segment Results

E&P                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1995         1994    1995       1994
                            ------------------   ----------------

Reported net income          $ 74           76     175        161
Less special items            (47)           6     (56)        10
-----------------------------------------------------------------
Net operating income         $121           70     231        151
=================================================================


The E&P segment's net operating income in the second quarter of 1995 increased $51 million--73 percent--over the same quarter a year ago. E&P's net operating earnings were also improved over last year for the six-month period, increasing 53 percent. Higher crude oil revenues, particularly in the six-month period, contributed to the improved results. Phillips' average realized worldwide crude oil sales price increased for the first five months of 1995, before declining slightly in June. Prices declined late in the quarter on the prospect of increasing supplies.

Lower costs continue to positively impact E&P net operating income, with lifting costs, exploration expenses and depreciation, depletion and amortization (DD&A) all down for both the quarter and six months compared with 1994.

U.S. natural gas prices remained low in the second quarter, leading to lower natural gas revenues than last year for both the second quarter and the six-month period. A moderation in demand relative to increasing industry supply continued to hold prices down. Increased natural gas production volumes mitigated the lower sales prices to some extent.

Sales prices, exploration expenses and operating statistics for worldwide E&P were:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1995        1994    1995       1994
                            ------------------   ----------------
Average Sales Prices
Crude oil (per barrel)
    United States           $15.87       13.83   15.43      12.43
    Foreign                  18.45       15.85   17.69      14.79
    Worldwide                17.58       14.96   16.88      13.79
Natural gas--lease (per
  thousand cubic feet)
    United States             1.36        1.78*   1.34       1.85*
    Foreign                   2.51        2.26    2.46       2.28
    Worldwide                 1.79        1.96*   1.77       2.02*
-----------------------------------------------------------------
*Restated.

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1995        1994    1995       1994
                            ------------------   ----------------
Worldwide Exploration
  Expenses
Geological and geophysical     $32          26      58         50
Leasehold impairment             7           7      16         12
Dry holes                        6          19      13         34
Lease rentals                    1           2       2          3
-----------------------------------------------------------------
                               $46          54      89         99
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 80          92      82         92
  Norway                       100          81      99         81
  United Kingdom                 3           5       4          5
  Nigeria                       24          23      23         24
  China                         10           -      11          -
  Canada                         5           5       5          4
-----------------------------------------------------------------
                               222         206     224        206
=================================================================

Natural Gas Liquids Produced
  United States                  5           6       5          5
  Norway                         8           7       9          8
  Other areas                    1           1       1          1
-----------------------------------------------------------------
                                14          14      15         14
=================================================================


                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)            1,066        1,004   1,080      1,040
  Norway*                     310          255     313        259
  United Kingdom*              38           50      75         72
  Canada                       65           47      59         49
-----------------------------------------------------------------
                            1,479        1,356   1,527      1,420
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        98           98     114        106
-----------------------------------------------------------------

U.S. E&P                             Millions of Dollars
--------                    -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1995         1994    1995       1994
                            ------------------   ----------------

Reported net income          $ 42           61     102        127
Less special items            (33)           5     (37)         9
-----------------------------------------------------------------
Net operating income         $ 75           56     139        118
=================================================================


Net operating income from the company's U.S. E&P operations increased 34 percent for the three-month period ended June 30, 1995, compared with the same period in 1994. Lower lifting costs, exploration expenses and DD&A, along with improved natural gas liquids and liquefied natural gas revenues contributed to the improved results. Crude oil revenues were flat, as the benefit of higher average sales prices was offset by lower sales volumes.

For the six-month period ended June 30, 1995, net operating income increased 18 percent compared with the corresponding period in 1994. In addition to the benefits discussed in the second quarter results, the six-month period benefitted from higher crude oil revenues, as higher average sales prices more than offset the effect of lower sales volumes. Low natural gas prices continued to hamper results for both the second quarter and six-month period. The average natural gas price was 24 percent and 28 percent lower for the second quarter and first six months, respectively, than the comparable periods in 1994.

U.S. crude oil production was lower in both the second quarter and first six months of 1995, compared with the same periods in 1994. Normal field declines, lower production from Point Arguello and asset sales were partially offset by increased production in the Gulf of Mexico from South Marsh Island 146/147 and Ship Shoal 149. U.S. natural gas production was higher in both the second quarter and first six months of 1995, primarily due to increased production from the San Juan basin.

Special items in the second quarter of 1995 represented property impairments on an after-tax basis of $33 million. In addition, the six-month period included work force reduction charges. Special items in the second quarter of 1994 consisted primarily of favorable settlements related to the company's Alaska operations. In addition, the six-month period ended June 30, 1994, also included a favorable settlement related to a net profits interest, partially offset by a contingency accrual.

Foreign E&P                          Millions of Dollars
-----------                 -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------

Reported net income         $ 32            15     73          34
Less special items           (14)            1    (19)          1
-----------------------------------------------------------------
Net operating income        $ 46            14     92          33
=================================================================


Net operating income from the company's foreign E&P operations showed substantial improvement when compared with 1994, more than tripling for the second quarter and increasing 179 percent for the six-month period. Higher crude oil revenues were primarily responsible for the improved results, as both sales volumes and prices were higher than the comparable periods in 1994.

Foreign crude oil production was higher in both the second quarter and first six months of 1995, compared with the same periods in 1994. The increase is attributable to continued higher production from Norway and new production from offshore China. Foreign natural gas production was higher in both the second quarter and first six months of 1995, primarily due to higher production in Norway.

Special items in the second quarter of 1995 primarily included property impairments on an after-tax basis of $6 million and work force reduction charges of $7 million after-tax. The six-month period also included a tax contingency accrual. Special items for both the second quarter and six-month period in 1994 consisted of foreign currency gains.


GPM                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1995        1994    1995       1994
                            ------------------   ----------------

Reported net income (loss)     $(3)         (2)     (8)         2
Less preferred dividend
  requirements of Phillips
  Gas Company                   (8)         (8)    (16)       (16)
-----------------------------------------------------------------
Net operating income           $ 5           6       8         18
=================================================================


The company's GPM operations are conducted primarily through GPM
Gas Corporation, a wholly owned subsidiary of Phillips Gas
Company. The effect of Phillips Gas Company's preferred dividend requirements has been excluded in determining GPM's net operating income.

Sales prices and operating statistics for GPM were:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1995        1994    1995       1994
                            ------------------   ----------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 1.48        1.83    1.44       1.97
U.S. natural gas liquids
  (per barrel--
  unfractionated)            10.23        9.37   10.15       9.17
-----------------------------------------------------------------


                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,246       1,148   1,238      1,139
  Phillips                     197         203     198        206
-----------------------------------------------------------------
                             1,443       1,351   1,436      1,345
=================================================================

Raw Gas Throughput           1,624       1,493   1,603      1,493
-----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips             830         854     848        857
  Phillips                     190          88     168         86
-----------------------------------------------------------------
                             1,020         942   1,016        943
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Natural Gas Liquids Net
  Production
    From Phillips E&P
      leasehold gas             19          21      20         22
    From gas purchased
      outside Phillips         124         128     124        127
-----------------------------------------------------------------
                               143         149     144        149
=================================================================


GPM's net operating income decreased slightly for the second quarter of 1995 and 56 percent for the six months, compared with the corresponding periods in 1994. Low residue gas sales prices continued to negatively impact earnings. The average realized sales price was 19 percent lower for the second quarter and 27 percent lower for the six-month period relative to a year ago. High storage levels and lower seasonal demand kept sales prices lower than 1994. Higher natural gas liquids prices--9 percent and 11 percent higher than 1994 for the second quarter and six-month period, respectively--partially offset the lower residue gas prices. NGL prices increased as a result of higher demand for NGL feedstocks for production of petrochemicals.

RM&T                                 Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------
Reported net income          $12            31      7          68
Less special item             (1)            -     (1)          -
-----------------------------------------------------------------
Net operating income         $13            31      8          68
=================================================================


Sales prices and operating statistics for RM&T were:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------
Average Sales Prices
  (per gallon)
Automotive gasoline         $.65           .57    .60         .54
Distillates                  .52           .50    .50         .50
Propane                      .36           .35    .36         .35
-----------------------------------------------------------------

Operating Statistics
Refinery crude oil
  capacity utilization       104%          103    102          97
-----------------------------------------------------------------


                                 Thousands of Barrels Daily
                            -------------------------------------
Crude Oil Refined            333           331    327         309
-----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline    328           288    318         273
      Aviation fuels          29            32     30          32
      Distillates            137           130    134         126
      Propane                 11             9     24          24
      Other products          21            20     19          18
-----------------------------------------------------------------
                             526           479    525         473
    Foreign                   50            52     50          57
-----------------------------------------------------------------
                             576           531    575         530
=================================================================


The company's refineries continued to run consistently in the second quarter, ending the quarter with a refinery crude oil capacity utilization rate of 104 percent. However, crude oil feedstock costs were 15 percent higher than the second quarter a year ago. Phillips' average realized wholesale automotive gasoline price kept pace, increasing 14 percent, but the company's distillates sales price rose only 4 percent. As a result, distillates margins were lower than those in the second quarter last year, contributing to 58 percent lower earnings in RM&T.

The company's refineries ran at capacity for the first six months of 1995, compared with a 97 percent crude oil capacity utilization rate in the first six months of 1994. For the six-month period, crude oil feedstock costs were 22 percent higher than the first six months of 1994. Phillips' average realized wholesale automotive gasoline price increased 11 percent and the company's distillates price was flat. This combination of feedstock costs increasing at a higher rate than selling prices led to lower gasoline and distillates margins, resulting in a significant drop in net operating income.

The special item for the second quarter of 1995 represented work force reduction charges.


Chemicals                            Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------

Reported net income         $112            45    208         119
Less special items            (8)            6     (8)         27
-----------------------------------------------------------------
Net operating income        $120            39    216          92
=================================================================


Operating statistics for Chemicals were:

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994    1995       1994
                            ------------------   ----------------

                                     Millions of Pounds,
                                     Except as Indicated
                            -------------------------------------
Operating Statistics
Production*
  Ethylene                   625           585   1,259      1,241
  Polyethylene               474           452     914        920
  Propylene                  109            97     219        180
  Polypropylene              114           125     219        225
  Paraxylene                 169           119     258        253
  Cyclohexane (millions
    of gallons)               20            57      47        101
-----------------------------------------------------------------
*Includes equity in affiliates.

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994    1995       1994
                            ------------------   ----------------
                                  Thousands of Barrels Daily
                            -------------------------------------
U.S. Petroleum Products
  Outside Sales
    Automotive gasoline        6            22       5         23
    Liquefied petroleum gas   82            84      76         83
    Other products            40            37      38         42
-----------------------------------------------------------------
                             128           143     119        148
=================================================================

Natural Gas Liquids
  Processed                  189           186     203        197
-----------------------------------------------------------------

Natural Gas Liquids
  Processing Capacity        227           227     227        227
-----------------------------------------------------------------


The company's Chemicals segment net operating income continued to improve, reaching $120 million in the second quarter of 1995, a 208 percent increase over 1994's $39 million. For the six-month period ending June 30, 1995, Chemicals' net operating income was $216 million, a 135 percent increase over the comparable period in 1994. Both the second quarter and six-month period benefited from substantially higher margins, particularly for ethylene and polyethylene, and lower operating expenses.

Industry demand for ethylene remained strong in the second quarter, allowing for higher margins than a year ago. Industry supply moved into balance with demand during the quarter, resulting in adequate, but not excessive industry inventory. Phillips' ethylene production in the second quarter was 7 percent higher than the same period last year, as the SOLP ethylene unit performed particularly well following a first quarter turnaround. Propylene remained in tight supply during the second quarter, but industry imports into the U.S. market brought the industry into a supply/demand balance. Paraxylene production increased
42 percent in the second quarter of 1995, compared with the second quarter of 1994, due to the first quarter completion of the initial paraxylene expansion at the company's Puerto Rico Core facilities.

Although demand in the polyethylene plastics market began to soften during the second quarter, margins remained steady through most of the quarter. Late in the quarter, margins lowered in response to the softening in demand. Overall, Phillips' polyethylene margins were much better in the second quarter than a year ago, leading to improved financial results. Polyethylene production was 5 percent higher in this year's second quarter compared with last year's. Demand for polypropylene remained high during the quarter. Availability of propylene, a key feedstock, continued to be tight, which limited production of polypropylene.

Special items in the second quarter of 1995 included property impairments of $3 million on an after-tax basis and an income tax adjustment. Special items for the second quarter of 1994 included a favorable adjustment to a 1993 accrual for the abandonment of a pipeline and a favorable settlement related to the company's aromatics operations. In addition to the above items, the first six months of 1994 included an after-tax gain of $20 million from a subsidiary stock transaction.


Corporate and Other                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------

Reported Corporate and
  Other                     $(82)          (74)  (158)       (147)
Less special items            (9)            4    (10)         (3)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(73)          (78)  (148)       (144)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $(31)          (36)   (59)        (61)
Net interest                 (43)          (45)   (87)        (94)
Other                          1             3     (2)         11
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(73)          (78)  (148)       (144)
=================================================================


Corporate general and administrative expenses for the second quarter decreased $5 million compared with the corresponding period in 1994, due to generally lower costs. For the six-month period ended June 30, 1995, Corporate general and administrative expenses declined slightly.

Net interest represents interest income and expense, net of capitalized interest. Net interest for both the second quarter and six-month period declined relative to 1994, due primarily to higher capitalized interest associated with the J-Block development in the U.K. sector of the North Sea.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other was down in the second quarter and year-to-date periods due primarily to higher contingency accruals in 1995.

Special items in the second quarter of 1995 included property impairments on an after-tax basis of $7 million. In addition, the six-month period included work force reduction charges.

Special items in the second quarter of 1994 included the interest applicable to favorable resolutions of various legal issues. In addition, the six-month period included an asset sale, a work force reduction charge and a contingency accrual.


CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                         Millions of Dollars
                                    -----------------------------
                                         At           At       At
                                    June 30  December 31  June 30
                                       1995         1994     1994
                                    -----------------------------
Current ratio                           1.0          1.0      1.0
Long-term debt                       $2,977        3,106    3,387
Preferred stock of subsidiary        $  345          345      345
Stockholders' equity                 $3,092        2,953    2,787
Percent of long-term debt
  to capital*                            46%          49       52
Percent of floating-rate debt
  to total debt                          20%          23       29
-----------------------------------------------------------------
*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


Cash from operations increased $337 million, 81 percent, during the first six months of 1995, compared with the same period in 1994. This increase can be attributed in part to a $21 million increase in net income and $40 million generated from the net sales of credit card receivables during the first six months of 1995. During the same period in 1994, a $79 million tax payment for a previously recorded accrual and $45 million in payments for previously recorded contingencies reduced cash, also contributing significantly to the variation in cash from operating activities between the two periods.

On April 10, 1995, Phillips' Board of Directors approved a
9 percent increase in the quarterly common stock dividend rate, raising the per share dividend to $.305 effective June 1, 1995.

During the first quarter of 1995, the company and a bank-sponsored entity entered into a one-year agreement which provides for the revolving sale of receivables generated by credit card sales and includes four one-year renewal options. The agreement limits the amount of receivables which may be sold and outstanding to $115 million, of which $40 million was outstanding at June 30, 1995.

At June 30, 1995, no amounts were outstanding under Phillips' $250 million commercial paper program. In early August, the company replaced its commercial paper program, which was supported by a direct-pay irrevocable bank letter of credit, with a $250 million commercial paper program supported by a portion of the company's unused revolving lines of credit equal to

100 percent of the commercial paper outstanding. To facilitate the change in programs and to maintain liquidity for other uses, the company increased its revolving bank credit facility from $800 million to $1,100 million, effective August 4, 1995. No portion of the existing $800 million facility was outstanding at June 30, 1995.

SOLP owns and operates a 1.5 billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery. During second quarter 1995, Phillips' management approved funding for three new furnaces for the facility, increasing SOLP's annual capacity to 1.9 billion pounds when completed in 1996.

The company's U.S. E&P operations conducted sales of non-strategic assets in June and July of this year. The sales are scheduled to close in third quarter 1995, producing proceeds of
approximately $24 million.   These property dispositions are not
expected to have a material impact on reserves, production or associated earnings.


Capital Expenditures and Investments

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1995          1994   1995        1994
                            ------------------   ----------------

E&P                         $176           201    323         359
GPM                           43            22     72          44
RM&T                          36            21     58          34
Chemicals                     34            29     76          50
Corporate and Other           12             6     20           9
-----------------------------------------------------------------
                            $301           279    549         496
=================================================================
United States               $191           186    343         316
Foreign                      110            93    206         180
-----------------------------------------------------------------
                            $301           279    549         496
=================================================================


The company's wholly owned subsidiary, GPM Gas Corporation, continues to pursue its previously announced acquisition of certain Enron Corp. gathering facilities located in the Texas and Oklahoma Panhandles. However, an amendment was signed in June 1995, reducing the scope of the acquisition. As revised, it now includes approximately 3,200 miles of gathering line and 22 compressor stations. The acquisition is anticipated to be completed in about six months, pending governmental approval.

Contingencies

Legal and Tax Matters

The Internal Revenue Service has appealed the U.S. Tax Court's rulings related to the company's sales of liquefied natural gas in Japan. The Tax Court's rulings supported the company's position that more than 50 percent of the income at issue was from a foreign source. Oral argument on the appeal will be heard by the U.S. Court of Appeals for the Tenth Circuit on September 26, 1995. Though a final, favorable outcome of this litigation would have a material, positive effect on Phillips' net income and cash position, and an unfavorable result could have a material impact on cash flows in a particular quarter, it remains too early to determine the outcome or the final financial effect.

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

At year-end 1994, Phillips reported 56 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, 15 of these sites were resolved through consent decrees, deposits into trust funds or otherwise. Seven sites were added during the six-month period. Of the 48 sites remaining at June 30, 1995, the company believes it has a legal defense or its records indicate no involvement for 16 sites. At seven other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At 11 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 14 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At June 30, 1995, accruals of $7 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $97 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $14 million for other environmental contingent liabilities, for total environmental accruals of $118 million. No one site represents more than 10 percent of the total.

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


OUTLOOK

Late in the second quarter, the company's Puerto Rico Core facility began producing cyclohexane using the Aromax catalytic reforming technology. This facility now produces cyclohexane at a rate of approximately 9,000 barrels a day, compared with 7,000 barrels a day realized during the first six months of 1994.

Higher than expected well flow rates, lower than anticipated water production and completion of the development wells ahead of schedule have resulted in better than expected production rates from the Xijiang field in the China Sea. Production was initially projected to peak at 66,000 gross barrels of crude oil per day in 1996, but in May 1995, the daily production rate hit approximately 73,500 gross barrels per day. However, in mid-June, Xijiang production was shut in due to pipeline damage, believed to have been caused by a fishing vessel. Although repairs were completed in early July, production continues to be shut in due to equipment failure. The company anticipates resuming production during August of this year. Prior to shutting in production, Phillips' share of the average daily production rate reached approximately 19,200 net barrels per day.

Discussions continue with Phillips' co-venturer in the Sunfish prospect regarding the transfer of the co-venturer's lease interests in the South Cook Inlet to the company. The next exploration well is now scheduled for 1996.

Net volumes from the Point Arguello field offshore California averaged approximately 10,400 barrels of oil per day during the second quarter of 1995, compared with an average of approximately 13,700 barrels of oil per day during the fourth quarter of 1994. The decline in production is related to increasing water production from the reservoir and the deferral of certain projects. Phillips and the operator are evaluating recent production data and methods to possibly reestablish production at previous levels.

Phillips' average worldwide crude oil sales price realized during the first six months of 1995 increased 22 percent over the same period last year; however, prices declined late in the second quarter. Worldwide crude oil prices for the remainder of 1995 will depend upon market reaction to changing political and economic environments, which continue to remain uncertain. Realized worldwide natural gas sales prices for the first six months of 1995 were 12 percent lower than the same period last year, and in the near term, are not expected to show significant improvement due to high storage levels and plentiful gas supplies. However, during the winter months, demand generally increases, resulting in some price improvement.

Chemicals margins began to tighten during the latter part of the second quarter, in response to a slowing of industry demand. The company anticipates that demand will continue to soften in the third quarter, leading to declining margins.

Phillips' results for the first six months of 1995 reflect the benefit of the company's ongoing efforts to contain costs. Controllable costs are lower in 1995, even though production levels are higher. Plans for process improvements are currently being developed which are expected to further reduce costs across all the company's business lines.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations and financing.

                  PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The following is a description of a legal proceeding involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.
While it is not possible to predict the outcome of the proceeding, if it was decided adversely to the company, there would be no material adverse impact on the company's financial statements. Nevertheless, such proceedings are reported pursuant to the Securities and Exchange Commission's regulations.

On May 4, 1995, the Texas Natural Resource Conservation Commission (TNRCC) issued a Notice of Violation (NOV) to Phillips Petroleum Company for its Sweeny, Texas, refinery. The complaint alleges violations of Texas' State Water pollution standards with respect to the handling of waste water at the Sweeny refinery prior to the start-up of a new waste water treatment plant in 1993. The NOV seeks a penalty in excess of $100,000. A draft order was received with the NOV, asking that negotiations take place after a technical arbitration panel issued its draft report. The draft and final reports have been issued by the panel, and the company is currently in settlement negotiations with the TNRCC. Phillips believes that the settlement will include a cash penalty of less than $100,000 and a component referred to as a "supplemental environmental project" which would be undertaken by the company in lieu of any further cash penalty.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 8, 1995.
A brief description of each proposal and the voting results follow:

  A company proposal to elect fourteen directors.

                                  For         Against & Withheld
                              ----------------------------------
  W. W. Allen                 221,493,383              4,469,877
  Norman R. Augustine         222,088,969              3,874,291
  George B. Beitzel           221,432,963              4,530,297
  David L. Boren              221,690,819              4,272,441
  C. L. Bowerman              221,567,461              4,395,799
  Robert E. Chappell, Jr.     222,109,063              3,854,197
  Lawrence S. Eagleburger     221,571,527              4,391,733
  James B. Edwards            221,856,144              4,107,116
  Larry D. Horner             221,977,064              3,986,196
  J. J. Mulva                 221,051,147              4,912,113
  Randall L. Tobias           222,133,587              3,829,673
  Victoria J. Tschinkel       221,857,911              4,105,349
  Kathryn C. Turner           221,644,891              4,318,369
  J. L. Whitmire              221,210,915              4,752,345

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 1995.

                  For         222,139,237
              Against           2,907,977
          Abstentions             916,043
            Not Voted                   3

  A shareholder proposal sponsored by the Franciscan Health System of the Sisters of St. Francis of Philadelphia and co-sponsored by The General Board of Church and Society of the United Methodist Church, to sign and implement the CERES Principles, a set of environmental principals put forth by the Coalition for Environmentally Responsible Economies.

                  For          23,657,374
              Against         175,363,291
          Abstentions          11,403,109
            Not Voted          15,539,486

  A shareholder proposal sponsored by the College Retirement
  Equities Fund to require the company's board to adopt a policy to seek shareholder approval, under certain circumstances, prior to issuing preferred stock.

                  For          93,056,549
              Against         112,808,687
          Abstentions           4,524,641
            Not Voted          15,573,383

All fourteen directors were elected, the independent public accountants proposed by the company were approved, the Ceres
Principles were rejected, and the preferred stock proposal was rejected.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12  Computation of Ratio of Earnings to Fixed Charges

27  Financial Data Schedule

Reports on Form 8-K
-------------------

During the three months ended June 30, 1995, the company has not filed any reports on Form 8-K.

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

August 11, 1995