Form 10-Q
period 1995-09-30
PHILLIPS PETROLEUM CO
filed 1995-11-13
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                               -----------------------------------------------
                                OR

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

The registrant has 262,067,668 shares of common stock, $1.25 par value, outstanding at October 31, 1995.

                     PART I. FINANCIAL INFORMATION

---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company


                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                    ---------------------------------
                                      1995     1994*    1995*    1994*
                                    ---------------------------------
Revenues
Sales and other operating revenues  $3,369    3,315   10,047    9,194
Equity in earnings of affiliated
  companies                             38       23      106       62
Other revenues                           8        9       22       43
---------------------------------------------------------------------
    Total Revenues                   3,415    3,347   10,175    9,299
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,083    2,056    6,149    5,526
Production and operating expenses      527      554    1,589    1,645
Exploration expenses                    49       52      138      151
Selling, general and
  administrative expenses              142      139      363      365
Depreciation, depletion and
  amortization                         190      191      682      596
Taxes other than income taxes           62       71      201      202
Interest and expense on
  indebtedness                          63       42      199      187
Preferred dividend requirements
  of subsidiary                          8        8       24       24
---------------------------------------------------------------------
    Total Costs and Expenses         3,124    3,113    9,345    8,696
---------------------------------------------------------------------
Income before income taxes and
  subsidiary stock transaction         291      234      830      603
Gain on subsidiary stock
  transaction                            -        -        -       20
---------------------------------------------------------------------
Income before income taxes             291      234      830      623
Provision for income taxes             155      115      470      301
---------------------------------------------------------------------
Net Income                          $  136      119      360      322
=====================================================================

Per Share of Common Stock
Net Income                          $  .52      .45     1.37     1.23
Dividends Paid                      $ .305      .28      .89      .84
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)                   262,154  261,569  261,954  261,508
---------------------------------------------------------------------
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current quarter presentation.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1995         1994*
                                        -------------------------
Assets
Cash and cash equivalents                    $   143          193
Accounts and notes receivable (less
  allowances: 1995--$18; 1994--$20)            1,418        1,462
Inventories                                      585          527
Deferred income taxes                            203          203
Prepaid expenses and other current
  assets                                          73           97
-----------------------------------------------------------------
    Total Current Assets                       2,422        2,482
Investments and long-term receivables            805          708
Properties, plants and equipment (net)         8,281        8,042
Deferred income taxes                            123          122
Deferred charges                                 108           99
-----------------------------------------------------------------
Total                                        $11,739       11,453
=================================================================

Liabilities
Accounts payable                             $ 1,319        1,371
Long-term debt due within one year                28           18
Accrued income and other taxes                 1,093          847
Other accruals                                   338          285
-----------------------------------------------------------------
    Total Current Liabilities                  2,778        2,521
Long-term debt                                 2,876        3,106
Accrued dismantlement, removal and
  environmental costs                            590          564
Deferred income taxes                          1,000          961
Employee benefit obligations                     381          341
Other liabilities and deferred credits           610          656
-----------------------------------------------------------------
Total Liabilities                              8,235        8,149
-----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                             350          351
-----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (277,180,511 shares)
      Par value                                  346          346
      Capital in excess of par                 1,011          996
    Treasury stock (at cost:
      1995--15,016,507 shares;
      1994--15,542,074 shares)                  (828)        (859)
Foreign currency translation adjustments          42           16
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)               (423)        (451)
Retained earnings                              3,006        2,905
-----------------------------------------------------------------
Total Stockholders' Equity                     3,154        2,953
-----------------------------------------------------------------
Total                                        $11,739       11,453
=================================================================
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                  September 30
                                              -------------------
                                               1995          1994*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 360           322
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, depletion and
      amortization                              682           596
    Dry hole costs and leasehold impairment      44            66
    Deferred taxes                              (10)           (9)
    Sale of accounts receivable                 115             -
    Other changes in accounts and
      notes receivable                          (51)         (132)
    Increase in inventories                     (55)          (24)
    Decrease in prepaid expenses and
      other current assets                       27            44
    Decrease in accounts payable                (53)          (52)
    Increase in taxes and other accruals        286            31
    Other                                       (66)          (53)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities     1,279           789
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (880)         (702)
Proceeds from asset dispositions                 45           207
Long-term advances to affiliates
  and other investments                          (6)          (18)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (841)         (513)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                327         1,142
Repayment of debt                              (547)       (1,139)
Issuance of company stock                         7             8
Purchase of company stock                         -            (1)
Dividends paid                                 (233)         (220)
Other                                           (42)          (41)
-----------------------------------------------------------------
Net Cash Used for Financing Activities         (488)         (251)
-----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                   (50)           25
Cash and cash equivalents at beginning
  of period                                     193           119
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 143           144
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

Under the new Statement, the company now evaluates impairment of exploration and production assets on a field-by-field basis rather than using one worldwide cost center for its proved properties. On this basis, certain fields in North America and Norway were deemed to be impaired because they were not expected to recover their entire carrying value through future cash flows. In addition to the change in grouping of proved properties, certain idle buildings and land in the company's Corporate and Chemicals segments were also deemed to be impaired under Statement No. 121, as the company had no plans to use those assets in future operations.

The before-tax charges for the above items by segment were Exploration and Production (E&P), $78 million; Corporate,
$13 million; and Chemicals, $4 million. The after-tax charges were $39 million, $7 million, and $3 million, respectively. The fair values of the impaired E&P assets were determined by using the present value of expected future cash flows. The fair values of the impaired Corporate and Chemicals assets were determined based on information about sales and purchases of similar assets.


Note 3--Non-Mineral Operating Leases

In the second quarter of 1995, the company extended the lease terms on two liquefied natural gas tankers for an additional two years. Had the new terms been in effect at December 31, 1994, the company's future minimum lease payments due under non-cancelable operating leases would have increased by

$12 million, $23 million and $10 million for the years 1998, 1999 and the remaining years, respectively. The company's 70 percent share of the guaranteed residual value is now $196 million.


Note 4--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1995         1994
                                        -------------------------

Crude oil and petroleum products                $213          228
Chemical products                                283          204
Materials, supplies and other                     89           95
-----------------------------------------------------------------
                                                $585          527
=================================================================


Note 5--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1995         1994
                                        -------------------------
Properties, plants and equipment
  (at cost)                                  $18,947       18,293
Less accumulated depreciation,
  depletion and amortization                  10,666       10,251
-----------------------------------------------------------------
                                             $ 8,281        8,042
=================================================================


Note 6--Debt

In August 1995, the company replaced its commercial paper program, which was supported by a direct-pay irrevocable bank letter of credit, with a $250 million commercial paper program supported by a portion of the company's unused revolving lines of credit equal to 100 percent of the commercial paper outstanding. To facilitate the change in programs and to maintain liquidity for other uses, the company increased its revolving bank credit facility from $800 million to $1,100 million, effective in August 1995. At September 30, 1995, no portion of this facility or the commercial paper program was outstanding.


Note 7--Income Taxes

The company's effective tax rates for the three- and nine-month periods ended September 30, 1995, were 53 and 57 percent, respectively, compared with 49 and 48 percent for each of the same periods a year ago. The higher 1995 effective tax rates were due to a higher proportion of foreign income taxed at higher rates and lower tax credits for fuel produced from non-conventional sources. The reduction in credits resulted from an exchange, in late 1994, of a variable interest in the net proceeds from production of certain coal-seam gas properties generating the credits.


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

Note 9--Cash Flow Information

Cash payments and non-cash investing and financing activities for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1995           1994
                                              -------------------
Cash payments
Interest
  Debt                                        $164            174
  Taxes and other                               16             41
-----------------------------------------------------------------
                                              $180            215
=================================================================

Income taxes                                  $293            259
-----------------------------------------------------------------

Non-cash investing and financing activities
Treasury stock awards issued (canceled)
  under incentive compensation plans          $  6            (12)
-----------------------------------------------------------------
Contribution of non-cash net assets
  to equity method affiliate                     -            107
-----------------------------------------------------------------

-----------------------------------------------------------------
Management's Discussion And Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income, by business segment and consolidated, follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994  1995         1994
                            ------------------  -----------------
Exploration and Production
  (E&P)                     $ 79            74   254          235
Gas Gathering, Processing
  and Marketing (GPM)         (6)           (2)  (14)           -
Refining, Marketing and
  Transportation (RM&T)       31            57    38          125
Chemicals                    118            63   326          182
Corporate and Other          (86)          (73) (244)        (220)
-----------------------------------------------------------------
Net Income                  $136           119   360          322
=================================================================


Consolidated net income for the three-month period ended
September 30, 1995, increased 14 percent over the corresponding period in 1994. For the nine-month period ended September 30, 1995, consolidated net income increased 12 percent, compared with the same period a year ago.

Earnings included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994   1995        1994
                            ------------------  -----------------

Property impairments        $ (1)            -    (50)          -
Gain on subsidiary stock
  transaction                  -             -      -          20
Work force reduction
  charges                     (5)          (22)   (18)        (27)
Foreign currency gains
  (losses)                    (2)            -     (1)          1
Pending claims and
  settlements                (11)            7    (11)         24
Losses on asset sales          -            (2)     -          (2)
Other items                    4            (5)   (10)         (4)
-----------------------------------------------------------------
Total special items         $(15)          (22)   (90)         12
=================================================================

Net operating income, which excludes special items, was $151 million for the third quarter of 1995, compared with $141 million in the third quarter of 1994. For the nine-month period ending September 30, net operating income was $450 million in 1995, compared with $310 million in 1994.

The 7 percent improvement in net operating income in the third quarter of 1995, compared with the third quarter of 1994, is attributable to substantially higher chemicals margins, particularly for ethylene, paraxylene and polyethylene. In addition, the company benefited from higher crude oil and natural gas production. These positive factors were partially offset by lower motor fuel margins and lower U.S. natural gas prices.

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
Phillips at a Glance         1995         1994    1995       1994
                            ------------------  -----------------

U.S. crude oil
  production (MBD)             77           90      80         91
Worldwide crude oil
  production (MBD)            214          196     220        203
U.S. natural gas
  production (MMCFD)        1,068        1,013   1,076      1,031
Worldwide natural gas
  production (MMCFD)        1,413        1,324   1,489      1,388
Worldwide natural gas
  liquids production (MBD)    162          167     160        165
Liquefied natural gas
  sales (MMCFD)               146          127     125        113
Refinery utilization
  rate (%)                    106          105     103         99
U.S. automotive gasoline
  sales (MBD)                 352          339     332        310
U.S. distillates
  sales (MBD)                 125          141     131        131
Worldwide petroleum
  products sales (MBD)        688          732     692        696
Natural gas liquids
  processed (MBD)             202          212     202        202
Ethylene production
  (MMlbs)*                    630          695   1,889      1,936
Polyethylene
  production (MMlbs)*         450          469   1,364      1,389
-----------------------------------------------------------------
*Includes equity in affiliates.


Consolidated Income Statement Analysis

Operating revenues increased 2 percent and 9 percent for the third quarter and first nine months of 1995, respectively, compared with the corresponding periods in 1994. For the 1995 third quarter, higher crude oil revenues were mostly offset by lower petroleum products revenues. For the 1995 nine-month period, operating revenues were higher primarily as a result of higher crude oil and petroleum products revenues. The company's average worldwide crude oil price was 14 percent higher for the first nine months of 1995, compared with the same period in 1994. Petroleum products revenues for the nine-month period benefited from higher motor fuel sales volumes and prices. Higher chemicals and plastics sales prices for key products benefited both the quarter and nine-month periods, while lower natural gas revenues had a negative effect on both 1995 periods.

Equity in earnings from affiliated companies increased 65 percent and 71 percent, respectively, for the third quarter and nine-months ended September 30, 1995, compared with the same periods in the prior year. Higher earnings from the company's Chemicals joint venture operations were primarily responsible for the increase from a year ago.

Purchase costs increased slightly in the third quarter, and 11 percent for the first nine months of 1995, compared with the corresponding periods in 1994. The year-to-date costs were higher due to higher crude oil feedstock costs for the company's refineries, as well as higher petroleum products purchases, due to higher volumes of product exchanges to deliver product to market in a more cost effective manner.

After adjusting for work force reduction charges and other special items, production and operating costs were 6 percent and 5 percent lower for the third quarter and the first nine months of 1995, respectively, compared with the same periods last year, reflecting the company's continued emphasis on cost control and best in class performance.

Exploration expenses were lower for the third quarter and nine months of 1995, compared with the same periods in 1994, because the 1994 periods included higher dry hole charges, primarily in the Gulf of Mexico and foreign exploratory locations.

After adjusting for special items, primarily work force reduction charges, selling, general and administrative (SG&A) expenses increased for the third quarter and first nine months of 1995, respectively, compared with the same periods last year. The company's 1995 lump-sum merit program provided for in the third quarter contributed to the higher SG&A costs.

After adjusting for the second quarter 1995 adoption of FASB
Statement No. 121, depreciation, depletion and amortization decreased slightly in the third quarter and first nine months of 1995, compared with the corresponding periods in 1994.

Taxes other than income taxes were $9 million--13 percent--lower in the third quarter of 1995 than the third quarter of 1994. Adjustments to accrued amounts, based on revised estimates or actual payment history, primarily contributed to the variance between the two quarters. For the current year-to-date period, taxes other than income taxes were down slightly.

Interest expense in the third quarter of 1995 was $21 million higher than the third quarter of 1994, primarily due to the reversal of accrued interest expense as a result of a favorable contingency settlement in 1994. For the nine-month period ending September 30, 1995, compared with the corresponding period in 1994, interest expense increased 6 percent, due to the favorable contingency settlement in 1994. Both 1995 periods' interest expense benefited from lower average debt and higher capitalized interest associated with the J-Block development in the U.K. sector of the North Sea.


Segment Results

E&P                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                             1995         1994   1995        1994
                            ------------------  -----------------

Reported net income           $79           74    254         235
Less special items             (3)         (12)   (59)         (2)
-----------------------------------------------------------------
Net operating income          $82           86    313         237
=================================================================


The E&P segment's net operating income in the third quarter of 1995 decreased $4 million--5 percent--from the same quarter in 1994, primarily due to lower U.S. natural gas prices. Adequate supplies and storage levels continue to keep U.S. natural gas prices lower than 1994 levels. The third quarter 1995 average U.S. natural gas sales price of $1.28 was the lowest quarterly average price in over 15 years. Benefiting earnings were higher liquefied natural gas revenues, lower exploration expenses and lower U.S. lifting costs.

For the nine-month period in 1995, E&P net operating income increased 32 percent over the first nine months of 1994. The increase is attributable to higher crude oil, natural gas liquids and liquefied natural gas revenues, along with lower U.S. lifting costs and lower exploration expenses. These items were partially offset by lower U.S. natural gas prices.

Sales prices, exploration expenses and operating statistics for worldwide E&P were:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1995        1994    1995       1994
                            ------------------  -----------------
Average Sales Prices
Crude oil (per barrel)
    United States           $14.50       14.63*   15.13     13.16
    Foreign                  16.24       16.91    17.21     15.45
    Worldwide                15.64       15.88*   16.48     14.46*
Natural gas--lease (per
  thousand cubic feet)
    United States             1.28        1.56*    1.32      1.76*
    Foreign                   2.53        2.36     2.48      2.31
    Worldwide                 1.70        1.82*    1.75      1.96*
-----------------------------------------------------------------
*Restated.

                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
Geological and geophysical     $32          30      90         80
Leasehold impairment             8           7      24         19
Dry holes                        7          13      20         47
Lease rentals                    2           2       4          5
-----------------------------------------------------------------
                               $49          52     138        151
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 77          90      80         91
  Norway                        99          74      98         79
  United Kingdom                 4           5       4          5
  Nigeria                       23          22      23         23
  China                          6           -      10          -
  Canada                         5           5       5          5
-----------------------------------------------------------------
                               214         196     220        203
=================================================================

Natural Gas Liquids Produced
  United States                  6           6       5          6
  Norway                         8           6       9          7
  Other areas                    1           1       1          1
-----------------------------------------------------------------
                                15          13      15         14
=================================================================

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1995        1994    1995       1994
                            ------------------  -----------------
                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)             1,068       1,013   1,076      1,031
  Norway*                      283         245     303        254
  United Kingdom*                7          25      52         56
  Canada                        55          41      58         47
-----------------------------------------------------------------
                             1,413       1,324   1,489      1,388
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        146         127     125        113
-----------------------------------------------------------------


U.S. E&P                             Millions of Dollars
--------                    -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                             1995         1994   1995        1994
                            ------------------  -----------------

Reported net income           $64           64    166         191
Less special items              -           (3)   (37)          6
-----------------------------------------------------------------
Net operating income          $64           67    203         185
=================================================================


Net operating income from the company's U.S. E&P operations decreased 4 percent for the three-month period ended
September 30, 1995, compared with the same period in 1994. Revenues from both natural gas and crude oil were lower than a year ago, as a result of 18 percent lower average natural gas sales prices and lower crude oil sales volumes. Partially offsetting these items were higher liquefied natural gas revenues, lower lifting costs and lower depreciation, depletion and amortization.

For the nine-month period ended September 30, 1995, net operating income increased 10 percent, compared with the corresponding period in 1994. Higher crude oil revenues, due to higher average sales prices; higher natural gas liquids and liquefied natural gas revenues, as a result of higher sales volumes; lower lifting costs; lower exploration expenses; and lower depreciation, depletion and amortization all contributed to the improved earnings. However, these positive items were significantly offset by lower natural gas revenues, resulting from 25 percent lower average sales prices.

U.S. crude oil production was lower in both the third quarter and first nine months of 1995, compared with the same periods in 1994. General production declines, primarily from Prudhoe Bay and Point Arguello, and the effect of property dispositions, contributed to the lower crude oil production rates. U.S.

natural gas production was 5 percent and 4 percent higher in the third quarter and nine-month period of 1995, respectively, than in the corresponding periods a year ago. The increases were primarily due to higher production in the San Juan Basin, New Mexico, and new production from the Garden Banks (Seastar) field in the Gulf of Mexico, which came online in June.

Special items in the nine-month period in 1995 included property impairments on an after-tax basis of $33 million, along with work force reduction charges. Special items in the third quarter of 1994 consisted of work force reduction charges. In addition, the nine-month period of 1994 included favorable settlements related to the company's Alaska operations and a net profits interest, partially offset by a contingency accrual.


Foreign E&P                          Millions of Dollars
-----------                 -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994  1995         1994
                            ------------------  -----------------

Reported net income          $15            10    88           44
Less special items            (3)           (9)  (22)          (8)
-----------------------------------------------------------------
Net operating income         $18            19   110           52
=================================================================


Net operating income from the company's foreign E&P operations was essentially the same in the third quarters of 1995 and 1994. For the nine-month period, net operating income more than doubled, compared with the first nine months of 1994. The primary reason for the $58 million increase was higher crude oil revenues, due to higher average sales prices and higher sales volumes. Also contributing to the improved earnings were higher natural gas sales volumes. These items were partly offset by higher depreciation, depletion and amortization charges as a result of higher production rates and new production from offshore China.

Foreign crude oil production was higher in both the third quarter and first nine months of 1995, compared with the corresponding periods in 1994. The increases are attributable to continued higher production in Norway, as a result of the water reinjection program, and new production from offshore China. Foreign natural gas production was also higher in both the third quarter and nine-month period of 1995, due to higher production in Norway and Canada.

Special items in the third quarter of 1995 consisted of a contract settlement. In addition to this item, the nine-month period of 1995 included work force reduction charges, property impairments and a tax contingency accrual. Special items in both the third quarter and nine-month period of 1994 consisted primarily of a Norway income tax related item.

GPM                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1995        1994    1995       1994
                            ------------------  -----------------

Reported net loss              $(6)         (2)    (14)         -
Less preferred dividend
  requirement of Phillips
  Gas Company                   (8)         (8)    (24)       (24)
Less special items              (2)         (3)     (2)        (3)
-----------------------------------------------------------------
Net operating income           $ 4           9      12         27
=================================================================


The company's GPM operations are conducted primarily through GPM
Gas Corporation, a wholly owned subsidiary of Phillips Gas
Company. The effect of Phillips Gas Company's preferred dividend requirements has been excluded in determining GPM's net operating income.

Sales prices and operating statistics for GPM were:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1995        1994    1995       1994
                            ------------------  -----------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)       $1.34        1.66    1.41       1.87
U.S. natural gas liquids
  (per barrel--
  unfractionated)             9.66       10.10    9.98       9.49
-----------------------------------------------------------------


                                 Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,261       1,181   1,246      1,154
  Phillips                     194         214     196        208
-----------------------------------------------------------------
                             1,455       1,395   1,442      1,362
=================================================================

Raw Gas Throughput           1,650       1,506   1,619      1,498
-----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips             812         853     836        856
  Phillips                     206          83     181         85
-----------------------------------------------------------------
                             1,018         936   1,017        941
=================================================================


                                  Thousands of Barrels Daily
                             ------------------------------------
Natural Gas Liquids
  Production
    From Phillips E&P
      leasehold gas             19          22      19         22
    From gas purchased
      outside Phillips         128         132     126        129
-----------------------------------------------------------------
                               147         154     145        151
=================================================================

GPM had lower net operating income for the third quarter and first nine months of 1995, compared with the corresponding periods in 1994. Abundant supplies continue to keep residue gas sales prices below 1994 levels. For the quarter, residue gas sales prices were 19 percent lower and for the first nine months, they were 25 percent lower. Natural gas liquids prices were 4 percent lower for the third quarter, compared with the third quarter of 1994, due primarily to lower ethane prices, as a result of decreased demand for ethane as an olefins feedstock.

Raw gas throughput volumes increased as a result of the company's expansion in the Austin Chalk area of Central Texas, the December
1994 acquisition of the Linam Ranch plant and system in New
Mexico, and a June 1995 system acquisition in New Mexico.

Two projects currently under way that will increase the company's NGL production are the conversion of its Linam Ranch plant in New Mexico to a cryogenic plant and installation of seven miles of steel pipe in the Austin Chalk area which will allow additional volumes of gas to be processed at the company's Quarry plant. These projects are expected to add approximately 9 thousand barrels per day of NGL production and should be completed by the end of 1995.

The special items in both 1995 and 1994 represent work force reduction charges.


RM&T                                 Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994  1995         1994
                            ------------------  -----------------

Reported net income          $31            57    38          125
Less special items            (5)           (2)   (6)          (2)
-----------------------------------------------------------------
Net operating income         $36            59    44          127
=================================================================


Sales prices and operating statistics for RM&T were:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994  1995         1994
                            ------------------  -----------------
Average Sales Prices
  (per gallon)
Automotive gasoline         $.58           .62   .59          .57
Distillates                  .52           .52   .51          .51
Propane                      .37           .35   .36          .35
-----------------------------------------------------------------

Operating Statistics
Refinery crude oil
  capacity utilization       106%          105   103           99
-----------------------------------------------------------------

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994  1995         1994
                            ------------------  -----------------
                                 Thousands of Barrels Daily
                            -------------------------------------

Crude Oil Refined            340           337   331          318
-----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline    335           317   323          288
      Aviation fuels          29            32    30           32
      Distillates            125           141   131          131
      Propane                 16            18    21           22
      Other products          18            20    19           19
-----------------------------------------------------------------
                             523           528   524          492
    Foreign                   32            50    44           54
-----------------------------------------------------------------
                             555           578   568          546
=================================================================


RM&T's net operating income for the third quarter of 1995 was 39 percent lower than the third quarter of 1994, primarily due to lower motor fuel margins. Crude oil feedstock costs were up slightly in the third quarter of 1995, compared with 1994, while average wholesale gasoline prices were down 6 percent. Crude oil runs to refineries continued at a high level in the third quarter, marking the third consecutive quarterly increase in this key measure of operating consistency.

For the nine-month period ending September 30, 1995, net operating income decreased $83 million, compared with the same period in 1994. Higher crude oil feedstock costs, particularly in the first six months of the year, could not be fully recovered in the motor fuel and distillates markets, which resulted in lower motor fuel and distillates margins. For the nine-month period, the company's refineries ran at operating capacity.

Special items in the third quarter of 1995 included a $3 million after-tax charge associated with the company's withdrawal from the Marine Preservation Association. In addition to this item, the nine-month period includes work force reduction charges. Special items for the third quarter and first nine months of 1994 consisted of work force reduction charges.

Chemicals                            Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994   1995        1994
                            ------------------  -----------------

Reported net income         $118            63    326         182
Less special items             4            (3)    (4)         24
-----------------------------------------------------------------
Net operating income        $114            66    330         158
=================================================================


Operating statistics for Chemicals were:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994   1995        1994
                            ------------------  -----------------
                                     Millions of Pounds,
                                     Except as Indicated
                            -------------------------------------
Operating Statistics
Production*
  Ethylene                   630           695  1,889       1,936
  Polyethylene               450           469  1,364       1,389
  Propylene                  105            95    324         275
  Polypropylene              109            95    328         320
  Paraxylene                 140           132    398         385
  Cyclohexane (millions
    of gallons)               42            54     89         155
-----------------------------------------------------------------
*Includes equity in affiliates.

                                  Thousands of Barrels Daily
                            -------------------------------------
U.S. Petroleum Products
  Outside Sales
    Automotive gasoline       17            22      9          22
    Liquefied petroleum gas   79            90     77          86
    Other products            37            42     38          42
-----------------------------------------------------------------
                             133           154    124         150
=================================================================

Natural Gas Liquids
  Processed                  202           212    202         202
-----------------------------------------------------------------

Natural Gas Liquids
  Processing Capacity        227           227    227         227
-----------------------------------------------------------------


The company's chemicals segment reported net operating income of $114 million in the third quarter of 1995, compared with $66 million in the third quarter last year. The 73 percent improvement is attributable primarily to higher ethylene, paraxylene and polyethylene margins, as well as higher polypropylene licensing income. Ethylene production was 9 percent lower in the third quarter of 1995, compared with the third quarter of 1994, due to a scheduled turnaround started late in the 1995 quarter. For the nine-month period, net operating income increased $172 million over the corresponding period in 1994, primarily due to higher ethylene and polyethylene margins.

However, industry demand for ethylene and propylene softened throughout the third quarter, while the industry produced without major operating disruptions. As a result, olefins sales prices and margins declined during the quarter and industry olefins inventories increased.

Polyethylene margins, though higher than a year ago, decreased during the third quarter as a result of flat industry domestic sales, coupled with a softening export market. The polypropylene market slowed in the third quarter due to normal seasonality and customer inventory reductions.

Special items in the third quarter of 1995 included a favorable income tax adjustment, partly offset by a contingency accrual. The first nine months of 1995 included property impairments and an adjustment to a pipeline abandonment charge. Special items in the third quarter of 1994 included a work force reduction charge. The nine-month period of 1994 also included an after-tax gain of $20 million from a subsidiary stock transaction.


Corporate and Other                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994   1995        1994
                            ------------------  -----------------

Reported Corporate and
  Other                     $(86)          (73)  (244)       (220)
Less special items            (9)           (2)   (19)         (5)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(77)          (71)  (225)       (215)
=================================================================


Adjusted Corporate and Other includes:

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994   1995        1994
                            ------------------  -----------------
Corporate general and
  administrative expenses   $(35)          (27)   (94)        (88)
Net interest                 (43)          (45)  (130)       (139)
Other                          1             1     (1)         12
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(77)          (71)  (225)       (215)
=================================================================


The company provided for a 1995 lump-sum merit program in the third quarter, which contributed to higher corporate general and administrative expenses in the third quarter and first nine months of 1995, compared with the same periods last year. In addition, benefit costs were higher in 1995, due in part to favorable accrual reversals in the 1994 period.

Net interest represents interest income and expense, net of capitalized interest. Net interest for both the third quarter and nine-month period declined relative to 1994, due primarily to higher capitalized interest associated with the J-Block development in the U.K. sector of the North Sea.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other was adversely impacted in the 1995 nine-month period by higher contingency accruals.

Special items in the third quarter of 1995 consisted of work force reduction charges and a $7 million after-tax contingency accrual. In addition to these items, the first nine months of 1995 also included property impairments on an after-tax basis of $7 million. Special items in the third quarter of 1994 included after-tax work force reduction charges of $13 million, partially offset by interest applicable to various favorable settlements of claims. The nine-month period in 1994 also included losses from asset sales.


CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                    Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  1995         1994          1994
                          ---------------------------------------
Current ratio                      0.9          1.0           1.0
Long-term debt                  $2,876        3,106         3,213
Preferred stock of
  subsidiary                    $  345          345           345
Stockholders' equity            $3,154        2,953         2,854
Percent of long-term
  debt to capital*                  45%          49            50
Percent of floating-rate
  debt to total debt                17%          23            25
-----------------------------------------------------------------
*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


Cash from operations increased $490 million, 62 percent, during the first nine months of 1995, compared with the same period in 1994. This increase can be attributed in part to a $38 million increase in net income, the sale of $115 million of accounts receivable, and a decrease in net, non-cash working capital, primarily due to an increase of $255 million in taxes and other accruals over the same period last year. During the first nine months of 1994, a $79 million tax payment for a previously recorded accrual also contributed significantly to the variation in cash from operating activities between the two periods.

Late in August 1995, the company met one of its key financial objectives when Moody's Investors Service upgraded the rating of Phillips' senior, unsecured debt from Baa2 to Baa1, which has lowered the company's cost of debt.

Earlier that month, the company replaced its commercial paper program, which was supported by a direct-pay irrevocable bank letter of credit, with a $250 million commercial paper program supported by a portion of the company's unused revolving lines of credit equal to 100 percent of the commercial paper outstanding. To facilitate the change in programs and to maintain liquidity for other uses, the company increased its revolving bank credit facility from $800 million to $1,100 million, effective August 4, 1995. At September 30, 1995, no portion of this facility or the commercial paper program was outstanding.

During the first quarter of 1995, the company and a bank-sponsored entity entered into a one-year agreement which provides for the revolving sale of receivables generated by credit card sales and includes four one-year renewal options. The agreement limits the amount of receivables which may be sold and outstanding to $115 million, all of which was outstanding at September 30, 1995.

The company anticipates also entering into a one-year agreement with a bank-sponsored entity during the fourth quarter of 1995 for the revolving sale of trade receivables. This agreement also includes four one-year renewal options. The maximum aggregate sale of receivables under both agreements will be limited to $200 million. Proceeds from the sale will be used for general corporate purposes and acquisitions.

Phillips owns a 50 percent interest in Sweeny Olefins Limited Partnership (SOLP), which owns and operates a 1.5 billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery. During the third quarter 1995, SOLP entered into a second subordinated loan agreement with American Olefins, Incorporated, a wholly owned subsidiary of Phillips, to fund three new furnaces for the ethylene plant. This debottlenecking project will increase SOLP's annual capacity to approximately 2 billion pounds upon completion, which is scheduled for the third quarter of 1996. At September 30, 1995, no portion of this loan had been drawn.

Phillips' U.S. E&P operations conducted sales of non-strategic assets during the third quarter resulting in proceeds of approximately $16 million. These property dispositions are not expected to have a material impact on reserves, production or associated earnings.

In the third quarter of 1995, the company approved a lump-sum merit pay program which resulted in an accrual of approximately
$11 million, all of which was paid during October of this year.

Capital Expenditures and Investments

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1995          1994  1995         1994
                            ------------------  -----------------

E&P                         $223           129   546          488
GPM                           43            21   115           65
RM&T                          35            27    93           61
Chemicals                     31            22   107           72
Corporate and Other           (1)            7    19           16
-----------------------------------------------------------------
                            $331           206   880          702
=================================================================
United States               $189           129   532          445
Foreign                      142            77   348          257
-----------------------------------------------------------------
                            $331           206   880          702
=================================================================


In October, the company announced it had signed an agreement to purchase Amerada Hess Limited's (Amerada) 1.76 percent interest in the Britannia field, an undeveloped gas discovery located in the U.K. Sector of the North Sea, bringing Phillips' total interest in Britannia to 6.78 percent. The agreement, which also includes the purchase of portions of Amerada's interests in certain exploration acreage on two blocks in the same area, is subject to the approval of other Britannia field partners and the U.K. President of the Board of Trade.

With production scheduled to begin in 1998, Phillips' interest in Britannia field production is expected to be approximately
2,700 barrels of natural gas liquids and 35.7 million cubic feet of gas per day by 1999.

The company's subsidiary, GPM Gas Corporation, continues to pursue its previously announced acquisition of two subsidiaries of Enron Corp. with gathering facilities located in the Texas and Oklahoma Panhandles. To obtain Federal Trade Commission (FTC) clearance, an amendment was signed in June 1995, to reduce the scope of the acquisition. As revised, it now includes approximately 3,200 miles of gathering line and 22 compressor stations, gathering approximately 260 million cubic feet per day of natural gas from 1,900 meter stations. In August, the FTC cleared the acquisition. Completion of the acquisition is pending, awaiting Enron Corp.'s receipt of Federal Energy Regulatory Commission approval to abandon gas service. Phillips Gas Company, GPM Gas Corporation's parent, will be required to make arrangements to fund the purchase price and is reviewing several options with Phillips to meet its future liquidity requirements--including additional borrowing from the company or the contribution of additional equity by Phillips.

Contingencies

Legal and Tax Matters

On September 26, 1995, the U.S. Court of Appeals for the Tenth Circuit heard the Internal Revenue Service's appeal of the U.S. Tax Court's rulings related to the company's sales of liquefied natural gas in Japan. The Tax Court's rulings supported the company's position that more than 50 percent of the income at issue was from a foreign source. Though a final, favorable outcome of this litigation would have a material, positive effect on Phillips' net income and cash position, and an unfavorable result could have a material impact on cash flows in a particular quarter, it remains too early to determine the outcome or the final financial effect.

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

At year-end 1994, Phillips reported 56 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, 15 of these sites were resolved through consent decrees, deposits into trust funds or otherwise. Seven sites were added during the nine-month period. Of the 48 sites remaining at September 30, 1995, the company believes it has a legal defense or its records indicate no involvement for 16 sites. At eight other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At 11 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 13 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At September 30, 1995, accruals of $7 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $90 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $13 million for other environmental contingent liabilities, for total environmental accruals of $110 million. No one site represents more than 10 percent of the total.

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


OUTLOOK

High-pressure water injection technology has increased Phillips Petroleum Company Norway's production to approximately 98,000 net barrels per day for the first nine months of 1995, a 24 percent increase over the same period last year. This technology is expected to increase overall oil recovery from the Ekofisk field by 550 million gross barrels of oil over the remaining productive life of the field.

In September, Phillips announced its intent to seek Board approval to enter the methyl mercaptan market by constructing a facility at its Borger, Texas, complex capable of producing
100 million pounds of the sulphur-based chemical annually, with a target start-up date late in 1998.

During the third quarter 1995, the company received approval from the FERC to abandon gas service in the company's Seagas Pipeline. Phillips signed agreements with ARCO Pipeline Company earlier this year to form a new partnership, Seaway Pipeline Company, to transport crude oil through pipelines from the Houston Gulf Coast area to refineries and other markets in the mid-continent area. Phillips plans to contribute its Seagas Pipeline to the jointly owned partnership late in the fourth quarter of this year, at which time the company expects to receive cash from ARCO and an interest in the partnership.

In mid-June, Xijiang production in China was shut in due to pipeline damage. Production resumed in mid-August. Since then, production has been constrained by severe weather, but higher than expected well flow rates have again been realized.

The Xijiang 30-2 field began producing in October 1995. Phillips and its co-venturers expect total oil production from the Xijiang
24-3 and 30-2 fields to increase to a peak rate of 100,000 gross barrels a day by the end of 1996.

Discussions continue with Phillips' co-venturer in the Sunfish prospect regarding the transfer of the co-venturer's lease interests in the South Cook Inlet to the company. The next appraisal well is included in the 1996 exploration capital budget.

Average oil production volumes from the Point Arguello field declined further in the third quarter to approximately 9,600 net barrels per day, down from approximately 13,700 net barrels per day in the fourth quarter of 1994. Recently well workovers, tubing changeouts and other measures have increased production somewhat. However, Phillips and the operator continue to monitor production levels closely.

In September, the company announced that, for commercial reasons, start-up volumes from the Judy/Joanne project operated by its Phillips Petroleum Company United Kingdom Limited unit may be delayed or lower than had been estimated. The long-term economics of the project remain favorable, but delays in production are expected to reduce Phillips' net earnings and cash flows in the near term.

The gas reserves in blocks 30/7a and 30/12a (J-Block) are dedicated to a single gas purchaser, Enron Europe Limited (EEL), under long-term take-or-pay gas sales agreements guaranteed by its parent, Enron Corp. Under the agreements, EEL is required to pay for gas at a predetermined rate even if it elects not to take actual deliveries. EEL has recently advised that its present non-binding, bona fide estimate of future total daily nominations for delivery of J-Block gas is zero through September 1997. The commissioning date of the facilities and commencement of the periods during which EEL's obligations to take or pay are yet to be finally determined.

As both gas and liquids are produced in association with each other, crude oil and condensate volumes will fluctuate with gas production. Accordingly, the exact timing of production from J-Block remains uncertain and depends largely on the gas purchaser's elections and alternative production plans being evaluated by J-Block owners.

In view of EEL's present estimate of takes under the gas sales agreements, the J-Block owners are evaluating alternative arrangements to commence production. The J-Block owners also own the reserves in a block (block 30/6b) immediately adjacent to J-Block, which are in communication with J-Block reserves but not dedicated under the above contract. The reserves in block 30/6b would be produced from the facilities being completed on J-Block. The 30/6b owners are discussing arrangements for the early production of these reserves. In addition, the J-Block owners are continuing evaluation of possible gas injection alternatives which would, if completed, permit the production of liquids from J-Block even if gas production is deferred.

As announced previously, it is anticipated that all production facilities, located in block 30/7a of the U.K. North Sea, and related third-party transportation facilities will be ready for full operation in early 1996. The J-Block and block 30/6b are operated by Phillips Petroleum Company United Kingdom Limited, which owns a 36.5 percent interest.

Worldwide crude oil prices for the remainder of 1995 will depend upon market reaction to changing political and economic environments, which continue to remain uncertain. Due to a decline in storage levels and the threat of hurricane related supply disruptions, gas prices improved toward the end of the third quarter, but retain potential for further limited increases from seasonal demand.

Chemicals margins tightened during the third quarter of 1995, continuing a trend begun during the latter part of the second quarter, in response to a slowing of industry demand. The company anticipates that demand will continue to soften during the remainder of the year.

Phillips' results for the first nine months of 1995 reflect the benefit of the company's ongoing efforts to contain costs. Controllable costs are lower in 1995, even though production levels are higher. Plans for best-in-class improvements are currently being developed which are expected to further reduce costs across all the company's business lines.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations and financing.

                  PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

 3(ii) Bylaws of Phillips Petroleum Company, as amended effective September 11, 1995

12     Computation of Ratio of Earnings to Fixed Charges

27     Financial Data Schedule

Reports on Form 8-K
-------------------

During the three months ended September 30, 1995, the company has not filed any reports on Form 8-K.

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

November 10, 1995