Form 10-Q
period 1996-03-31
PHILLIPS PETROLEUM CO
filed 1996-05-14
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                               ---------------------------------------------
                                OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------
Commission file number               1-720
                       -----------------------------------------------------

                    PHILLIPS PETROLEUM COMPANY

      (Exact name of registrant as specified in its charter)


           Delaware                                           73-0400345
- -------------------------------                            -----------------
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

The registrant had 262,910,929 shares of common stock, $1.25 par value, outstanding at April 30, 1996.

                   PART I. FINANCIAL INFORMATION


- -----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1996         1995*
                                              -------------------
Revenues
Sales and other operating revenues            $3,595        3,087
Equity in earnings of affiliated companies        (2)          29
Other revenues                                     9            8
- -----------------------------------------------------------------
    Total Revenues                             3,602        3,124
- -----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               2,206        1,828
Production and operating expenses                520          499
Exploration expenses                              66           43
Selling, general and administrative expenses     126          114
Depreciation, depletion and amortization         241          211
Taxes other than income taxes                     66           70
Interest expense                                  59           68
Preferred dividend requirements of subsidiary      8            8
- -----------------------------------------------------------------
    Total Costs and Expenses                   3,292        2,841
- -----------------------------------------------------------------
Income before income taxes and interest
  effects of Kenai LNG tax settlement            310          283
Interest effects of Kenai LNG tax settlement     571            -
- -----------------------------------------------------------------
Income before income taxes                       881          283
Provision for income taxes                       186          172
- -----------------------------------------------------------------
Net Income                                    $  695          111
=================================================================

Per Share of Common Stock
Net Income                                    $ 2.65          .43
=================================================================

Dividends paid                                $ .305          .28

Average Common Shares Outstanding
  (in thousands)                             262,309      261,675
- -----------------------------------------------------------------
See Notes to Financial Statements.
*Certain amounts have been reclassified to conform to current presentation.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1996           1995
                                          -----------------------
Assets
Cash and cash equivalents                  $   164             67
Accounts and notes receivable (less
  allowances: 1996--$17; 1995--$15)          1,623          1,522
Inventories                                    472            505
Deferred income taxes                          109            229
Prepaid expenses and other current assets       84             86
- -----------------------------------------------------------------
    Total Current Assets                     2,452          2,409
Investments and long-term receivables        1,017            841
Properties, plants and equipment (net)       8,539          8,493
Deferred income taxes                          110            121
Deferred charges                               118            114
- -----------------------------------------------------------------
Total                                      $12,236         11,978
=================================================================

Liabilities
Accounts payable                           $ 1,463          1,494
Long-term debt due within one year              19             19
Accrued income and other taxes                 654            922
Other accruals                                 336            380
- -----------------------------------------------------------------
    Total Current Liabilities                2,472          2,815
Long-term debt                               2,910          3,097
Accrued dismantlement, removal and
  environmental costs                          692            657
Deferred income taxes                          953            948
Employee benefit obligations                   412            400
Other liabilities and deferred credits         623            522
- -----------------------------------------------------------------
Total Liabilities                            8,062          8,439
- -----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                           351            351
- -----------------------------------------------------------------

Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                383            383
      Capital in excess of par               1,982          1,966
    Treasury stock (at cost:
      1996--14,440,881 shares;
      1995--15,047,246 shares)                (791)          (827)
    Compensation and Benefits Trust (CBT)
      (at cost: 29,200,000 shares)            (989)          (989)
Foreign currency translation adjustments        30             39
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)             (405)          (414)
Retained earnings                            3,613          3,030
- -----------------------------------------------------------------
Total Stockholders' Equity                   3,823          3,188
- -----------------------------------------------------------------
Total                                      $12,236         11,978
=================================================================
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               1996          1995
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 695           111
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization    241           211
    Dry hole costs and leasehold impairment      37            16
    Deferred taxes                               49            (3)
    Increase (decrease) in aggregate balance
      of accounts receivable sold               (60)           50
    Decrease (increase) in other accounts
      and notes receivable                      (44)           18
    Decrease (increase) in inventories           32            (5)
    Decrease in prepaid expenses and other
      current assets                              2             3
    Decrease in accounts payable                (26)         (131)
    Increase (decrease) in taxes and other
      accruals                                 (100)          102
    Other                                      (119)          (20)
- -----------------------------------------------------------------
Net Cash Provided by Operating Activities       707           352
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (316)         (248)
Proceeds from asset dispositions                  5            19
Long-term advances to affiliates and
  other investments                             (23)           (6)
- -----------------------------------------------------------------
Net Cash Used for Investing Activities         (334)         (235)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                250           154
Repayment of debt                              (443)         (178)
Issuance of company stock                        10             3
Dividends paid                                  (80)          (73)
Other                                           (13)          (18)
- -----------------------------------------------------------------
Net Cash Used for Financing Activities         (276)         (112)
- -----------------------------------------------------------------

Increase in Cash and Cash Equivalents            97             5
Cash and cash equivalents at beginning
  of period                                      67           193
- -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 164           198
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


Note 2--Accounting Changes

Effective January 1, 1996, the company made certain changes in the estimated useful lives of its major domestic downstream facilities. This change increased first quarter 1996 net income by $5 million, $.02 per share. Also, effective January 1, 1996, the company changed its method of accounting for the depreciation of its Gas Gathering, Processing and Marketing segment's natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. This change was made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice. As a result of the change, first quarter 1996 net income was $3 million higher, $.01 per share. The estimated cumulative effect of the change was not material. The effect of these changes was substantially offset by increased depreciation expense as a result of asset acquisitions and capital additions.


Note 3--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1996           1995
                                          -----------------------

Crude oil and petroleum products              $152            173
Chemical products                              242            245
Materials, supplies and other                   78             87
- -----------------------------------------------------------------
                                              $472            505
=================================================================

Note 4--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1996           1995
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $19,273         19,088
Less accumulated depreciation,
  depletion and amortization                10,734         10,595
- -----------------------------------------------------------------
                                           $ 8,539          8,493
=================================================================


Note 5--Impairment of Point Arguello Field

During the second quarter of 1995, a decline in production was experienced from the Point Arguello field offshore California, related to increasing water production from the reservoir and the deferral of certain projects. Subsequent well workovers and other measures improved production to 10,350 net barrels of crude oil per day during the fourth quarter of 1995. However, volumes again declined to approximately 9,600 net barrels a day during the first quarter of 1996, and increasing water encroachment continues to adversely affect production. New production data, experience gained from recent well workover activity, and technical reviews with the operator enabled the development of a new production forecast for the field. Based upon the new forecast, an impairment of $45 million after-tax was taken in the first quarter of 1996, reducing the net book value to the estimated fair market value. The fair market value of this Exploration and Production (E&P) asset was determined using the present value of expected future cash flows, resulting in a before-tax charge of $51 million to depreciation, depletion and amortization expense, and a $19 million reduction in equity in earnings of affiliated companies.


Note 6--Debt

The company has a $1,100 million revolving bank credit facility, and a $250 million commercial paper program that is supported by a portion of the company's revolving credit line equal to 100 percent of the commercial paper outstanding. At March 31, 1996, $27 million of the revolving bank credit facility and no commercial paper were outstanding.

The company's wholly owned subsidiary, Phillips Petroleum Company
Norway, also has a revolving credit facility for $500 million.
No amounts were outstanding under this facility at March 31, 1996.

Note 7--Kenai LNG Tax Settlement

In November 1995, the U.S. Court of Appeals for the Tenth Circuit affirmed the U.S. Tax Court's previous decisions related to the company's sales of liquefied natural gas (LNG) from the Kenai, Alaska, facility to Japan. The Tax Court's decisions supported the company's position that more than 50 percent of the income for the years 1975-1978 was from a foreign source. The Appellate Court's decision became final on February 26, 1996, when the Internal Revenue Service (IRS) elected not to petition the U.S. Supreme Court to review the November 1995 decision. The favorable resolution of this issue had a positive effect on Phillips' first quarter 1996 net income of $565 million.


Note 8--Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 1996 and 1995, were 21 and 61 percent, respectively. The decrease was due mainly to the favorable resolution of the Kenai tax litigation, discussed in Note 7. Excluding Kenai, the effective tax rate for the three-month period ending March 31, 1996, would have been 58 percent.


Note 9--Contingencies

In the case of all known contingencies, the company accrues a charge for a loss when the loss is probable and the amount is reasonably estimable. These accruals are not discounted for delays in future payment and are not reduced for potential insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

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

Tax Contingencies--The company has a number of issues outstanding with the IRS that can proceed toward final settlement as a result of resolving the Kenai LNG tax proceeding. Although a favorable resolution of these issues would have a positive effect on net income and cash flow, it is too early to determine the outcome, when the issues will be resolved, or the final financial effects. An unfavorable outcome of the issues would not impact the company's net income or cash position.

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

Note 10--Cash Flow Information

Cash payments and non-cash financing activities for the three-month periods ended March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                1996         1995
                                              -------------------
Cash Payments
Interest
  Debt                                         $  53           52
  Taxes and other                                  5            4
- -----------------------------------------------------------------
                                               $  58           56
=================================================================

Income taxes                                   $  28           29
- -----------------------------------------------------------------

Non-Cash Financing Activities
Treasury stock awards canceled under
  incentive compensation plans                 $   3            -
Issuance of promissory note to purchase
  service stations                                 7            -
- -----------------------------------------------------------------

- -----------------------------------------------------------------
Management's Discussion and Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

A summary of the company's net income, by business segment and consolidated, follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------
Exploration and Production (E&P)                $ 91          101
Gas Gathering, Processing and Marketing (GPM)     28            3*
Refining, Marketing and Transportation (RM&T)     17           (5)
Chemicals                                         70           96
Corporate and Other                              489          (84)*
- -----------------------------------------------------------------
Net Income                                      $695          111
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified to Corporate and Other for segment reporting.


Consolidated Results

Earnings included the following special items on an after-tax basis:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------

Property impairments                            $(45)           -
Pending claims and settlements                   (28)           -
Kenai LNG tax settlement                         565            -
Work force reduction charges                      (1)          (5)
Foreign currency gains                             -            1
Other items                                       (6)          (6)
- -----------------------------------------------------------------
Total special items                             $485          (10)
=================================================================


Excluding the above special items, net operating income was $210 million for the three-month period ended March 31, 1996, compared with $121 million for the three-month period ended
March 31, 1995. This 74 percent increase is attributable to higher net operating income from the company's E&P, GPM and RM&T segments. E&P benefited from higher crude oil and natural gas sales prices, and GPM lowered its cost structure while increasing raw gas throughput volumes through acquisitions. The improvement in RM&T was primarily due to higher distillates margins.

Chemicals' earnings were lower than the same period a year ago, as higher paraxylene margins and higher ethylene, polyethylene and paraxylene sales volumes were not enough to offset lower ethylene and polyethylene margins.

                                              Three Months Ended
                                                   March 31
                                              -------------------
Phillips at a Glance                            1996         1995
                                              -------------------

U.S. crude oil production (MBD)                   72           84
Worldwide crude oil production (MBD)             224          225
U.S. natural gas production (MMCFD)            1,134        1,095
Worldwide natural gas production (MMCFD)       1,608        1,576
Worldwide natural gas liquids
  production (MBD)                               155          161
Liquefied natural gas sales (MMCFD)              131          131
Refinery utilization rate (%)                     90           93
U.S. automotive gasoline sales (MBD)             334          312
U.S. distillates sales (MBD)                     134          131
Worldwide petroleum products sales (MBD)         694          684
Natural gas liquids processed (MBD)              196          217
Ethylene production (MMlbs)*                     695          634
Polyethylene production (MMlbs)*                 513          440
Polypropylene production (MMlbs)*                 89          105
Paraxylene production (MMlbs)                    158           89
- -----------------------------------------------------------------
*Includes equity in affiliates.


Income Statement Analysis

Sales and other operating revenues increased 16 percent when comparing the first quarter of 1996 with the first quarter of 1995. The increase is attributable to higher crude oil prices, which increased revenues in both the E&P segment and the RM&T segment. RM&T buys and sells crude oil in order to most efficiently supply the company's refineries with crude oil. In addition, petroleum products and natural gas revenues were higher, primarily due to higher sales prices. These factors also accounted for the corresponding increase in purchase costs.

Equity earnings of affiliated companies were $31 million lower in the first quarter of 1996, compared with the first quarter of 1995, as a result of an impairment taken on equity companies related to the Point Arguello field, as well as lower earnings from the company's interest in Sweeny Olefins Limited Partnership, due to lower ethylene margins. Other revenues increased slightly compared with the first quarter of last year.

Controllable costs, composed primarily of production and operating expenses and selling, general and administrative expenses, both adjusted for special items, were down slightly compared with the first quarter of 1995, and were down 5 percent when compared with 1995's average quarterly cost. These lower costs were achieved even though overall product volumes increased.

Exploration expenses were higher in the first quarter of 1996, compared with the first quarter of 1995, mainly due to higher dry hole charges. The Alexandrite subsalt exploratory well in the Gulf of Mexico and an exploratory well in the Borj Messouda area of eastern Algeria accounted for approximately half of the $30 million dry hole charge in the first quarter of 1996.

After adjusting for property impairments, depreciation, depletion and amortization (DD&A) was 10 percent lower in the first quarter of 1996, compared with the corresponding quarter a year ago.
U.S. E&P operations were primarily responsible for the decrease, due to lower crude oil production, property dispositions, and reserve increases. The effect of a change, made January 1, 1996, in the estimated useful lives of the company's major domestic RM&T and Chemicals facilities and a change in the method of depreciating the company's GPM assets reduced first quarter 1996 depreciation expense by $13 million. This effect was substantially offset by increased depreciation expense as a result of asset acquisitions and capital additions.

Taxes other than income taxes were 6 percent lower than the first quarter of 1995, due primarily to lower federal Superfund tax accruals. Interest expense was lower in the first quarter of 1996, compared with the same period last year, as interest expense on tax contingencies were lower due to the favorable resolution of the Kenai LNG tax case.

Segment Results

E&P                                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------

Reported net income                             $ 91          101
Less special items                               (64)          (9)
- -----------------------------------------------------------------
Net operating income                            $155          110
=================================================================


Sales prices, exploration expenses and operating statistics were:

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1996         1995
                                              -------------------
Average Sales Prices
Crude oil (per barrel)
    United States                             $16.77        15.02
    Foreign                                    18.98        16.82
    Worldwide                                  18.29        16.14
Natural gas--lease
  (per thousand cubic feet)
    United States                               1.95         1.32
    Foreign                                     2.50         2.42
    Worldwide                                   2.15         1.76
- -----------------------------------------------------------------

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological and geophysical                    $   28           26
Leasehold impairment                               7            9
Dry holes                                         30            7
Lease rentals                                      1            1
- -----------------------------------------------------------------
                                              $   66           43
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude Oil Produced
  United States                                   72           84
  Norway                                          97           97
  United Kingdom                                   7            4
  Nigeria                                         26           22
  China                                           17           13
  Canada                                           5            5
- -----------------------------------------------------------------
                                                 224          225
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1996         1995
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural Gas Liquids Produced
  United States                                    5            5
  Norway                                           8            9
  Other areas                                      2            1
- -----------------------------------------------------------------
                                                  15           15
=================================================================

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Natural Gas Produced
  United States (less gas equivalent
    of liquids shown above)                    1,134        1,095
  Norway*                                        321          316
  United Kingdom*                                 99          112
  Canada                                          54           53
- -----------------------------------------------------------------
                                               1,608        1,576
=================================================================
*Dry basis.

Liquefied Natural Gas Sales                      131          131
- -----------------------------------------------------------------


Net operating income in the first quarter of 1996 from the company's E&P segment increased 41 percent over the same quarter in 1995. Higher natural gas sales prices, particularly in the United States, along with higher crude oil sales prices and lower U.S. depreciation, depletion and amortization (DD&A) contributed to the improvement in net operating income. These items were partially offset by higher exploration expenses, due primarily to higher dry hole charges.

Phillips' worldwide crude oil sales prices averaged $18.29 per barrel in the first quarter of 1996, 13 percent higher than the first quarter a year ago. The industry supply/demand balance shifted in favor of producers during the first quarter, on higher global demand and very low global inventories of crude oil.

U.S. E&P                                      Millions of Dollars
- --------                                      -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------

Reported net income                             $ 39           60
Less special items                               (64)          (4)
- -----------------------------------------------------------------
Net operating income                            $103           64
=================================================================


Net operating income increased 61 percent in the company's U.S. E&P operations. Higher U.S. natural gas prices--48 percent higher than the first quarter of 1995--were primarily responsible for the improved results. U.S. natural gas prices have trended upward since the third quarter of 1995, when the company's sales prices hit a 15-year low. A colder than normal winter resulted in increased industry demand and a reduction in industry-wide storage levels that was steeper than a year ago. As a result, the company's U.S. natural gas sales price increased significantly, averaging $1.95 per thousand cubic feet in the first quarter, compared with $1.32 in the first quarter of 1995.

Excluding the special item discussed below, U.S. E&P's DD&A charges were lower in the first quarter of 1996, compared with the same quarter a year ago, due to lower crude oil production, property dispositions, and reserve increases. Crude oil lease revenues were lower in the first quarter, because higher average sales prices were more than offset by lower production. Exploration expenses were higher than the first quarter of 1995, as the company charged exploration wells in the Gulf of Mexico (Alexandrite) and Nevada to dry holes. First quarter 1995 results did not contain any significant U.S. dry hole charges.

U.S. crude oil production continued to trend downward in the first quarter of 1996, ending with a quarterly average production rate of 72,000 barrels of oil per day, compared with 84,000 barrels of oil per day in the same period last year. Lower production from Point Arguello, Prudhoe Bay and the Gulf of Mexico, along with the effect of property dispositions, led to lower production rates. U.S. natural gas production rates were 4 percent higher than a year ago, due to higher production from the San Juan Basin; new production from the Seastar (Garden Banks Blocks 70/71) field, which came online in mid-year 1995; partially offset by lower production from the South Marsh Island 146/147 field.

Special items in the first quarter of 1996 included an after-tax charge of $45 million for the impairment of the Point Arguello field and associated assets. New production data, experience gained from recent well workover activity, and technical reviews with the operator of the field enabled the development of a new production forecast for the field. Based upon the new forecast, an impairment of $45 million after-tax was taken in the first quarter of 1996, reducing the net book value to the estimated fair market value. Also included in special items in the first quarter of 1996 were various contingency accruals, primarily a court judgment regarding producing properties in Alabama. Special items in the first quarter of 1995 consisted of work force reduction charges.


Foreign E&P                                   Millions of Dollars
- -----------                                   -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------

Reported net income                              $52           41
Less special items                                 -           (5)
- -----------------------------------------------------------------
Net operating income                             $52           46
=================================================================


Net operating income from the company's foreign E&P operations increased 13 percent in the first quarter of 1996, compared with the first quarter of 1995, due to higher crude oil revenues, partially offset by higher exploration expenses. Crude oil revenues increased because of higher production rates and average sales prices. Exploration expenses increased over the same period a year ago as a result of a dry hole in the Borj Messouda area of eastern Algeria, as well as dry holes in the United Kingdom sector of the North Sea.

Foreign crude oil production was 8 percent higher than the corresponding quarter of 1995, due to higher production in Nigeria, United Kingdom and China. Foreign natural gas production was slightly lower than the first quarter of 1995, because of lower production in the U.K. sector of the North Sea.

Special items in the first quarter of 1995 consisted of a tax contingency accrual.

GPM                                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------

Reported net income                              $28            3*
Less special items                                 -            -
- -----------------------------------------------------------------
Net operating income                             $28            3
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified to Corporate and Other for segment reporting.


Sales prices and operating statistics for GPM were:

                                              Three Months Ended
                                                    March 31
                                              -------------------
Average Sales Prices                            1996         1995
                                              -------------------
U.S. residue gas
  (per thousand cubic feet)                   $ 1.96         1.40
U.S. natural gas liquids
  (per barrel--unfractionated)                 12.29        10.07
- -----------------------------------------------------------------

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips                             1,307        1,230
  Phillips                                       183          198
- -----------------------------------------------------------------
                                               1,490        1,428
=================================================================

Raw Gas Throughput                             1,892        1,581
- -----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips                               997          867
  Phillips                                        83          145
- -----------------------------------------------------------------
                                               1,080        1,012
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural Gas Liquids Net Production
  From Phillips E&P leasehold gas                 18           20
  From gas purchased outside Phillips            122          126
- -----------------------------------------------------------------
                                                 140          146
=================================================================


GPM's net operating income improved substantially compared with the first quarter of 1995. Almost half of the improvement can be attributed to lower operating costs, as GPM's plant modernization projects, plant consolidations, reengineering efforts and implementation of technology enhancements resulted in a much improved cost structure.

Higher residue gas and natural gas liquids sales prices and higher raw gas throughput volumes provided the remaining benefit to GPM during the first quarter of 1996. Natural gas liquids prices benefited from higher energy prices and demand for natural gas liquids as petrochemical feedstocks, while low industry storage levels and colder than normal weather helped support higher residue gas sales prices.

GPM's raw gas throughput volumes increased 20 percent in the first quarter of 1996, compared with the first quarter of 1995, primarily due to acquisitions.


RM&T                                          Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------

Reported net income (loss)                       $17           (5)
Less special items                                 -            -
- -----------------------------------------------------------------
Net operating income (loss)                      $17           (5)
=================================================================


Sales prices and operating statistics for RM&T were:

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------
Average Sales Prices (per gallon)
Automotive gasoline-wholesale                   $.59          .55
Automotive gasoline-retail                       .75          .71
Distillates                                      .58          .49
Propane                                          .45          .36
- -----------------------------------------------------------------

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
U.S. Refinery Crude Oil
  Capacity                                       345          345
  Refined                                        312          320
  Capacity utilization (percent)                  90%          93
- -----------------------------------------------------------------
Petroleum Products Outside Sales
  United States
    Automotive gasoline-wholesale                287          272
    Automotive gasoline-retail                    35           35
    Aviation fuels                                23           31
    Distillates                                  134          131
    Propane                                       41           37
    Other products                                14           18
- -----------------------------------------------------------------
                                                 534          524
  Foreign                                         46           49
- -----------------------------------------------------------------
                                                 580          573
=================================================================


The RM&T segment's net operating results improved in the first quarter of 1996, compared with the first quarter of 1995. The $22 million improvement is attributable primarily to improved distillates margins, along with slightly higher gasoline margins.

The improved product margins were attained even though the company's crude oil feedstock costs were 8 percent higher than the first quarter a year ago. As a result, margins, though better than the same period last year, remained tight in this highly competitive market. Unscheduled downtime at the company's Borger, Texas, refinery during the first quarter resulted in a lower crude oil capacity utilization percentage than the corresponding quarter last year.

Controllable costs at the company's three U.S. refineries decreased 6 percent in the first quarter of 1996, relative to the first quarter of 1995, as RM&T continued to pursue its goal of lowering the cost structure of its refineries.

Chemicals                                     Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------

Reported net income                              $70           96
Less special item                                 (7)           -
- -----------------------------------------------------------------
Net operating income                             $77           96
=================================================================


Operating statistics for Chemicals were:

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995
                                              -------------------
                                              Millions of Pounds
                                              Except as Indicated
                                              -------------------
Operating Statistics
Production*
  Ethylene                                       695          634
  Polyethylene                                   513          440
  Propylene                                      112          110
  Polypropylene                                   89          105
  Paraxylene                                     158           89
  Cyclohexane (millions of gallons)               43           27
- -----------------------------------------------------------------
*Includes equity in affiliates.

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
U.S. Petroleum Products Outside Sales
  Automotive gasoline                             12            5
  Liquefied petroleum gas                         71           70
  Other products                                  31           36
- -----------------------------------------------------------------
                                                 114          111
=================================================================

Natural Gas Liquids
  Processing capacity                            250          227
  Liquids processed                              196          217
- -----------------------------------------------------------------


The Chemicals segment's operating performance in the first quarter of 1996 was highlighted by higher production and sales volumes in most major product lines, along with higher paraxylene margins. This served to partially offset the effect of lower ethylene and polyethylene margins. Overall, net operating income decreased 20 percent compared with the first quarter of 1995.

After peaking in the first quarter of 1995, ethylene margins decreased during the remainder of 1995, with a particularly steep decline in the second half of the year. Although ethylene margins continued to decline in the first quarter of 1996, the rate of decline slowed. Paraxylene production, sales and margins were higher in the first quarter of 1996 than they were in the corresponding quarter a year ago, leading to improved results from this product line.

Demand in the polyethylene business line was strong during the first quarter of 1996, leading to higher sales and production volumes, compared with the first quarter a year ago. However, industry-wide pricing competition kept industry sales prices down, resulting in lower margins.

The special item in the first quarter of 1996 was a tax item related to the company's Puerto Rico Core operations.


Corporate and Other                           Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1996         1995*
                                              -------------------

Reported Corporate and Other                    $489          (84)
Less special items                               556           (1)
- -----------------------------------------------------------------
Adjusted Corporate and Other                    $(67)         (83)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                       $(28)         (28)
Net interest                                     (36)         (44)
Preferred dividend requirements
  of Phillips Gas Company                         (8)          (8)
Other                                              5           (3)
- -----------------------------------------------------------------
Adjusted Corporate and Other                    $(67)         (83)
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.


Corporate general and administrative expenses were unchanged in the first quarter of 1996, compared with the first quarter last year.

Net interest represents interest income and expense, net of capitalized interest. Net interest expense was lower in the first quarter of 1996, relative to the first quarter of 1995, due to lower interest expense on prior years' federal income tax liabilities resulting from the resolution of the Kenai LNG tax case.

Other consists primarily of the company's insurance operations, along with income tax items and other items that are not directly associated with the operating segments on a stand-alone basis. Other benefited from higher earnings from the company's insurance operations, along with lower tax accruals not directly associated with the operating segments.

Special items in the first quarter of 1996 included an after-tax gain of $565 million related to the favorable settlement of the company's Kenai LNG tax case. This amount was partially offset by various contingency accruals. Special items in the first quarter of 1995 consisted of work force reduction charges.





CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      1996         1995      1995
                                  -------------------------------
Current ratio                          1.0           .9       1.0
Long-term debt                      $2,910        3,097     3,076
Preferred stock of subsidiary       $  345          345       345
Stockholders' equity                $3,823        3,188     3,029
Percent of long-term debt
  to capital*                           41%          47        48
Percent of floating-rate debt
  to total debt                         17%          22        22
- -----------------------------------------------------------------
*Capital includes long-term debt, preferred stock of subsidiary and stockholders' equity.


Cash from operations doubled in the first quarter of 1996, up $355 million, compared with the same period in 1995. The increase was primarily due to the impact of the favorable resolution of the Kenai LNG tax proceeding, which resulted in a $209 million cash refund from the Internal Revenue Service. Improved operating results and the Kenai settlement have strengthened the company's equity base, dropping the percentage of long-term debt to capital to its lowest level since 1984.

During the first quarter, the company filed with the Securities and Exchange Commission a shelf registration for $750 million of trust preferred securities and subordinated debt securities.
This shelf registration became effective in May 1996.

On March 15, 1996, the company replaced an existing bank credit facility with a new $25 million credit agreement with the Thrift Plan of Phillips Petroleum Company and Trust to provide short-term financing to accommodate employee transactions under the Thrift Plan. The agreement requires no commitment fee; borrowings are non-interest bearing and must be repaid within 31 days. At March 31, 1996, $19 million was outstanding under the agreement. The loan was repaid on April 12, 1996.


Capital Expenditures and Investments

                                     Millions of Dollars
                            -------------------------------------
                                               Three Months Ended
                                                    March 31
                                               ------------------
                            Estimated 1996     1996          1995
                            --------------     ------------------

E&P                             $1,029         $201           147
GPM                                 80           13            29
RM&T                               204           52            22
Chemicals                          240           44            42
Corporate and Other                 67            6             8
- -----------------------------------------------------------------
                                $1,620         $316           248
=================================================================
United States                   $  839         $174           152
Foreign                            781          142            96
- -----------------------------------------------------------------
                                $1,620         $316           248
=================================================================


The company's improved operating results and the collection of part of the Kenai LNG tax settlement have enhanced Phillips' financial flexibility. As a result, in April the company announced a 16 percent increase in its 1996 capital budget, from $1.4 billion to $1.62 billion. The boost in spending plans is 11 percent above actual 1995 expenditures, and reaches its highest level since the mid-1980's.

The E&P capital spending program received the biggest increase from $855 million to $1.029 billion, enabling Phillips to sign an agreement to purchase a subsidiary of Parker and Parsley Petroleum Company, which controls a 22.5 percent interest in the Bayu field, offshore Australia and Indonesia in the Timor Sea. Phillips and its co-venturers discovered the field early in 1995. With finalization of the acquisition, Phillips' stake in the field will increase to 60 percent from 37.5 percent when the transaction closes, which is expected in May 1996.

Phillips and its co-venturers are evaluating plans to develop the Bayu field and construct an onshore liquefied natural gas processing facility, using Phillips' proprietary technology to liquefy the natural gas. Evaluation of the field continues.

Following a second successful well early in 1996, the drilling of a third exploratory well, which began in March, encountered hydrocarbons but was plugged and abandoned. The company plans to drill a fourth well around mid-year, and a fifth well in the fourth quarter of 1996.

Capital spending plans for RM&T increased to $204 million from $175 million, accelerating plans to expand the number of company-operated retail outlets in the United States from 300 to 500 over the next several years. The company intends to utilize an operating lease program to partially support this planned retail marketing expansion.

The company began its planned expansion of retail marketing during the first quarter of 1996, with the purchase of 21 retail outlets, the majority of which are in Albuquerque, New Mexico, and the Salt Lake City, Utah, region. In the second quarter, construction is scheduled to begin on four new outlets, and three existing stations will be razed and rebuilt using the new Kicks service station-convenience store design.

Spending plans for Chemicals and GPM are unchanged at $240 million and $80 million, respectively.

Phillips owns a 50 percent interest in Sweeny Olefins Limited Partnership (SOLP), which owns and operates a 1.5 billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery. Late in 1995, First Olefins Limited Partnership
(FOLP), general partner of SOLP, filed suit in Delaware against the company and its subsidiary, American Olefins, Inc., the managing general partner of SOLP, seeking an injunction to halt construction on the debottlenecking project at SOLP. The trial court denied FOLP's application by opinion dated March 1, 1996. On April 2, 1996, the Delaware Supreme Court denied FOLP's application for interlocutory appeal, thus effectively foreclosing the effort to halt construction, which continues as scheduled.

Funds for the 1996 capital budget will be provided by cash generated from continuing operations, and from financing.


Contingencies

Legal and Tax Matters

The company has a number of issues outstanding with the IRS that can proceed toward final settlement as a result of resolving the Kenai LNG tax proceeding. Although a favorable resolution of these issues would have a positive effect on net income and cash flow, it is too early to determine the outcome, when the issues will be resolved, or the final financial effects. An unfavorable outcome of the issues would not impact the company's net income or cash position.

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

At year-end 1995, Phillips reported 48 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, one of these sites was resolved through a consent decree. Two sites were added during the first quarter. Of the 49 sites remaining at March 31, 1996, the company believes it has a legal defense or its records indicate no involvement for 12 sites. At six other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At 14 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 17 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At March 31, 1996, accruals of $9 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $90 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $12 million for other environmental contingent liabilities, for total environmental accruals of $111 million. No one site represents more than 10 percent of the total.

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


OUTLOOK

The gas reserves in blocks 30/7a and 30/12a (J-Block) offshore the United Kingdom are dedicated to a single gas purchaser, Enron Europe Limited (EEL), under long-term take-or-pay gas sales agreements guaranteed by its parent, Enron Corp. Under the agreements, EEL is required to pay for gas at a predetermined rate even if it elects not to take actual deliveries. EEL has advised that its present non-binding, bona fide estimate of future total daily nominations for delivery of J-Block gas is zero through September 1997. The commissioning date of the facilities and commencement of the periods during which EEL's obligations to take or pay are yet to be finally determined, and are the subject of litigation as described below.

In view of EEL's present estimate of takes under the gas sales agreements, the J-Block owners are actively pursuing alternative arrangements to commence production. Since liquids production is dependent on the amount of natural gas that can be produced, the J-Block owners intend to install gas injection facilities, which would allow for the production of liquids while the natural gas production is reinjected for later delivery. The U.K. government has approved these plans.

The J-Block owners also own the rights to the reserves in a block (block 30/6b) immediately adjacent to J-Block, which are in communication with J-Block reserves but not dedicated under the above contract. The J-Block owners are continuing to investigate transportation, processing and sales of natural gas from this block to enable start-up of liquids production prior to completion of gas injection facilities. In order to maximize the value of its J-Block infrastructure, the company has initiated an active drilling program to explore and appraise the reserves in blocks 30/2c and 30/13.

On March 29, 1996, the J-Block owners filed legal proceedings in the English High Court in London seeking a declaration that EEL as buyer under the J-Block gas sales agreement cannot refuse to agree to a commissioning date for the J-Block facilities on the basis of a decline in natural gas prices in the United Kingdom, and cannot thereby delay commencement of its take-or-pay obligations under the sales agreement. On the same date Enron Corp., EEL, and Teesside Gas Transportation Limited (TGTL) filed a lawsuit in district court in Harris County, Texas. That suit alleges that the Capacity Reservation and Transportation Agreement (CRTA) between TGTL and the owners of the Central Area Transmission System (CATS), a gas pipeline in the U.K. sector of the North Sea, has terminated as a result of breaches of the agreement by the CATS owners. It is further alleged that the J-Block transportation agreements between TGTL and the J-Block owners, and the J-Block gas sales agreements have likewise terminated, and that Enron Corp. is discharged from its guarantee obligations under those agreements. The Enron parties also sought a temporary injunction prohibiting the J-Block owners from re-injecting gas into the J-Block reservoir or unitizing the J-Block reservoir. The lawsuit has been removed to the U.S. District Court in Houston, Texas.

The CATS parties and the J-Block parties filed proceedings in London requesting an anti-suit injunction against the lawsuit filed by the Enron parties in Harris County. A temporary anti-suit injunction was issued by the English High Court on April 19, 1996, which will temporarily stay the proceedings pending in Houston. Further hearings on the injunction are scheduled.

On May 8, 1996, the English High Court ruled in favor of the J-Block owners on the suit filed March 29, that EEL could not refuse by virtue of the decline in natural gas prices to agree to commissioning of the J-Block facilities. Further developments in all of these pieces of litigation are anticipated, and the course of events and range of possible outcomes cannot be predicted at this time. The company intends to continue to vigorously assert its interests in each of the pending matters.

The J-Block production, processing and transportation facilities, located in block 30/7a of the U.K. North Sea, were completed in mid-February and are available for production and delivery of gas. The J-Block and block 30/6b are operated by Phillips Petroleum Company United Kingdom Limited, which has 36.5 percent interest. The company owns 32.5 percent and 35 percent interest in blocks 30/2c and 30/13, respectively.

Also in J-Block, the company drilled and successfully tested the 30/7a-P12 (Jocelyn) well through the Judy subsea template. The well tested at a rate of 20 million cubic feet of gas per day and 3,800 barrels of condensate per day. The well evaluated a separate downthrown fault block that is at a greater depth and has higher pressures and temperatures than the wells drilled in the Judy field.

Phillips' activity in the subsalt play of the Gulf of Mexico continues with the discovery at the Agate No. 1 well on Ship Shoal Block 361. The well tested from two separate zones for a combined flow rate of 4,100 barrels a day of oil and 24 million cubic feet a day of gas. Agate is the third field discovery for Phillips and its co-venturers in the Gulf of Mexico subsalt trend. Phillips and its co-venturers are evaluating test results and are considering an appraisal drilling program.

While the Agate well has been suspended for possible future production, the company is evaluating the feasibility of producing the Agate field through the Mahogany platform, which would significantly lower development costs. Following the Agate discovery, Phillips and its co-venturers announced the unsuccessful Alexandrite well, also in the Gulf of Mexico subsalt trend. The well has been plugged and abandoned. Phillips and its co-venturers will evaluate data from the Alexandrite well and decide whether to drill a second well. In early May, the company announced that the Mahogany No. 4 appraisal well in the Mahogany subsalt field was successful, but will be temporarily abandoned, to be completed and produced after the installation of the Mahogany platform this summer.

Phillips plans to expand its chemicals business by entering a new chemicals business-line--dicyclopentadiene (DCPD)--in 1997. The company plans to produce about 40 million pounds a year of the polyester-grade DCPD with the modification and start-up of an idle hydrotreating unit at the company's Sweeny, Texas, refinery and petrochemical complex (Sweeny). DCPD, which is used primarily in a variety of fiberglass-reinforced polyester products for construction, marine and automotive applications, is a by-product of ethylene production at Sweeny, where ethylene capacity is being increased from 3.6 billion to 4.5 billion pounds a year.

In March 1996, Phillips was granted exclusive rights to evaluate oil and gas potential in Blocks 17 and 18 along the east coast of South Africa--an area covering 15 million acres in the Indian Ocean. During the eight-month term of the agreement, Phillips will re-process and re-evaluate existing geophysical and geochemical data, with a view toward applying for oil and gas exploration rights in these two blocks.

The company announced late in April that the initial well in the Borj Messouda area of eastern Algeria was unsuccessful. The well encountered hydrocarbons, but not in commercial amounts so the well was plugged and abandoned. The company plans to apply what it learned from this initial well to future drilling opportunities there. Phillips, which owns 100-percent interest in the prospect, plans to spud another well late in 1996 or early 1997, and a third well next year.

The company received Norwegian government approval of the farm-in agreement, where Phillips increased its equity to 12.5 percent interest in the Siri field, recently discovered in the Danish sector of the North Sea. The initial well tested at 5,800 gross barrels of oil per day. The company is working with its co-venturers to evaluate the feasibility of an appraisal drilling program.

In early 1996, the company was awarded an operatorship and a 30 percent interest in four blocks in the Norwegian sector of the North Sea east of the Troll field, and a 20 percent non-operating interest in a block near the Norne field.

Late in the first quarter, the company installed a fluid catalytic cracker at its Woods Cross refinery in Utah, which should provide both economic and environmental benefits. The unit is expected to increase yields of high-end products, lower catalyst and maintenance costs, reduce sulfur dioxide emissions and allow for recycling of spent catalyst. The unit became operational in April.

In an effort to reduce operating costs and increase the reliability of steam and electrical supplies, Phillips is in various stages of pursuing four power co-generation projects. These electrical and steam generating facilities will be developed by third party developers to serve the company's Borger, Sweeny, HCC and Puerto Rico Core facilities.

Phillips' average quarterly worldwide crude oil sales prices reached their highest level in over three years. If Iraq were to resume exporting crude oil, without accommodation by reduced supplies from other countries, prices could soften. Without Iraq's re-entry into the market, supply/demand should remain balanced with prices being supported by low global inventories of crude oil and products.

The company received notice by letter dated May 7, 1996, from the Antitrust Division of the United States Department of Justice of the opening by the Division of "an investigation of recent increases in gasoline prices to determine if those increases were in any way caused by conduct in violation of the antitrust laws." The company believes that similar notices have been or are being sent to other industry participants, but is unable at this time to assess the impact of the investigation.

In addition to the $565 million benefit to net income recognized during the first quarter, the favorable resolution of the Kenai LNG tax case is also expected to benefit the company's 1996 net operating earnings by an estimated 20 to 25 cents per share, due to the lower effective tax rate on current Kenai LNG earnings and lower net interest charges on tax liabilities from prior years. Cash refunds of about $165 million are expected over the next few years.

On May 14, 1996, the company announced that it had entered into exclusive discussions with Conoco Inc., a subsidiary of E. I.
du Pont de Nemours and Company, regarding the possibility of combining the company's and Conoco's United States refining, marketing and transportation operations through the formation of a fifty/fifty joint venture to be owned equally by the company and Conoco. While the company and Conoco have reached agreement on the framework for exclusive discussions about a possible combination of these portions of their respective businesses, there are substantial issues to be resolved before any agreement in principle to proceed with such a combination could be reached, and no assurance can be given, nor should any inference be drawn, that any such agreement to proceed will in fact be reached.

                   PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

12  Computation of Ratio of Earnings to Fixed Charges.

18  Letter from Ernst & Young LLP Regarding Change in
    Depreciation Accounting Method.

27  Financial Data Schedule.


Reports on Form 8-K
- -------------------

During the three months ended March 31, 1996, the company did not file any reports on Form 8-K.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHILLIPS PETROLEUM COMPANY



                                     /s/ L. F. Francis
                               ----------------------------------
                                         L. F. Francis
                                          Controller
                                  (Chief Accounting and Duly
                                      Authorized Officer)


May 14, 1996