Form 10-K405/A
period 1995-12-31
PHILLIPS PETROLEUM CO
filed 1996-06-26
CIK 78214

FORM 10-K/A


                         Amendment No. 1


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended     December 31, 1995
                         ----------------------------------------

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

  3(i)   Restated Certificate of Incorporation, as filed with
           the State of Delaware July 17, 1989.*

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

   (c)   Preferred Share Purchase Rights as described in the
           Rights Agreement dated as of July 10, 1989, between
           Phillips Petroleum Company and Chemical Bank
           (formerly Manufacturers Hanover Trust Company).*

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

Material Contracts
 10(a)   Agreement dated December 23, 1984, among Mesa Partners
           and related entities and Phillips Petroleum Company and the schedules, annexes and exhibit thereto.*

   (b)   Letter Agreement dated December 23, 1984, among Mesa
           Partners and related entities and Phillips Petroleum
           Company.*

   (c) Trust Agreement dated December 12, 1995, between Phillips Petroleum Company and Vanguard Fiduciary Trust Company, as Trustee of the Phillips Petroleum Company Compensation and Benefits Arrangements Stock Trust.*

Management Contracts and Compensatory Plans or Arrangements
   (d)   1986 Stock Plan of Phillips Petroleum Company
           (Incorporated by reference to Exhibit 10(d) to Annual
           Report on Form 10-K for the year ended December 31,
           1992).

   (e)   1990 Stock Plan of Phillips Petroleum Company.*

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

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
- -------                       -----------

 10(h)   Principal Corporate Officers Supplemental Retirement
           Plan of Phillips Petroleum Company.*

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

   (k)   Non-Employee Director Retirement Plan of Phillips
           Petroleum Company.*

   (l)    Omnibus Securities Plan of Phillips Petroleum Company
           (incorporated by reference to Exhibit 10 to Quarterly
           Report on Form 10-Q for the quarter ended June 30,
           1993).

   (m) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company.*

 12      Computation of Ratio of Earnings to Fixed Charges.*

 21      List of Subsidiaries of Phillips Petroleum Company.*

 23      Consent of Independent Auditors.*

 27      Financial Data Schedule.*

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1995.

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
         Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1995.

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
- -------                       -----------

 99(c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1995.

*Filed with the original Annual Report on Form 10-K for year ended December 31, 1995.


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

                                 PHILLIPS PETROLEUM COMPANY


                                   /s/ L. F. Francis
                                 --------------------------
                                       L. F. Francis
                                         Controller

June 24, 1996