Form 10-Q
period 1996-06-30
PHILLIPS PETROLEUM CO
filed 1996-08-12
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                               ----------------------------------------------
                                OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------
Commission file number               1-720
                       ------------------------------------------------------

                    PHILLIPS PETROLEUM COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                            73-0400345
- -------------------------------                            ------------------
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

The registrant had 263,158,542 shares of common stock, $1.25 par value, outstanding at July 31, 1996.

                     PART I. FINANCIAL INFORMATION


- ---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months       Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      1996     1995     1996     1995
                                    ---------------------------------
Revenues
Sales and other operating revenues  $3,937    3,591    7,532    6,678
Equity in earnings of affiliated
  companies                             22       39       20       68
Other revenues                          16        6       25       14
- ---------------------------------------------------------------------
    Total Revenues                   3,975    3,636    7,577    6,760
- ---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,536    2,238    4,742    4,066
Production and operating expenses      492      563    1,012    1,062
Exploration expenses                    47       46      113       89
Selling, general and
  administrative expenses              135      107      261      221
Depreciation, depletion and
  amortization                         187      281      428      492
Taxes other than income taxes           66       69      132      139
Interest expense                        59       68      118      136
Preferred dividend requirements
  of subsidiary and capital trust       10        8       18       16
- ---------------------------------------------------------------------
    Total Costs and Expenses         3,532    3,380    6,824    6,221
- ---------------------------------------------------------------------
Income before income taxes and
  interest effects of Kenai LNG
  tax settlement                       443      256      753      539
Interest effects of Kenai LNG
  tax settlement                         -        -      571        -
- ---------------------------------------------------------------------
Income before income taxes             443      256    1,324      539
Provision for income taxes             222      143      408      315
- ---------------------------------------------------------------------
Net Income                             221      113      916      224
=====================================================================

Per Share of Common Stock
Net Income                          $  .84      .42     3.49      .85
Dividends Paid                      $ .305     .305     .610     .585
- ---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)                   262,949  262,028  262,629  261,852
- ---------------------------------------------------------------------
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1996            1995
                                          -----------------------
Assets
Cash and cash equivalents                 $   223              67
Accounts and notes receivable (less
  allowances: 1996--$20; 1995--$15)         1,817           1,522
Inventories                                   523             505
Deferred income taxes                         119             229
Prepaid expenses and other current assets      73              86
- -----------------------------------------------------------------
    Total Current Assets                    2,755           2,409
Investments and long-term receivables       1,057             841
Properties, plants and equipment (net)      8,726           8,493
Deferred income taxes                         100             121
Deferred charges                              128             114
- -----------------------------------------------------------------
Total                                     $12,766          11,978
=================================================================

Liabilities
Accounts payable                          $ 1,521           1,494
Long-term debt due within one year             29              19
Dividends payable                               2               -
Accrued income and other taxes                512             922
Other accruals                                288             380
- -----------------------------------------------------------------
    Total Current Liabilities               2,352           2,815
Long-term debt                              2,954           3,097
Accrued dismantlement, removal and
  environmental costs                         695             657
Deferred income taxes                         966             948
Employee benefit obligations                  440             400
Other liabilities and deferred credits        727             522
- -----------------------------------------------------------------
Total Liabilities                           8,134           8,439
- -----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                          350             351
- -----------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips Capital Trust                   300               -
- -----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                               383             383
      Capital in excess of par              1,989           1,966
    Treasury stock (at cost:
      1996--14,069,837 shares;
      1995--15,047,246 shares)               (770)           (827)
    Compensation and Benefits Trust (CBT)
      (at cost: 29,200,000 shares)           (989)           (989)
Foreign currency translation adjustments       29              39
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)            (396)           (414)
Retained earnings                           3,736           3,030
- -----------------------------------------------------------------
Total Stockholders' Equity                  3,982           3,188
- -----------------------------------------------------------------
Total                                     $12,766          11,978
=================================================================
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                               1996          1995
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 916           224
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                            428           492
      Dry hole costs and leasehold
        impairment                               51            29
      Deferred taxes                             78           (24)
      Kenai LNG tax settlement receivable      (167)            -
      Other                                      56            25
    Working capital adjustments
      Increase (decrease) in aggregate
        balance of accounts receivable sold    (200)           40
      Increase in other accounts and notes
        receivable                             (101)         (123)
      Increase in inventories                   (19)          (28)
      Decrease in prepaid expenses and
        other current assets                     14             -
      Increase (decrease) in accounts payable    15            (2)
      Increase (decrease) in taxes and
        other accruals                         (294)          120
- -----------------------------------------------------------------
Net Cash Provided by Operating Activities       777           753
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (707)         (549)
Proceeds from asset dispositions                 27            27
Long-term advances to affiliates and
  other investments                             (44)           (7)
- -----------------------------------------------------------------
Net Cash Used for Investing Activities         (724)         (529)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                479           329
Repayment of debt                              (604)         (446)
Issuance of company stock                        18             6
Issuance of company-obligated mandatorily
  redeemable preferred securities               300             -
Dividends paid                                 (160)         (153)
Other                                            70           (31)
- -----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                    103          (295)
- -----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                   156           (71)
Balance at beginning of period                   67           193
- -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 223           122
=================================================================
See Notes to Financial Statements.

- -----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Phillips Petroleum Company (hereinafter referred to as "Phillips" or "the company") considers necessary for a fair presentation of the consolidated financial position of the company and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.


Note 2--Accounting Change

Effective January 1, 1996, the company made certain changes in the estimated useful lives of its major domestic downstream facilities. This change increased second quarter and the first six months of 1996 net income by $5 million, $.02 per share, and $10 million, $.04 per share, respectively. Also, effective January 1, 1996, the company changed its method of accounting for the depreciation of its Gas Gathering, Processing and Marketing segment's natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. This change was made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice. As a result of the change, net income for the three- and six-month periods ended June 30, 1996, was $5 million and $8 million higher, or $.02 and $.03 per share, respectively. The estimated cumulative effect of the change was not material. The effect of these changes was substantially offset by increased depreciation expense as a result of asset acquisitions and capital additions.

Note 3--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1996            1995
                                          -----------------------

Crude oil and petroleum products             $193             173
Chemical products                             253             245
Materials, supplies and other                  77              87
- -----------------------------------------------------------------
                                             $523             505
=================================================================


Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1996            1995
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $19,570          19,088
Less accumulated depreciation,
  depletion and amortization               10,844          10,595
- -----------------------------------------------------------------
                                          $ 8,726           8,493
=================================================================


Note 5--Impairment of Point Arguello Field

Due to declining production and an updated production forecast for the Point Arguello field offshore California, an impairment of $45 million after-tax was taken in the first quarter of 1996, reducing the net book value to the estimated fair market value. The fair market value of this Exploration and Production (E&P) asset was determined using the present value of expected future cash flows, resulting in a before-tax charge of $51 million to depreciation, depletion and amortization expense, and a $19 million reduction in equity in earnings of affiliated companies.


Note 6--Debt

The company has a $1.1 billion revolving bank credit facility, and a $250 million commercial paper program that is supported by a portion of the company's revolving credit line equal to 100 percent of the commercial paper outstanding. No amounts were outstanding under the revolving bank credit facility or the commercial paper program at June 30, 1996.

At June 30, 1996, Phillips Petroleum Company Norway, a wholly owned subsidiary, had $100 million in borrowings outstanding under a $500 million revolving credit facility.


Note 7--Kenai LNG Tax Settlement

On February 26, 1996, the U.S. Tax Court's previous decisions related to the company's sales of liquefied natural gas (LNG) from its Kenai, Alaska, facility to Japan, became final. The Tax Court's decisions supported the company's position that more than 50 percent of the income for years 1975 through 1978 was from a foreign source. The favorable resolution of this issue increased net income for the six-month period ended June 30, 1996, by $565 million.


Note 8--Income Taxes

The company's effective tax rates for the three- and six-month periods ended June 30, 1996, were 50 and 31 percent, respectively, compared with 56 and 58 percent for each of the same periods a year ago. The decrease in the rate for the six-month period was due mainly to the favorable resolution of the Kenai LNG tax case, discussed in Note 7. Excluding the Kenai settlement, the effective tax rate for the six-month period ended June 30, 1996, would have been 53 percent, 5 percent lower than 1995. This decrease and the decrease for the three-month period ending June 30, 1996, were due mainly to a greater ratio of domestic to foreign earnings, which are generally taxed at a lower rate, and the utilization of foreign tax credits against current period Kenai LNG earnings.


Note 9--Contingencies

In the case of all known contingencies, the company accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

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

Tax Contingencies--The company has a number of issues outstanding with the IRS related to tax years 1979 through 1992 that can proceed toward final settlement as a result of resolving the Kenai LNG tax case. Although it is too early to determine the final financial effects of resolving these years, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position. While total resolution may require a number of years, the earliest years are expected to be resolved in the near term.

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


Note 10--Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips Capital Trust

During February 1996, the company formed a new statutory business trust, Phillips 66 Capital I (Trust), of which the company owns all of the common stock. The Trust exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of subordinated debt securities of Phillips Petroleum Company.

On May 29, 1996, the Trust completed a $300 million underwritten public offering of 12,000,000 shares of 8.24% Trust Originated Preferred Securities (Preferred Securities). The sole asset of the Trust is $309 million of Phillips' 8.24% Junior Subordinated Deferrable Interest Securities due 2036 (Subordinated Debt Securities), purchased by the Trust on May 29, 1996. The Subordinated Debt Securities are unsecured obligations of Phillips and subordinate and junior in right of payment to all present and future senior indebtedness of Phillips. The Subordinated Debt Securities and related income statement effects are eliminated in the company's consolidated financial statements. The Subordinated Debt Securities are due May 29, 2036, and are redeemable in whole, or in part, at the option of Phillips, on or after May 29, 2001, at a redemption price of $25 per share, plus accrued and unpaid interest. When the company redeems the Subordinated Debt Securities, the Trust is required to apply all redemption proceeds to the immediate redemption of the Trust's Preferred Securities.

Phillips fully and unconditionally guarantees the Trust's obligations under the Preferred Securities.


Note 11--Cash Flow Information

Cash payments and non-cash investing and financing activities for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1996           1995
                                              -------------------
Cash payments
Interest
  Debt                                        $122            112
  Taxes and other                                7              7
- -----------------------------------------------------------------
                                              $129            119
=================================================================

Income taxes                                  $389            210
- -----------------------------------------------------------------

Non-Cash Financing Activities
Common stock awards issued under
  incentive compensation plans                $  4              -
Issuance of promissory note to purchase
  service stations                               7              -
- -----------------------------------------------------------------

- -----------------------------------------------------------------
Management's Discussion and Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and six-month periods ending June 30, 1996, are based on a comparison with the corresponding periods in 1995.


A summary of the company's net income, by business segment and consolidated, follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995   1996        1995
                            ------------------   ----------------
Exploration and Production
  (E&P)                      146            74    237         175
Gas Gathering, Processing
  and Marketing (GPM)         29             5*    57           8*
Refining, Marketing and
  Transportation (RM&T)       39            12     56           7
Chemicals                     83           112    153         208
Corporate and Other          (76)          (90)*  413        (174)*
- -----------------------------------------------------------------
Net Income                  $221           113    916         224
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified to Corporate and Other for segment reporting.


Consolidated Results

Earnings included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995   1996        1995
                            ------------------   ----------------

Property impairments        $  -           (49)   (45)        (49)
Kenai LNG tax settlement       -             -    565           -
Net gains on asset sales       5             -      5           -
Work force reduction
  charges                      -            (8)    (1)        (13)
Foreign currency gains         -             -      -           1
Pending claims and
  settlements                 (1)            -    (29)          -
Other items                   (4)           (8)   (10)        (14)
- -----------------------------------------------------------------
Total special items         $  -           (65)   485         (75)
=================================================================

Excluding the special items above, net operating income was $221 million for the three-month period ended June 30, 1996, compared with $178 million for the same period last year. For the six-month period ended June 30, 1996, net operating income was $431 million, compared with $299 million for the corresponding six-month period a year ago. These improvements over last year's results can be attributed to higher earnings from the company's GPM and RM&T segments, both of which are benefiting from improved margins and lower cost structures. In addition, higher crude oil and natural gas prices increased earnings from the E&P segment.
In Chemicals, earnings were lower primarily as a result of lower ethylene and polyethylene margins.

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
Phillips at a Glance         1996         1995    1996       1995
                            ------------------   ----------------

U.S. crude oil
  production (MBD)             69           80      71         82
Worldwide crude oil
  production (MBD)            216          222     220        224
U.S. natural gas
  production (MMCFD)        1,131        1,066   1,133      1,080
Worldwide natural gas
  production (MMCFD)        1,535        1,479   1,571      1,527
Worldwide natural gas
  liquids production (MBD)    165          158     160        159
Liquefied natural gas
  sales (MMCFD)               114           98     122        114
Refinery utilization
  rate (%)                     92           97      91         95
U.S. automotive gasoline
  sales (MBD)                 336          334     335        323
U.S. distillates
  sales(MBD)                  136          137     135        134
Worldwide petroleum
  products sales (MBD)        684          704     689        694
Natural gas liquids
  processed (MBD)             208          189     202        203
Ethylene production
  (MMlbs)*                    618          625   1,313      1,259
Polyethylene
  production (MMlbs)*         504          474   1,017        914
Polypropylene production
  (MMlbs)*                     53          114     142        219
Paraxylene production
  (MMlbs)                     168          169     326        258
- -----------------------------------------------------------------
*Includes equity in affiliates.

Income Statement Analysis

Sales and other operating revenues increased 10 percent and 13 percent for the second quarter and six-month period, respectively, as a result of higher crude oil, petroleum products and natural gas prices. These same factors also contributed to higher purchase costs in both periods.

Equity earnings of affiliated companies declined 44 percent and 71 percent in the second quarter and first six months, respectively. Lower earnings from the company's equity interest in Sweeny Olefins Limited Partnership, due to lower ethylene margins, reduced both periods. In addition, equity earnings for the six-month period were lower due to a first-quarter 1996 impairment on certain equity companies related to the Point Arguello field, offshore California. Higher net gains from assets sales and higher interest income resulted in higher other revenues for both the second quarter and six-month period.

Controllable costs, composed primarily of production and operating expenses and selling, general and administrative expenses, both adjusted for special items, were 2 percent and 1 percent lower in the second quarter and six-month period, respectively. Lower costs from the company's Norway E&P operations, crude oil refineries and the GPM segment, partially offset by higher costs associated with growth-related projects, contributed to the improvement.

Exploration expenses increased slightly in the second quarter and 27 percent in the six-month period. Higher dry hole charges in the first quarter of 1996, mainly due to the Alexandrite subsalt exploratory well in the Gulf of Mexico and an exploratory well in Algeria, primarily contributed to the higher six-month period exploration expenses.

After adjusting for property impairments, depreciation, depletion and amortization (DD&A) was unchanged in the second quarter and 5 percent lower in the six-month period. Primarily responsible for the decrease were lower U.S. E&P DD&A, due to lower crude oil production, along with lower DD&A from RM&T and Chemicals due to new depreciation rates.

Taxes other than income taxes were lower in both the quarter and year-to-date periods, primarily due to lower federal Superfund tax accruals. The Superfund tax expired December 31, 1995, and the law providing for its collection has not been extended.

Interest expense was lower in both the quarter and six-month period, mainly as a result of lower interest expense on tax contingencies, due to the favorable resolution of the Kenai LNG tax case.

Segment Results

E&P                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1996        1995    1996       1995
                            ------------------   ----------------

Reported net income           $146          74     237        175
Less special items               -         (47)    (64)       (56)
- -----------------------------------------------------------------
Net operating income          $146         121     301        231
=================================================================


Average Sales Prices
Crude oil (per barrel)
    United States           $18.44       15.87   17.59      15.43
    Foreign                  19.68       18.45   19.31      17.69
    Worldwide                19.27       17.58   18.76      16.88
Natural gas--lease (per
  thousand cubic feet)
    United States             1.80        1.36    1.87       1.34
    Foreign                   2.42        2.51    2.46       2.46
    Worldwide                 1.99        1.79    2.07       1.77
- -----------------------------------------------------------------


Worldwide Exploration
  Expenses
Geological and geophysical     $30          32      58         58
Leasehold impairment             7           7      14         16
Dry holes                        7           6      37         13
Lease rentals                    3           1       4          2
- -----------------------------------------------------------------
                               $47          46     113         89
=================================================================


                                  Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 69          80      71         82
  Norway                       102         100     100         99
  United Kingdom                 5           3       6          4
  Nigeria                       25          24      25         23
  China                         10          10      13         11
  Canada                         5           5       5          5
- -----------------------------------------------------------------
                               216         222     220        224
=================================================================

Natural Gas Liquids Produced
  United States                  4           5       4          5
  Norway                         8           9       8          9
  Other areas                    3           1       3          1
- -----------------------------------------------------------------
                                15          15      15         15
=================================================================

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1996        1995    1996       1995
                            ------------------   ----------------
                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)             1,131       1,066   1,133      1,080
  Norway*                      291         310     306        313
  United Kingdom*               61          38      79         75
  Canada                        52          65      53         59
- -----------------------------------------------------------------
                             1,535       1,479   1,571      1,527
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        114          98     122        114
- -----------------------------------------------------------------


E&P's net operating income in the second quarter of 1996 increased 21 percent over the second quarter of 1995. For the first six months of 1996, net operating income was 30 percent higher than the corresponding period last year. Both 1996 periods benefited from higher worldwide crude oil and U.S. natural gas sales prices.

Phillips' average 1996 worldwide crude oil sales price reached $20.87 per barrel in April, then trended down in May and June, and ended the second quarter with an average sales price of $19.27--10 percent higher than the same quarter in 1995. The average sales price for the six-month period was $18.76, 11 percent higher than the corresponding period a year ago.
While strong global demand and low industry inventory levels created rising crude oil prices late in the first quarter and into April, sensitivity to external factors not directly tied to supply/demand fundamentals resulted in a weakening of prices in the second part of April which continued into May and June.
Among these factors was the market's reaction to Iraq's potential re-entry into the crude oil market, and how OPEC will respond. Crude oil prices displayed renewed strength late in June, however, with higher sales prices at the end of the month than at the beginning.

U.S. E&P                             Millions of Dollars
- --------                    -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1996         1995    1996       1995
                            ------------------   ----------------

Reported net income          $104           42     143        102
Less special items              -          (33)    (64)       (37)
- -----------------------------------------------------------------
Net operating income         $104           75     207        139
=================================================================


Net operating income increased 39 percent in the company's U.S. E&P operations for the second quarter of 1996, and 49 percent for the first six months. Higher U.S. natural gas sales prices--32 percent higher for the quarter and 40 percent higher for the year-to-date period--were primarily responsible for the improved results. Although higher than a year ago, Phillips' U.S. E&P natural gas sales prices decreased modestly through the second quarter due to normal seasonal trends. Crude oil lease revenues in the second quarter and first six months were approximately the same as a year ago, as the effect of higher average sales prices was offset by lower volumes.

U.S. crude oil production continued to trend downward in the second quarter of 1996, ending with a quarterly average production rate of 69,000 barrels of oil per day, compared with 80,000 barrels per day in the second quarter of 1995. Continuing production declines from the Point Arguello field, offshore California, field declines in the Gulf of Mexico and Prudhoe Bay, and the effect of non-strategic property dispositions have resulted in the production declines.

U.S. natural gas production was 6 percent higher in the second quarter and 5 percent higher in the first six months of 1996, compared with the corresponding periods last year. For both periods, the increase is attributable to new production from the Seastar (Garden Banks Blocks 70/71) field in the Gulf of Mexico, which came online in mid-year 1995; increases from property acquisitions in south Louisiana; new wells onshore Gulf Coast; partially offset by lower production from the South Marsh Island Blocks 146/147 field, Gulf of Mexico.

Special items in the first six months of 1996 included an after-tax charge of $45 million for the impairment of the Point Arguello field and associated assets. During the second quarter of 1995, a decline in production was experienced from the Point Arguello field, related to increasing water production from the reservoir and the deferral of certain projects. Subsequent well workovers and other measures improved production to 10,350 net barrels of crude oil per day during the fourth quarter of 1995.

However, volumes again declined to approximately 9,600 net barrels a day during the first quarter of 1996, as increasing water encroachment continued to adversely affect production. Based upon new production data, experience gained from well workover activity, and technical reviews with the operator, a new production forecast for the field was made. As a result, an impairment was taken in the first quarter of 1996, reducing the net book value to the estimated fair market value. Also included in special items in the first six months of 1996 were various contingency accruals, the most significant of which relates to an unfavorable court judgment regarding producing properties in Alabama. Special items in the second quarter of 1995 represented property impairments on an after-tax basis of $33 million, as a result of the adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In addition, the six-month period included work force reduction charges.


Foreign E&P                          Millions of Dollars
- -----------                 -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995   1996        1995
                            ------------------   ----------------

Reported net income         $ 42            32     94          73
Less special items             -           (14)     -         (19)
- -----------------------------------------------------------------
Net operating income        $ 42            46     94          92
=================================================================


Net operating income from the company's foreign E&P operations declined $4 million in the second quarter of 1996, compared with the second quarter of 1995, primarily due to lower natural gas sales prices and volumes. For the six-month period, net operating income increased slightly, as higher crude oil sales prices were mostly offset by lower natural gas revenues.

Foreign crude oil production was up slightly in the second quarter and increased 5 percent in the six-month period, with production increases experienced in most operating areas. Foreign natural gas production declined slightly for both the quarter and first six months, as lower demand in Norway was mostly offset by new production and increased demand in the U.K. sector of the North Sea.

Special items in the second quarter of 1995 primarily included property impairments on an after-tax basis of $6 million and work force reduction charges of $7 million after-tax. The six-month period also included a tax contingency accrual.

GPM                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1996        1995    1996       1995
                            ------------------   ----------------

Reported net income            $29           5*     57          8*
Less special items               2           -       2          -
- -----------------------------------------------------------------
Net operating income           $27           5      55          8
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified to Corporate and Other for segment reporting.


Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 2.16        1.48    2.06       1.44
U.S. natural gas liquids
  (per barrel--
  unfractionated)            12.39       10.23   12.34      10.15
- -----------------------------------------------------------------


                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,409       1,246   1,358      1,238
  Phillips                     175         197     179        198
- -----------------------------------------------------------------
                             1,584       1,443   1,537      1,436
=================================================================

Raw Gas Throughput           1,938       1,624   1,915      1,603
- -----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips             996         830     997        848
  Phillips                      84         190      83        168
- -----------------------------------------------------------------
                             1,080       1,020   1,080      1,016
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Natural Gas Liquids Net
  Production
    From Phillips E&P
      leasehold gas             17          19      17         20
    From gas purchased
      outside Phillips         133         124     128        124
- -----------------------------------------------------------------
                               150         143     145        144
=================================================================


GPM's net operating income increased $22 million and $47 million for the second quarter and first six months of 1996, respectively, compared with the same periods in 1995. The improvements were mainly the result of improved margins, due to higher natural gas liquids (NGL) and residue gas sales prices, higher raw gas throughput volumes, and lower controllable costs.

NGL prices have increased primarily as a result of low industry inventories and increased demand for NGL as a petrochemical feedstock. NGL production volumes increased 5 percent in the second quarter, mainly due to higher NGL extractions and operating consistency at the Linam Ranch plant, New Mexico, and acquisitions completed at the end of 1995.

Residue gas sales prices benefited from a cold winter in North America, compared with a mild winter in 1994-1995, impacting both demand for gas and storage levels in the first quarter of 1996. The effect of lower storage levels and higher summer cooling demand resulted in the continuation of strong residue gas prices through the second quarter of 1996.

The increase in residue gas sales volumes was primarily the result of expansion in the Austin Chalk area of Central Texas and acquisitions completed at the end of 1995.

Controllable costs were 23 percent and 26 percent lower for the second quarter and first six months, respectively, reflecting continuous cost improvement efforts, such as technology enhancements, plant modernizations, plant consolidations and reengineering efforts completed in 1995.

Special items in the second quarter of 1996 represented a gain on the sale of an NGL plant and gathering system.


RM&T                                 Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995   1996        1995
                            ------------------   ----------------

Reported net income          $39            12     56           7
Less special items            (1)           (1)    (1)         (1)
- -----------------------------------------------------------------
Net operating income         $40            13     57           8
=================================================================


Average Sales Prices
  (per gallon)
Automotive gasoline-
  wholesale                 $.70           .65    .65         .60
Automotive gasoline-retail   .86           .79    .81         .75
Distillates                  .63           .52    .60         .50
Propane                      .41           .36    .45         .36
- -----------------------------------------------------------------

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995   1996        1995
                            ------------------   ----------------
                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
U.S. Refinery Crude Oil
  Capacity                   345           345    345         345
  Refined                    318           333    315         327
  Capacity utilization
    (percent)                 92%           97     91          95
- -----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline-
        wholesale            289           293    288         283
      Automotive gasoline-
        retail                38            35     36          35
      Aviation fuels          25            29     24          30
      Distillates            136           137    135         134
      Propane                 10            11     26          24
      Other products          17            21     16          19
- -----------------------------------------------------------------
                             515           526    525         525
    Foreign                   48            50     47          50
- -----------------------------------------------------------------
                             563           576    572         575
=================================================================


RM&T had net operating income of $40 million in the second quarter of 1996, a sharp improvement from $13 million in last year's second quarter. For the first six months, net operating income was $57 million, up significantly from $8 million reported in the first six months of 1995. The much improved results in both 1996 periods are attributable primarily to higher distillates margins, and, to a lesser extent, higher motor fuel margins.

Industry-wide distillates inventories were drawn down in the first quarter because of strong demand for heating oils during the cold winter months. This tight supply situation, compared with last year, continued in the second quarter, supporting improved distillates prices. However, crude oil and NGL feedstock costs were higher in both the 1996 second quarter and six-month period, partially offsetting the benefit of higher average distillates and motor fuel sales prices, and resulting in continued tight margins in this highly competitive business.

The company's refineries continued to improve their cost structures, with controllable costs down 4 percent and 5 percent for the quarter and six-month periods, respectively. Crude runs to refineries were lower during the second quarter and first six months, due to turnarounds at the company's Borger and Sweeny, Texas, refineries during the first half of 1996.

Special items in 1996 related to property damage caused by equipment failure at the Sweeny refinery, while special items in 1995 represented work force reduction charges.


Chemicals                            Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995    1996       1995
                            ------------------   ----------------

Reported net income         $ 83           112     153        208
Less special items             -            (8)     (7)        (8)
- -----------------------------------------------------------------
Net operating income        $ 83           120     160        216
=================================================================


                                     Millions of Pounds,
                                     Except as Indicated
                            -------------------------------------
Operating Statistics
Production*
  Ethylene                   618           625   1,313      1,259
  Polyethylene               504           474   1,017        914
  Propylene                  101           109     213        219
  Polypropylene               53           114     142        219
  Paraxylene                 168           169     326        258
  Cyclohexane (millions
    of gallons)               42            20      85         47
- -----------------------------------------------------------------
*Includes equity in affiliates.

                                  Thousands of Barrels Daily
                            -------------------------------------
U.S. Petroleum Products
  Outside Sales
    Automotive gasoline        9             6      11          5
    Liquefied petroleum gas   84            82      77         76
    Other products            28            40      29         38
- -----------------------------------------------------------------
                             121           128     117        119
=================================================================

Natural Gas Liquids
  Processing capacity        250           227     250        227
  Liquids processed          208           189     202        203
- -----------------------------------------------------------------


Chemicals' net operating income declined from a year ago for both the second quarter and six-month period. For the quarter, results were down due to lower margins for ethylene, polyethylene and paraxylene, partially offset by higher sales volumes for ethylene and polyethylene. For the six-month period, the reasons for the lower results were primarily the same as in the quarter, with the exception of paraxylene margins, which were about the same in the six-month period as last year. Although results are lower than the comparable periods last year, Chemicals' net operating income has shown continued improvement over the previous two quarters.

Industry ethylene demand was favorable in the second quarter, and, although industry inventories remained low, supplies were able to meet customer demand while allowing for some price increases. Paraxylene demand dropped sharply in the second quarter, as worldwide demand for polyester, for which paraxylene is a feedstock, softened as a result of inventory reductions and lower demand throughout the polyester product chain.

Polyethylene demand, particularly in the domestic market, remained strong throughout the second quarter, allowing for some upward pricing movement. However, increasing feedstock costs continued to squeeze margins in this highly competitive industry. Polypropylene demand was strong in the second quarter, resulting in improved margins when compared with the first quarter of 1996. Production volumes were lower because of a plant maintenance turnaround performed in the second quarter of 1996.

Special items in the first half of 1996 represented a tax item related to the company's Puerto Rico Core operations. Special items in the second quarter of 1995 included property impairments of $3 million on an after-tax basis and an income tax adjustment.


Corporate and Other                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995*  1996        1995*
                            ------------------   ----------------
Reported Corporate and
  Other                     $(76)          (90)   413        (174)
Less special items            (1)           (9)   555         (10)
- -----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(75)          (81)  (142)       (164)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $(32)          (31)   (60)        (59)
Net interest                 (36)          (43)   (72)        (87)
Preferred dividend
  requirements               (10)           (8)   (18)        (16)
Other                          3             1      8          (2)
- -----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(75)          (81)  (142)       (164)
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.

Corporate general and administrative expenses changed only slightly in both the second quarter and first six months of 1996, compared with the corresponding periods in 1995. While salary expenses, a significant component of Corporate general and administrative expenses, were lower in 1996, costs retained at Corporate and not allocated to operating segments were higher, resulting in only a small change in Corporate expenses compared with a year ago.

Net interest represents interest income and expense, net of capitalized interest. Net interest was lower in both the second quarter and first six months of 1996 due to lower interest expense on tax contingencies resulting from the favorable resolution of the Kenai LNG tax case.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital I trust.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other benefited from improved results from the company's captive insurance subsidiary, along with lower tax accruals not directly associated with the operating segments.

Special items in 1996 included an after-tax gain of $565 million related to the favorable settlement of the company's Kenai LNG tax case. Special items in the second quarter of 1995 included property impairments on an after-tax basis of $7 million.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                         Millions of Dollars
                                    -----------------------------
                                         At           At       At
                                    June 30  December 31  June 30
                                       1996         1995     1995
                                     ----------------------------
Current ratio                           1.2           .9      1.0
Long-term debt                       $2,954        3,097    2,977
Preferred stock of subsidiary        $  345          345      345
Company-obligated mandatorily
  redeemable preferred securities    $  300            -        -
Common stockholders' equity          $3,982        3,188    3,092
Percent of long-term debt
  to capital*                            39%          47       46
Percent of floating-rate debt
  to total debt                          19%          22       20
- -----------------------------------------------------------------
*Capital includes long-term debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations increased slightly for the six-month period ended June 30, 1996, compared with the same period in 1995. A net operating income increase of $132 million coupled with a cash refund from the Internal Revenue Service (IRS) of $209 million, due to the favorable resolution of the Kenai LNG tax case, were mostly offset by a $240 million decrease in the aggregate balance of account receivables sold and a $43 million contribution to the company's pension funds. Improved operating results and the Kenai LNG settlement have strengthened the company's equity base, dropping the percentage of long-term debt to capital to its lowest level since 1984.

During the first quarter, the company filed with the Securities and Exchange Commission a shelf registration for $750 million of trust preferred securities and subordinated debt securities.
This shelf registration became effective in May 1996. In a related transaction, the company formed four new statutory business trusts, for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of Phillips subordinated debt securities. Phillips owns all of the common stock of the trusts.

During the second quarter, the Phillips 66 Capital I (Trust) completed a $300 million underwritten public offering of 8.24% Trust Originated Preferred Securities (Preferred Securities). The sole asset of the Trust is $309 million of the company's 8.24% Junior Subordinated Deferrable Interest Securities due 2036, purchased from Phillips by the Trust. Phillips fully and unconditionally guarantees the Trust's obligations under the Preferred Securities.

During the second quarter of 1996, the company received
$115 million from institutional investors in exchange for a variable interest in the net proceeds from production of certain coal-seam gas properties.

The company recently negotiated a master leasing arrangement under which it will finance the construction and acquisition of service stations throughout the Midwest, Southwest, West and Southeast. An initial $50 million of service stations is expected to be financed under the arrangement over the next year, after which the company may expand the arrangement to $300 million. The term of the lease payments is seven years with a fair market value purchase option at the end of that period, and includes certain guaranteed residual values if the company does not exercise the purchase option. Individual leases under the arrangement are expected to qualify for operating lease accounting treatment.

On July 8, 1996, Phillips' Board of Directors approved an increase in the company's quarterly common stock dividend rate, raising the quarterly per share dividend to $.32, a 5 percent increase, effective August 30, 1996. This is the second dividend rate increase in two years.

During the second quarter of 1996, Standard and Poor's upgraded the rating of Phillips' long-term public debt from BBB to A-, an increase of two levels. This is the first time the company's public debt has been rated this high since 1985. The new rating resulted in reductions in the company's cost of debt. In addition, Phillips' stock will now be available to some pension funds, mutual funds and others that invest only in companies rated A- or higher.

Capital Expenditures and Investments

                              Millions of Dollars
              ----------------------------------------------------
                              Three Months Ended  Six Months Ended
                                   June 30             June 30
                              ------------------  ----------------
              Estimated 1996  1996          1995  1996        1995
              --------------  ------------------  ----------------

E&P               $1,029       275           176   476         323
GPM                   80        16            43    29          72
RM&T                 204        39            36    91          58
Chemicals            240        44            34    88          76
Corporate
  and Other           67        17            12    23          20
- ------------------------------------------------------------------
                  $1,620       391           301   707         549
==================================================================

United States     $  839       170           191   344         343
Foreign              781       221           110   363         206
- ------------------------------------------------------------------
                  $1,620       391           301   707         549
==================================================================


The company's improved operating results and the Kenai LNG tax settlement have enhanced Phillips' financial flexibility. As a result, in April the company announced a 16 percent increase in its 1996 capital budget, from $1.4 billion to $1.62 billion. The boost in spending plans is 11 percent above actual 1995 expenditures, and reaches its highest level since the mid-1980s.

The E&P capital spending program received the largest increase-- from $855 million to $1.029 billion. During the second quarter, Phillips acquired a subsidiary of Parker and Parsley Petroleum Company, which held a 22.5 percent interest in permit 91-13 that contains part of the Bayu-Undan field, offshore Australia and Indonesia in the Timor Sea. Phillips and its co-venturers discovered the field early in 1995. With this acquisition, Phillips' stake in permit 91-13 increased to 60 percent from
37.5 percent.

Phillips and its co-venturers are evaluating plans to develop the Bayu-Undan field, including plans to construct an onshore liquefied natural gas processing facility, using Phillips' proprietary technology to liquefy the natural gas. Following a second successful well early in 1996, the drilling of a third appraisal well, which began in March, encountered a thin productive section of hydrocarbons on the eastern flank of the field. The well was plugged and abandoned without testing. In July, a fourth appraisal well tested at 14 million cubic feet of gas per day and 530 barrels of condensate per day. The company plans to drill a fifth well in the fourth quarter of 1996.

Capital spending plans for RM&T increased to $204 million from $175 million, with 58 percent and 42 percent allocated to refining and marketing, respectively. Marketing's proposed spending plans for 1996 reflect an increase of more than three times what was spent in 1995. While capital spending for refining modernization projects continues, the increase accelerates plans to expand the number of company-operated retail outlets in the United States from 300 to 500 over the next several years. The company is utilizing a recently negotiated master leasing program to partially support this planned retail marketing expansion.

The company began its planned expansion of retail marketing during the first quarter of 1996. During the first six months of 1996, the company purchased 24 retail outlets, the majority of which are in Albuquerque, New Mexico, and the Salt Lake City, Utah, region. In second quarter, construction began on four new stations and four that will be razed and rebuilt using the company's new larger Kicks service station-convenience store design. In the third quarter, construction is scheduled to begin on 15 new outlets, and four existing stations will be razed and rebuilt.

Spending plans for Chemicals and GPM are unchanged at $240 million and $80 million, respectively.

Phillips owns a 50 percent interest in Sweeny Olefins Limited Partnership (SOLP), which owns and operates a 1.5 billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery. Late in 1995, First Olefins Limited Partnership
(FOLP), a general partner of SOLP, filed suit in Delaware against the company and its subsidiary, American Olefins, Inc., the managing general partner of SOLP, seeking an injunction to halt construction on a debottlenecking project at SOLP. The trial court denied FOLP's application by opinion dated March 1, 1996. On April 2, 1996, the Delaware Supreme Court denied FOLP's application for interlocutory appeal, thus effectively foreclosing the effort to halt construction, which continues as scheduled.

Funds for the 1996 capital budget will be provided by cash generated from continuing operations, and from financing.


J-Block Update

The gas reserves in blocks 30/7a and 30/12a (J-Block) offshore the United Kingdom are dedicated to a single gas purchaser, Enron Europe Limited (EEL). EEL has advised that its present estimate of future total daily nominations for delivery is zero through September 1997.

The J-Block owners are currently installing gas injection facilities, which will allow for the production of liquids while the natural gas production is reinjected for later delivery. The
U.K. government has approved these plans and reinjection is planned to commence in April 1997.

The J-Block owners also own the rights to the reserves in a block (block 30/6b) immediately adjacent to J-Block, which are in communication with J-Block reserves but not dedicated under the above contracts. The J-Block owners are continuing to investigate transportation, processing and sales of natural gas from the adjoining block to enable start-up of liquids production prior to completion of gas injection facilities. In order to maximize the value of its J-Block infrastructure, the company has also initiated an active drilling program to explore and appraise the reserves in blocks 30/2c and 30/13.

On March 29, 1996, the J-Block owners filed legal proceedings in the English High Court in London seeking a declaration that EEL as buyer under the J-Block gas sales agreements cannot refuse to agree to a commissioning date for the J-Block facilities on the basis of a decline in natural gas prices in the United Kingdom, and cannot thereby delay commencement of its take-or-pay obligations under the sales agreements. On May 8, 1996, the English High Court ruled in favor of the J-Block owners, finding that EEL could not refuse by virtue of the decline in natural gas prices to agree to commissioning of the J-Block facilities.
Enron has appealed that judgment. However, following the ruling on May 8, the J-Block owners asked the Court for additional relief in the form of damages to be awarded against EEL, asserting EEL's breach of the gas sales agreements.

Soon after the J-Block owners filed their commissioning-date lawsuit in London, Enron Corp., EEL, and Teesside Gas Transportation Limited (TGTL), a wholly owned subsidiary of EEL, filed a lawsuit in district court in Harris County, Texas. Enron has asserted that the Capacity Reservation and Transportation Agreement (CRTA) between TGTL and the owners of the Central Area Transmission System (CATS), a gas pipeline in the U.K. sector of the North Sea, has terminated as a result of breaches of the agreement by the CATS owners. It further asserts that the J-Block transportation agreements between TGTL and the J-Block owners, and the J-Block gas sales agreements have likewise terminated, and that Enron Corp. is discharged from its guarantee obligations under those agreements. On June 26, 1996, the English High Court granted Phillips and the other J-Block owners injunctions prohibiting the Enron companies from proceeding with their Texas lawsuit. The Court concluded that Enron's lawsuit in Texas raised issues that should have properly been raised in the English Court or were essentially the same as issues already in litigation in the English Court. Enron has appealed this judgment. However, the U.S. District Court sitting in Houston has recognized the English High Court injunction and administratively closed Enron's Texas case.

Further developments in this litigation are anticipated, and the course of events and range of possible outcomes cannot be predicted at this time. The company intends to vigorously assert its interests in each of the pending matters.

The J-Block production, processing and transportation facilities, located in block 30/7a of the U.K. North Sea, were completed on schedule and below budget in mid-February and are available for production and delivery of gas. The J-Block and block 30/6b are operated by Phillips Petroleum Company United Kingdom Limited, which has 36.5 percent interest. The company owns 32.5 percent and 35 percent interest in blocks 30/2c and 30/13, respectively.


Contingencies

Legal and Tax Matters

The company has a number of issues outstanding with the IRS related to tax years 1979 through 1992 that can proceed toward final settlement as a result of resolving the Kenai LNG tax case. Although it is too early to determine the final financial effects of resolving these years, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position. While total resolution may require a number of years, the earliest years are expected to be resolved in the near term.

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

At year-end 1995, Phillips reported 48 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, one of these sites was resolved through a consent decree. Two sites were added during the six-month period. Of the 49 sites remaining at June 30, 1996, the company believes it has a legal defense or its records indicate no involvement for 12 sites. At 6 other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At 14 sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 17 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At June 30, 1996, accruals of $9 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $92 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $8 million for other environmental contingent liabilities, for total environmental accruals of $109 million. No one site represents more than 10 percent of the total.

After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries. However, where applicable, probable insurance recoveries and state reimbursements have been accrued as receivables. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.


OUTLOOK

The company's worldwide drilling program continues with projects in the Norwegian and Danish sectors of the North Sea, and the Bozhong block, located in China's Bohai Bay. In June, the company began drilling the first exploration well on the
2.3 million acre Bozhong block, in which the company holds a 100 percent interest. In early 1996, the company was awarded operatorship and a 30 percent interest in four blocks in the Norwegian sector of the North Sea east of the Troll field, and a 20 percent non-operating interest in a block near the Norne field. Drilling on 32/4-1 block east of the Troll field is scheduled to begin in October. In the Danish sector of the North Sea, drilling of a second well (Siri 2) is scheduled to begin during the third quarter of 1996. This appraisal well follows the successful exploratory Siri 1 well, which tested at 5,800 gross barrels of oil per day, late in 1995. An exploratory well of an adjacent structure will also be drilled during late 1996.

In April, the company successfully tested the 30/7a-P12 (Jocelyn) well through the Judy subsea template in J-Block. The well tested at a rate of 20 million cubic feet of gas per day and 3,800 barrels of condensate per day.

In June, the company signed an exploration/production-sharing agreement with the Sultanate of Oman. The contract area covers
4.5 million acres in southern Oman, and is adjacent to the borders of Saudi Arabia and Yemen. Phillips plans to commence field operations immediately, beginning with an aeromagnetic survey, scheduled for completion by year-end, followed by collection of seismic data early in 1997. The company has committed to drill five wells over the nine-year exploratory phase of the agreement.

Discussions are continuing with Phillips' co-venturer in the Sunfish prospect regarding the transfer of the co-venturer's interests in the South Cook Inlet to the company. The next appraisal well is included in the 1996 exploration capital budget. If agreement with the co-venturer is not reached in the near term, it will not be feasible to spud this well during the 1996 drilling season in the South Cook Inlet.

Oil production from the Point Arguello field, offshore California, declined to approximately 7,900 net barrels per day during the second quarter, which was lower than previous forecasts, compared to approximately 9,600 during the first quarter. This is attributed to increasing water production and maintenance related downtime. Work will commence during the second half of the year to perform well plugbacks and sidetracks and a hydraulic fracture stimulation project to assist in mitigating the production decline. In addition, Phillips and the majority of its co-venturers are pursuing with the Minerals Management Service the unitization of the Point Arguello field, which, if successful, will result in a reduction in operating expense and extension of the economic field life.

The company's proprietary liquefied natural gas (LNG) technology has been selected by Atlantic LNG Company of Trinidad and Tobago for a new LNG complex in Trinidad. Phillips' process is designed to allow economic development of both small and large gas discoveries. Phillips continues to pursue the licensing of this technology to others.

Phillips also plans to pursue licensing opportunities of a new technology, Reduced Volatility Alkylation Process (ReVAP). This technology, jointly developed with Mobil Oil Corp., should provide a safer work environment by significantly reducing the amount of airborne hydrogen fluoride emissions in the event of an accidental release. The company plans to install and demonstrate ReVAP at its Woods Cross refinery in Utah. Installation on Woods Cross refinery's existing hydrogen fluoride alkylation unit will be ReVAP's first commercial application, and is expected to be completed by year-end 1996.

The investigation of gasoline pricing reported in the company's report on Form 10-Q for the quarter ended March 31, 1996, remains ongoing. However, the company has responded to the inquiries made of it and does not believe that the ongoing investigation will have any impact on it.

Previously idled assets are being upgraded at the company's
Sweeny, Texas, facility to increase ethylene production by 400 million pounds per year. The assets are now expected to be restarted and producing in the first quarter of 1997.

A debottlenecking project is scheduled to begin in November 1996, at the company's Ryton facility in Borger, Texas. The project should increase Ryton capacity by 40 percent, an increase from 7,000 to 9,800 metric tons per year, and is scheduled for completion by year-end 1997. Ryton, a heat- and chemical-resistant engineering plastic, is used in under-the-hood automotive parts and fiber applications.

The company plans to expand its polyethylene pipe business in the Northeast. Phillips has a long-term agreement to lease a plant being built in Hagerstown, Maryland. Construction began in July 1996, and the company anticipates first production around mid-1997.

The company has reached tentative agreement with the Tennessee Valley Authority (TVA) and CRSS Tractebel to develop an electrical power plant to be located in Mississippi. TVA would be the sole customer for the electricity, and the plant will be fueled by Phillips' lignite coal reserves located near Ackerman, Mississippi. Phillips is considering formation of a joint venture for developing the lignite mine, and has an option to take up to a 50 percent interest in the power plant.

Late in July, GPM Gas Corporation, a wholly owned subsidiary of the company, signed a purchase agreement with Amoco Production Company to acquire approximately 630 miles of gathering pipeline and Amoco's interest in the North Cowden plant, which are located in the Permian Basin of West Texas. The gathering facilities currently gather approximately 40 million cubic feet of gas per day from about 420 meter stations. The company plans to integrate the gathering facilities into its existing gathering facilities and shut down the plant. The acquisition is subject to Hart-Scott-Rodino review. Pending government approval, closing is expected in fourth quarter 1996. Payment will be made upon the latter of closing or January 3, 1997.

On June 11, 1996, Phillips and Conoco Inc., a subsidiary of E. I.
du Pont de Nemours and Company, announced that they had terminated all discussions regarding the possibility of combining the company's and Conoco's U.S. refining, marketing and transportation operations.

                  PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 13, 1996. A brief description of each proposal and the voting results follow:

  A company proposal to elect thirteen directors.

                                  For         Against & Withheld
                              ----------------------------------
  W. W. Allen                 244,032,946             10,272,243
  Norman R. Augustine         246,441,447              7,863,742
  George B. Beitzel           244,662,942              9,642,247
  David L. Boren              245,306,294              8,998,895
  C. L. Bowerman              245,321,751              8,983,438
  Robert E. Chappell, Jr.     246,074,880              8,230,309
  Lawrence S. Eagleburger     244,987,181              9,318,008
  James B. Edwards            245,800,253              8,504,936
  Larry D. Horner             245,912,369              8,392,820
  J. J. Mulva                 242,681,424             11,623,765
  Randall L. Tobias           245,954,377              8,350,812
  Victoria J. Tschinkel       245,181,624              9,123,565
  Kathryn C. Turner           245,210,363              9,094,826

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 1996.

                  For         246,387,553
              Against           5,174,772
          Abstentions           2,742,864
            Not Voted          51,290,775

All thirteen directors were elected, and the independent public accountants proposed by the company were approved.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

12  Computation of Ratio of Earnings to Fixed Charges

27  Financial Data Schedule

Reports on Form 8-K
- -------------------

During the three months ended June 30, 1996, the company did not file any reports on Form 8-K.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHILLIPS PETROLEUM COMPANY



                                      /s/ L. F. Francis
                                   --------------------------
                                          L. F. Francis
                                           Controller
                                   (Chief Accounting and Duly
                                      Authorized Officer)

August 9, 1996