Form 10-Q
period 1996-09-30
PHILLIPS PETROLEUM CO
filed 1996-11-13
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               ----------------------------------------------
                                OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------
Commission file number               1-720
                       ------------------------------------------------------


                    PHILLIPS PETROLEUM COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                            73-0400345
-------------------------------                            ------------------
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

The registrant had 263,182,947 shares of common stock, $1.25 par value, outstanding at October 31, 1996.

                     PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                    ---------------------------------
                                      1996     1995     1996     1995
                                    ---------------------------------
Revenues
Sales and other operating revenues $3,852 3,369 11,384 10,047 Equity in earnings of affiliated
  companies                             22       38       42      106
Other revenues                          23        8       48       22
---------------------------------------------------------------------
    Total Revenues                   3,897    3,415   11,474   10,175
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,429    2,083    7,171    6,149
Production and operating expenses      514      527    1,526    1,589
Exploration expenses                    46       49      159      138
Selling, general and
  administrative expenses              132      142      393      363
Depreciation, depletion and
  amortization                         205      190      633      682
Taxes other than income taxes           69       62      201      201
Interest expense                        53       63      171      199
Preferred dividend requirements
  of subsidiary and capital trust       14        8       32       24
---------------------------------------------------------------------
    Total Costs and Expenses         3,462    3,124   10,286    9,345
---------------------------------------------------------------------
Income before income taxes and
  interest effects of tax
  settlement                           435      291    1,188      830
Interest effects of Kenai LNG tax
  settlement                             -        -      571        -
---------------------------------------------------------------------
Income before income taxes             435      291    1,759      830
Provision for income taxes             248      155      656      470
---------------------------------------------------------------------
Net Income                          $  187      136    1,103      360
=====================================================================

Per Share of Common Stock
Net Income                          $  .71      .52     4.20     1.37
Dividends Paid                      $  .32     .305      .93      .89
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)                   263,180  262,154  262,814  261,954
---------------------------------------------------------------------
See Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Balance Sheet              Phillips Petroleum Company


                                            Millions of Dollars
                                         -------------------------
                                         September 30  December 31
                                                 1996         1995
                                         -------------------------
Assets
Cash and cash equivalents                     $   346           67
Accounts and notes receivable (less
  allowances: 1996--$20; 1995--$15)             1,701        1,522
Inventories                                       504          505
Deferred income taxes                             133          229
Prepaid expenses and other current assets          80           86
------------------------------------------------------------------
    Total Current Assets                        2,764        2,409
Investments and long-term receivables           1,087          841
Properties, plants and equipment (net)          8,849        8,493
Deferred income taxes                              88          121
Deferred charges                                  141          114
------------------------------------------------------------------
Total                                         $12,929       11,978
==================================================================

Liabilities
Accounts payable                              $ 1,481        1,494
Long-term debt due within one year                 30           19
Accrued income and other taxes                    629          922
Other accruals                                    359          380
------------------------------------------------------------------
    Total Current Liabilities                   2,499        2,815
Long-term debt                                  2,855        3,097
Accrued dismantlement, removal and
  environmental costs                             697          657
Deferred income taxes                           1,014          948
Employee benefit obligations                      398          400
Other liabilities and deferred credits            714          522
------------------------------------------------------------------
Total Liabilities                               8,177        8,439
------------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                              350          351
------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips Capital Trust                       300            -
------------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                   383          383
      Capital in excess of par                  1,993        1,966
    Treasury stock (at cost:
      1996--13,917,501 shares;
      1995--15,047,246 shares)                   (761)        (827)
    Compensation and Benefits Trust (CBT)
      (at cost: 29,200,000 shares)               (989)        (989)
Foreign currency translation adjustments           31           39
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                (387)        (414)
Retained earnings                               3,832        3,030
------------------------------------------------------------------
Total Stockholders' Equity                      4,102        3,188
------------------------------------------------------------------
Total                                         $12,929       11,978
==================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                  September 30
                                              -------------------
                                                1996         1995
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $1,103          360
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                             633          682
      Dry hole costs and leasehold
        impairment                                63           44
      Deferred taxes                             138          (10)
      Tax settlement receivable                 (176)           -
      Other                                      (30)         (66)
    Working capital adjustments
      Increase (decrease) in aggregate
        balance of accounts receivable sold     (200)         115
      Decrease (increase) in other accounts
        and notes receivable                      11          (51)
      Increase in inventories                     (2)         (55)
      Decrease in prepaid expenses and
        other current assets                       7           27
      Decrease in accounts payable                (6)         (53)
      Increase (decrease) in taxes and
        other accruals                          (114)         286
-----------------------------------------------------------------
Net Cash Provided by Operating Activities      1,427        1,279
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                    (1,060)        (880)
Proceeds from asset dispositions                  84           45
Long-term advances to affiliates and
  other investments                              (58)          (6)
-----------------------------------------------------------------
Net Cash Used for Investing Activities        (1,034)        (841)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                 465          327
Repayment of debt                               (704)        (547)
Issuance of company stock                         21            7
Issuance of company-obligated mandatorily
  redeemable preferred securities                300            -
Dividends paid                                  (244)        (233)
Other                                             48          (42)
-----------------------------------------------------------------
Net Cash Used for Financing Activities          (114)        (488)
-----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                    279          (50)
Balance at beginning of period                    67          193
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  346          143
=================================================================
See Notes to Financial Statements.

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


Note 2--Accounting Change

Effective January 1, 1996, the company made certain changes in the estimated useful lives of its major domestic downstream facilities. This change increased third quarter and the first nine months of 1996 net income by $5 million, $.02 per share, and $15 million, $.06 per share, respectively. Also, effective January 1, 1996, the company changed its method of accounting for the depreciation of its Gas Gathering, Processing and Marketing segment's natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. This change was made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice. As a result of the change, net income for the three- and nine-month periods ended September 30, 1996, was $5 million and $13 million higher, or $.02 and $.05 per share, respectively. The estimated cumulative effect of the change was not material. The effect of these changes was substantially offset by increased depreciation expense as a result of asset acquisitions and capital additions.

Note 3--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1996         1995
                                        -------------------------

Crude oil and petroleum products             $   195          173
Chemical products                                231          245
Materials, supplies and other                     78           87
-----------------------------------------------------------------
                                             $   504          505
=================================================================


Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1996         1995
                                        -------------------------
Properties, plants and equipment
  (at cost)                                  $19,847       19,088
Less accumulated depreciation,
  depletion and amortization                  10,998       10,595
-----------------------------------------------------------------
                                             $ 8,849        8,493
=================================================================


Note 5--Impairments

Point Arguello Field - Due to declining production and an updated production forecast for the Point Arguello field offshore California, an impairment of $45 million after-tax was taken in the first quarter of 1996, reducing the net book value to the estimated fair market value. The fair market value of this Exploration and Production (E&P) asset was determined using the present value of expected future cash flows, resulting in a before-tax charge of $51 million to depreciation, depletion and amortization expense, and a $19 million reduction in equity in earnings of affiliated companies.

Certain Canadian Properties - Due to a weaker gas price outlook in Canada and disappointing drilling and production results on certain Canadian properties, the company initiated and completed a review of future cash flows from its Canadian properties during third quarter 1996, resulting in an impairment charge of $25 million to reduce the net book value of certain properties to estimated fair market value. The fair market value of these E&P assets was determined using the present value of expected future cash flows which resulted in a charge of $25 million to depreciation, depletion and amortization expense. There was no tax impact due to available Canadian net operating loss carryforwards that are not expected to be fully utilized.


Note 6--Debt

The company has a $1.1 billion revolving bank credit facility, and a $250 million commercial paper program that is supported by a portion of the company's revolving credit line equal to 100 percent of the commercial paper outstanding. No amounts were outstanding under the revolving bank credit facility or the commercial paper program at September 30, 1996.

Effective November 1, 1996, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, reduced its revolving credit facility from $500 million to $300 million. No amounts were outstanding under this facility at September 30, 1996.


Note 7--Kenai LNG Tax Settlement

On February 26, 1996, the U.S. Tax Court's previous decisions related to the company's sales of liquefied natural gas (LNG) from its Kenai, Alaska, facility to Japan, became final. The Tax Court's decisions supported the company's position that more than 50 percent of the income for years 1975 through 1978 was from a foreign source. The favorable resolution of this issue increased net income for the nine-month period ended September 30, 1996, by $565 million.


Note 8--Income Taxes

The company's effective tax rates for the three- and nine-month periods ended September 30, 1996, were 57 and 37 percent, respectively, compared with 53 and 57 percent for each of the same periods a year ago. The increase for the three-month period was due mainly to the mix of income in the various taxing jurisdictions. The decrease in the rate for the nine-month period was due mainly to the favorable resolution of the Kenai LNG tax case, discussed in Note 7. Excluding the Kenai settlement, the effective tax rate for the nine-month period ended September 30, 1996, would have been 55 percent. The remaining decrease is due mainly to the utilization of foreign tax credits against current period Kenai LNG earnings.

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

Note 11--Cash Flow Information

Cash payments and non-cash investing and financing activities for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1996           1995
                                              -------------------
Cash payments
Interest
  Debt                                        $173            164
  Taxes and other                               26             16
-----------------------------------------------------------------
                                              $199            180
=================================================================

Income taxes                                  $482            293
-----------------------------------------------------------------

Non-Cash Financing Activities
Common stock awards issued under
  incentive compensation plans                $  4              6
Issuance of promissory note to purchase
  service stations                               7              -
-----------------------------------------------------------------

-----------------------------------------------------------------
Management's Discussion and Analysis   Phillips Petroleum Company


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and nine-month periods ending September 30, 1996, are based on a comparison with the corresponding periods in 1995.

A summary of the company's net income, by business segment and consolidated, follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995    1996       1995
                            ------------------  -----------------
Exploration and Production
  (E&P)                      141            79     378        254
Gas Gathering, Processing
  and Marketing (GPM)         31             2*     88         10*
Refining, Marketing and
  Transportation (RM&T)       38            31      94         38
Chemicals                     56           118     209        326
Corporate and Other          (79)          (94)*   334       (268)*
-----------------------------------------------------------------
Net Income                  $187           136   1,103        360
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.


Consolidated Results

Earnings included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995   1996        1995
                            ------------------  -----------------

Property impairments        $(25)           (1)   (70)        (50)
Kenai LNG tax settlement       -             -    565           -
Net gains on asset sales       9             -     14           -
Work force reduction
  charges                      1            (5)     -         (18)
Foreign currency gains
  (losses)                     2            (2)     2          (1)
Pending claims and
  settlements                (13)          (11)   (42)        (11)
Other items                    5             4     (5)        (10)
-----------------------------------------------------------------
Total special items         $(21)          (15)   464         (90)
=================================================================

Excluding the special items above, net operating income was $208 million for the three-month period ended September 30, 1996, compared with $151 million for the corresponding period in 1995. For the nine-month period ended September 30, 1996, net operating income was $639 million, compared with $450 million for the corresponding nine-month period a year ago. The 38 percent improvement in the results for the third quarter is attributable to substantially improved operating income from E&P and GPM. The strong results from these businesses were driven by higher crude oil, natural gas and natural gas liquids sales prices. Lower motor fuel margins contributed to lower earnings in the RM&T segment in the quarter, while lower ethylene and paraxylene margins resulted in substantially lower earnings in the chemicals segment, compared with last year's strong results.

For the year-to-date period, net operating income increased 42 percent. Results by segment generally tracked the third quarter, with the exception of RM&T, where higher distillates margins in the nine-month period led to net operating income levels of more than double that of a year ago.

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
Phillips at a Glance         1996         1995   1996        1995
                            ------------------  -----------------

U.S. crude oil
  production (MBD)             68           77     70          80
Worldwide crude oil
  production (MBD)            213          214    218         220
U.S. natural gas
  production (MMCFD)        1,129        1,068  1,132       1,076
Worldwide natural gas
  production (MMCFD)        1,471        1,413  1,538       1,489
Worldwide natural gas
  liquids production (MBD)    166          164    162         161
Liquefied natural gas
  sales (MMCFD)               144          146    130         125
Refinery utilization
  rate (%)                    100           99     94          96
U.S. automotive gasoline
  sales (MBD)                 349          352    339         332
U.S. distillates
  sales (MBD)                 135          125    135         131
Worldwide petroleum
  products sales (MBD)        685          688    688         692
Natural gas liquids
  processed (MBD)             202          202    202         202
Ethylene production
  (MMlbs)*                    549          630  1,862       1,889
Polyethylene
  production (MMlbs)*         529          450  1,546       1,364
Polypropylene production
  (MMlbs)*                     90          109    232         328
Paraxylene production
  (MMlbs)                     129          140    455         398
-----------------------------------------------------------------
*Includes equity in affiliates.


Income Statement Analysis

Sales and other operating revenues increased 14 percent and 13 percent for the third quarter and nine-month period, respectively, as a result of higher crude oil, petroleum products and natural gas prices. These same factors also contributed to 17 percent higher purchase costs in both periods.

Equity earnings of affiliated companies declined 42 percent and 60 percent in the third quarter and first nine months, respectively. Lower earnings from the company's equity interest in Sweeny Olefins Limited Partnership, due to lower ethylene margins, reduced both periods. In addition, equity earnings for the nine-month period were lower due to a first-quarter 1996 impairment on certain equity companies related to the Point Arguello field, offshore California. Higher net gains from assets sales and higher interest income resulted in increased other revenues for both the third quarter and nine-month period.

Controllable costs, composed primarily of production and operating expenses and selling, general and administrative expenses, both adjusted for special items, were about the same as a year ago in both the quarter and year-to-date period. Lower costs from the company's Norway E&P operations and the GPM segment were offset by higher fuel costs and costs associated with company growth-related projects.

Exploration expenses decreased 6 percent in the third quarter and increased 15 percent in the nine-month period. Higher dry hole charges in the first quarter of 1996, mainly due to the Alexandrite subsalt exploratory well in the Gulf of Mexico and an exploratory well in Algeria, contributed to the higher nine-month period expenses.

Depreciation, depletion and amortization (DD&A) was 5 percent lower in both the third quarter and nine-month period, after adjusting for property impairments. Primarily responsible for the decrease were lower DD&A from RM&T and Chemicals, due to new depreciation rates, and from GPM, due to an accounting method change, both of which became effective January 1, 1996. Also, Norway E&P DD&A was lower, mainly due to upward revisions to recoverable reserves at year-end 1995. The effect of these changes was partially offset by asset acquisitions and capital additions.

Taxes other than income taxes were 11 percent higher in the third quarter, primarily as a result of a Nigerian education tax assessment.

Interest expense was 16 percent and 14 percent lower in the quarter and nine-month period, respectively, mainly as a result of lower interest expense on tax contingencies, due to the favorable resolution of the Kenai LNG tax case.

Segment Results

E&P                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                                September 30       September 30
                            ------------------  -----------------
                              1996        1995    1996       1995
                            ------------------  -----------------
Reported net income           $141          79     378        254
Less special items             (21)         (3)    (85)       (59)
-----------------------------------------------------------------
Net operating income          $162          82     463        313
=================================================================


Average Sales Prices
Crude oil (per barrel)
    United States           $19.21       14.50   18.12      15.13
    Foreign                  21.13       16.24   19.93      17.21
    Worldwide                20.54       15.64   19.36      16.48
Natural gas--lease (per
  thousand cubic feet)
    United States             1.91        1.28    1.88       1.32
    Foreign                   2.54        2.53    2.49       2.48
    Worldwide                 2.10        1.70    2.08       1.75
-----------------------------------------------------------------


Worldwide Exploration
  Expenses
Geological and geophysical     $32          32      90         90
Leasehold impairment             6           8      20         24
Dry holes                        6           7      43         20
Lease rentals                    2           2       6          4
-----------------------------------------------------------------
                               $46          49     159        138
=================================================================


                                  Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 68          77      70         80
  Norway                        96          99      98         98
  United Kingdom                 5           4       6          4
  Nigeria                       25          23      25         23
  China                         14           6      14         10
  Canada                         5           5       5          5
-----------------------------------------------------------------
                               213         214     218        220
=================================================================

Natural Gas Liquids Produced
  United States                  4           6       4          5
  Norway                         7           8       8          9
  Other areas                    3           3       3          2
-----------------------------------------------------------------
                                14          17      15         16
=================================================================

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              1996        1995    1996       1995
                            ------------------  -----------------
                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)             1,129       1,068   1,132      1,076
  Norway*                      242         283     284        303
  United Kingdom*               48           7      69         52
  Canada                        52          55      53         58
-----------------------------------------------------------------
                             1,471       1,413   1,538      1,489
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        144         146     130        125
-----------------------------------------------------------------


E&P's net operating income in the third quarter of 1996 almost doubled over the third quarter of last year. For the first nine months of 1996, net operating income was 48 percent higher than the corresponding period a year ago. Both 1996 periods benefited from higher worldwide crude oil and U.S. natural gas sales prices.

Phillips' average worldwide crude oil sales price rose throughout the third quarter, and averaged $22.07 per barrel in September, its highest level since January 1991. The third quarter average price of $20.54 per barrel was 31 percent higher than the third quarter of 1995, and resulted in marked improvement in E&P's crude oil revenues. Political uncertainties, primarily tension in the Middle East and lowered expectations for a resumption of Iraqi crude oil exports, have resulted in increasing industry crude oil prices over the last several months. Low industry heating oil inventories have increased demand for crude oil as a refinery feedstock, also helping to support the higher crude oil prices.

U.S. E&P                             Millions of Dollars
--------                    -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                             1996         1995    1996       1995
                            ------------------   ----------------
Reported net income          $113           64     256        166
Less special items              2            -     (62)       (37)
-----------------------------------------------------------------
Net operating income         $111           64     318        203
=================================================================


Net operating income increased 73 percent in the company's U.S. E&P operations for the third quarter of 1996, and 57 percent for the first nine months. Higher U.S. natural gas sales prices--49 percent higher for the quarter and 42 percent higher for the year-to-date period--were primarily responsible for the improved results. Natural gas prices benefited from an increase in industry demand and a reduction in natural gas storage levels caused by a cold winter in North America in 1995-1996. Higher summer cooling demand and the replenishment of industry natural gas storage sustained the improved prices in the third quarter, although prices weakened markedly in September. U.S. crude oil lease revenues were higher in the third quarter, as 32 percent higher average sales prices more than offset lower production volumes.

U.S. crude oil production continued to trend downward in the third quarter of 1996, ending with a quarterly average production rate of 68,000 barrels of oil per day, compared with 77,000 barrels per day in the third quarter of 1995. Continuing production declines from the Point Arguello field, offshore California, field declines in the Gulf of Mexico and Prudhoe Bay, and the effect of non-strategic property dispositions have resulted in the production declines.

U.S. natural gas production was 6 percent higher in the third quarter and 5 percent higher in the first nine months of 1996, compared with the corresponding periods last year. For both periods, the increase is attributable to new production from the Seastar (Garden Banks Blocks 70/71) field in the Gulf of Mexico, which came online in mid-year 1995; increases from property acquisitions in south Louisiana; higher production from the San Juan Basin; new wells onshore Gulf Coast; partially offset by lower production from the South Marsh Island Blocks 146/147 field, Gulf of Mexico.

Special items in the third quarter included asset sale gains of $4 million after-tax, partially offset by contingency accruals. In addition, the first nine months of 1996 included an after-tax charge of $45 million for the impairment of the Point Arguello field and associated facilities. During the third quarter of 1995, a decline in production was experienced from the Point Arguello field, related to increasing water production from the reservoir and the deferral of certain projects. Subsequent well workovers and other measures improved production during the fourth quarter of 1995, but volumes again declined during the first quarter of 1996, as increasing water encroachment continued to adversely affect production. Based upon new production data, experience gained from well workover activity, and technical reviews with the operator, a new production forecast was made.
As a result, an impairment was taken in the first quarter of 1996, reducing the net book value to the estimated fair market value. Also included in special items in the first nine months of 1996 were various contingency accruals, the most significant of which relates to an unfavorable court judgment regarding producing properties in Alabama. Special items in the nine-month period of 1995 represented property impairments on an after-tax basis of $33 million, as a result of the adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as work force reduction charges.


Foreign E&P                          Millions of Dollars
-----------                 -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995   1996        1995
                            ------------------  -----------------

Reported net income         $ 28            15   122           88
Less special items           (23)           (3)  (23)         (22)
-----------------------------------------------------------------
Net operating income        $ 51            18   145          110
=================================================================


Net operating income from the company's foreign E&P operations increased $33 million in the third quarter of 1996, compared with the third quarter of 1995, primarily due to higher crude oil sales prices and volumes. For the nine-month period, net operating income increased 32 percent, again, primarily on the strength of higher crude oil sales prices and volumes.

Foreign crude oil production was up 6 percent in the third quarter and nine-month period. For the quarter and year-to-date periods, the increases are primarily attributable to offshore China, as a result of new production from the Xijiang 30-2 field, which began producing in October 1995, and the impact of operating disruptions in the third quarter of 1995 on the Xijiang 24-3 field, which caused production to be shut-in for two months. Foreign natural gas production declined slightly for both the quarter and first nine months, as lower demand in Norway was mostly offset by new production and increased demand in the U.K. sector of the North Sea.

Special items in the third quarter and nine-month period of 1996 primarily represented an impairment of certain Canadian proved properties on an after-tax basis of $25 million. Special items in the third quarter of 1995 consisted of a contract settlement. The nine-month period of 1995 also included work force reduction charges, property impairments and a tax contingency accrual.


GPM                                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                                September 30       September 30
                            ------------------  -----------------
                              1996        1995    1996       1995
                            ------------------   ----------------

Reported net income            $31           2*     88         10*
Less special items               1          (2)      3         (2)
-----------------------------------------------------------------
Net operating income           $30           4      85         12
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.


Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 2.04        1.34    2.05       1.41
U.S. natural gas liquids
  (per barrel--
  unfractionated)            14.05        9.66   12.93       9.98
-----------------------------------------------------------------


                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,391       1,261   1,369      1,246
  Phillips                     179         194     179        196
-----------------------------------------------------------------
                             1,570       1,455   1,548      1,442
=================================================================

Raw Gas Throughput           1,930       1,650   1,920      1,619
-----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips           1,001         812     998        836
  Phillips                      72         206      80        181
-----------------------------------------------------------------
                             1,073       1,018   1,078      1,017
=================================================================


                                 Thousands of Barrels Daily
                            -------------------------------------
Natural Gas Liquids Net
  Production
    From Phillips E&P
      leasehold gas             18          19      17         19
    From gas purchased
      outside Phillips         134         128     130        126
-----------------------------------------------------------------
                               152         147     147        145
=================================================================

GPM's net operating income increased $26 million and $73 million for the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995. The improvements were mainly the result of improved margins, due to higher natural gas liquids (NGL) and residue gas sales prices, and higher raw gas throughput volumes. Earnings also benefited from significantly lower operating expenses.

NGL prices have increased primarily as a result of low industry inventories and increased demand for NGL as a petrochemical feedstock. NGL production volumes increased 3 percent in the third quarter, mainly due to higher NGL extractions and operating consistency at the Linam Ranch plant, New Mexico, and acquisitions completed at the end of 1995.

Residue gas sales prices benefited from a cold winter in North America, compared with a mild winter in 1994-1995, impacting both demand for gas and storage levels in the first quarter of 1996. The effect of lower storage levels and higher summer cooling demand resulted in a continuation of the strong residue gas prices through the third quarter of 1996, although prices began to soften in September. The increase in residue gas sales volumes was primarily the result of acquisitions completed at the end of 1995.

Controllable costs were 14 percent and 22 percent lower for the third quarter and first nine months, respectively, reflecting continuous cost improvement efforts, such as technology enhancements, plant modernizations, plant consolidations and reengineering efforts completed in 1995.

Special items in the third quarter represented a favorable adjustment to previously accrued work force reduction charges.
The nine-month period also included a gain on the sale of an NGL plant and gathering system. The special items in 1995 represented work force reduction charges.

RM&T                                 Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995   1996        1995
                            ------------------   ----------------

Reported net income          $38            31     94          38
Less special items             5            (5)     4          (6)
-----------------------------------------------------------------
Net operating income         $33            36     90          44
=================================================================


Average Sales Prices
  (per gallon)
Automotive gasoline--
  wholesale                 $.67           .58    .65         .59
Automotive gasoline--retail  .82           .74    .81         .75
Distillates                  .63           .52    .61         .51
Propane                      .45           .37    .45         .36
-----------------------------------------------------------------


                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
U.S. Refinery Crude Oil
  Capacity                   345           345    345         345
  Refined                    345           340    325         331
  Capacity utilization
    (percent)                100%           99     94          96
-----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline--
        wholesale            296           299    290         288
      Automotive gasoline--
        retail                37            36     37          35
      Aviation fuels          26            29     25          30
      Distillates            135           125    135         131
      Propane                 20            16     24          21
      Other products          14            18     15          19
-----------------------------------------------------------------
                             528           523    526         524
    Foreign                   44            32     46          44
-----------------------------------------------------------------
                             572           555    572         568
=================================================================


RM&T had net operating income of $33 million in the third quarter of 1996, 8 percent lower than $36 million in last year's third quarter. For the first nine months, net operating income was $90 million, up significantly from $44 million reported in the first nine months of 1995. The much improved year-to-date results are attributable primarily to higher distillates margins, and, to a lesser extent, higher motor fuel margins. For the quarter, higher distillates margins and sales volumes were more than offset by lower motor fuel and other product margins and volumes, and higher refinery fuel costs and costs associated with the retail marketing expansion program.

Distillates prices remained about 10 cents per gallon higher than a year ago in the third quarter. Low industry-wide inventories have created a tight supply situation, compared with last year, supporting improved distillates prices. However, crude oil and NGL feedstock costs were higher in both the 1996 third quarter and nine-month period, partially offsetting the benefit of higher average distillates and motor fuel sales prices.

The company's U.S. refineries ran at capacity in the third quarter, averaging 345,000 barrels of crude oil runs daily. For the nine-month period, crude runs were slightly lower than a year ago, due to turnarounds at the Borger and Sweeny, Texas, refineries during the first half of 1996.

Special items in the third quarter of 1996 represented a gain on the sale of the company's retail propane business. Special items in both 1995 periods related to a charge associated with withdrawing from an industry association, as well as work force reduction charges.


Chemicals                            Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995    1996       1995
                            ------------------  -----------------

Reported net income         $ 56           118     209        326
Less special items             -             4      (7)        (4)
-----------------------------------------------------------------
Net operating income        $ 56           114     216        330
=================================================================


                                     Millions of Pounds,
                                     Except as Indicated
                            -------------------------------------
Operating Statistics
Production*
  Ethylene                   549           630   1,862      1,889
  Polyethylene               529           450   1,546      1,364
  Propylene                   81           105     294        324
  Polypropylene               90           109     232        328
  Paraxylene                 129           140     455        398
  Cyclohexane (millions
    of gallons)               41            42     126         89
-----------------------------------------------------------------
*Includes equity in affiliates.

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995    1996       1995
                            ------------------  -----------------
                                  Thousands of Barrels Daily
                            -------------------------------------
U.S. Petroleum Products
  Outside Sales
    Automotive gasoline       16            17      12          9
    Liquefied petroleum gas   63            79      73         77
    Other products            34            37      31         38
-----------------------------------------------------------------
                             113           133     116        124
=================================================================

Natural Gas Liquids
  Processing capacity        250           227     250        227
  Liquids processed          202           202     202        202
-----------------------------------------------------------------


Chemicals net operating income declined substantially in the third quarter and nine-month period from the strong results experienced during 1995, when industry conditions were much more favorable. For the quarter, earnings were down due to lower margins for ethylene and paraxylene, partially offset by higher ethylene and polyethylene sales volumes. For the first nine months, lower margins for ethylene and polyethylene were partially offset by higher sales volumes for these same products.

While ethylene margins were much lower than a year ago, generally tight industry supply kept this market steady through the second and third quarters of 1996, but rising NGL feedstock costs, particularly late in the third quarter, began to cause pressure on margins. Ethylene and propylene production volumes were 13 percent and 23 percent lower in the quarter, respectively, due to debottlenecking work and a major scheduled maintenance turnaround of the olefins unit at Sweeny Olefins Limited Partnership, in which the company owns a 50-percent equity interest. Paraxylene margins continued the decline began in the second quarter of 1996, due to surplus industry capacity and weak demand. Weather-related downtime at the company's Puerto Rico Core facilities resulted in lower paraxylene production, compared with the third quarter of 1995.

Polyethylene industry conditions remained steady through the third quarter, resulting in feedstock margins higher than the second quarter of 1996, but slightly lower than the third quarter last year. The company's facilities operating performance was strong during the third quarter, with 18 percent higher polyethylene production rates than a year ago.

Special items in the first nine months of 1996 represented a tax item related to the Puerto Rico Core operations. Special items in the third quarter of 1995 included a favorable income tax adjustment, partially offset by a contingency accrual. In addition, the nine-month period of 1995 included property impairments.


Corporate and Other                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995*  1996        1995*
                            ------------------  -----------------
Reported Corporate and
  Other                     $(79)          (94)   334        (268)
Less special items            (6)           (9)   549         (19)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(73)          (85)  (215)       (249)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $(31)          (35)   (91)        (94)
Net interest                 (32)          (43)  (104)       (130)
Preferred dividend
  requirements               (12)           (8)   (30)        (24)
Other                          2             1     10          (1)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(73)          (85)  (215)       (249)
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.


Corporate general and administrative expenses were $4 million and $3 million lower in the third quarter and first nine months of 1996, respectively, compared with the corresponding periods in 1995. Both 1996 periods were lower relative to 1995 due to a lump-sum merit salary increase program in the third quarter of 1995.

Net interest represents interest income and expense, net of capitalized interest. Net interest was lower in both the third quarter and first nine months of 1996 due to lower interest expense on tax contingencies resulting from the favorable resolution of the Kenai LNG tax case.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital I trust, which were issued in May 1996.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other benefited from improved results from the company's captive insurance subsidiary, along with lower tax accruals not directly associated with the operating segments.

Special items in the third quarter of 1996 primarily included tax related adjustments and settlements. In addition, the nine-month period of 1996 included an after-tax gain of $565 million related to the favorable settlement of the Kenai LNG tax case. Special items in the third quarter of 1995 included work force reduction charges and a $7 million after-tax contingency accrual. In addition, the first nine months of 1995 also included property impairments.


CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                    Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  1996         1995          1995
                          ---------------------------------------
Current ratio                      1.1           .9            .9
Long-term debt                  $2,855        3,097         2,876
Preferred stock of
  subsidiary                    $  345          345           345
Company-obligated
  mandatorily redeemable
  preferred securities          $  300            -             -
Common stockholders'
  equity                        $4,102        3,188         3,154
Percent of long-term
  debt to capital*                  38%          47            45
Percent of floating-rate
  debt to total debt                16%          22            17
-----------------------------------------------------------------
*Capital includes long-term debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations increased $148 million, a 12 percent increase for the nine-month period ended September 30, 1996, compared with the same period in 1995. A net operating income increase of $189 million, coupled with a cash refund from the Internal Revenue Service (IRS) of $209 million as a result of the favorable resolution of the Kenai LNG tax case, was mostly offset by a $315 million decrease in the aggregate balance of accounts receivable sold. Improved operating results and the Kenai LNG settlement have strengthened the company's equity base, dropping the percentage of long-term debt to capital to its lowest level since 1984.

During the third quarter of 1996, Moody's Investors Service upgraded the rating of Phillips' senior, unsecured debt from Baa1 to A3. This follows a recent Standard and Poor's upgrade of Phillips' long-term public debt from BBB to A-, an increase of two levels. These ratings are the highest since 1985.

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

During the second quarter, Phillips 66 Capital I (Trust) completed a $300 million underwritten public offering of 8.24% Trust Originated Preferred Securities (Preferred Securities). The sole asset of the Trust is $309 million of the company's 8.24% Junior Subordinated Deferrable Interest Securities due 2036, purchased from Phillips by the Trust. Phillips fully and unconditionally guarantees the Trust's obligations under the Preferred Securities.

During the second quarter of 1996, the company received
$115 million from institutional investors in exchange for a variable interest in the net proceeds from production of certain coal-seam gas properties.

The company recently negotiated a master leasing arrangement under which it will lease and supervise the construction of service stations throughout the Midwest, Southwest, West and Southeast. An initial $50 million of service stations is expected to be financed under the arrangement over the next year, after which the company may expand the arrangement to $300 million. The term of the lease payments is seven years with a fair market value purchase option at the end of that period, and includes certain guaranteed residual values if the company does not exercise the purchase option. Individual leases under the arrangement are expected to qualify for operating lease accounting treatment.

Effective November 1, 1996, Phillips Petroleum Company Norway, a wholly owned subsidiary, reduced its revolving credit facility from $500 million to $300 million, lowering commitment fees for having the line of credit available. The company reduced the line of credit, primarily due to lower estimated Ekofisk II redevelopment costs. The total cost of the project was originally estimated at about $3 billion, with Phillips'
35 percent share of the cost being approximately $1 billion. The total cost estimate has been reduced to about $2.5 billion, with Phillips' share now estimated to be $840 million.


Capital Expenditures and Investments

                              Millions of Dollars
              ----------------------------------------------------
                             Three Months Ended  Nine Months Ended
                                September 30        September 30
                             ------------------  -----------------
             Estimated 1996  1996          1995   1996        1995
             --------------  ------------------  -----------------

E&P              $1,029       226           223    702         546
GPM                  80        18            43     47         115
RM&T                204        43            35    134          93
Chemicals           240        48            31    136         107
Corporate
  and Other          67        18            (1)    41          19
------------------------------------------------------------------
                 $1,620       353           331  1,060         880
==================================================================

United States    $  839       188           189    532         532
Foreign             781       165           142    528         348
------------------------------------------------------------------
                 $1,620       353           331  1,060         880
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

The E&P capital spending program received the largest increase-- from $855 million to $1.029 billion. The increase supports the company's worldwide exploration program, development drilling in North America, and the purchase of a subsidiary of Parker and Parsley Petroleum Company, which held a 22.5 percent interest in permit 91-13 that contains part of the Bayu-Undan field, offshore Australia and Indonesia in the Timor Sea.

Capital spending plans for RM&T increased to $204 million from $175 million, with 58 percent and 42 percent allocated to refining and marketing, respectively. Marketing's capital spending plans are over three times that of its actual 1995 expenditures. While capital spending for refining modernization projects continues, the increase accelerates plans to expand the number of company-operated retail outlets in the United States from 300 to 500 over the next several years. The company is utilizing a master leasing program to partially support this planned retail marketing expansion.

The company began its planned expansion of retail marketing during the first quarter of 1996. During the first nine months of 1996, the company purchased 24 retail outlets, the majority of which are in Albuquerque, New Mexico, and the Salt Lake City, Utah, region. In the third quarter, construction began on 12 new stations and five that will be razed and rebuilt using the company's new larger Kicks service station-convenience store design. In the fourth quarter, construction is scheduled to begin on 11 new outlets, and seven existing stations will be razed and rebuilt. Phillips is currently conducting an asset study to evaluate the profitability of certain of its retail outlets to determine, on an individual basis, whether the company will continue to operate, close or sell the outlets.

Spending plans for Chemicals and GPM are unchanged at $240 million and $80 million, respectively.

Phillips owns a 50 percent interest in Sweeny Olefins Limited Partnership (SOLP), which owns and operates an ethylene plant located adjacent to the company's Sweeny, Texas, refinery. Late in 1995, First Olefins Limited Partnership (FOLP), a general partner of SOLP, filed suit in Delaware against the company and its subsidiary, American Olefins, Inc., the managing general partner of SOLP, seeking an injunction to halt construction on a debottlenecking project at SOLP. The trial court denied FOLP's application by opinion dated March 1, 1996. On April 2, 1996, the Delaware Supreme Court denied FOLP's application for interlocutory appeal, thus effectively foreclosing the effort to halt construction. Construction has been substantially completed and the facility returned to operation during the third quarter. The lawsuit remains on file and may result in a trial of the issues at some future date. It is believed that the ultimate resolution of this litigation will not affect the operations of SOLP. The debottlenecking project will raise the nameplate capacity of the unit from 1.5 billion pounds per year to 2 billion pounds per year.

Funds for the 1996 capital budget will be provided by cash generated from continuing operations, and from financing.

J-Block Update

The gas reserves in blocks 30/7a and 30/12a (J-Block) offshore the United Kingdom are dedicated to a single gas purchaser, Enron Europe Limited (EEL). EEL has advised that its present estimate of future total daily nominations for delivery is zero through September 1999.

The J-Block owners are currently installing gas injection facilities, which will allow for the production of liquids while the natural gas production is reinjected for later delivery. The
U.K. government has approved these plans and reinjection is planned to commence in April 1997.

The J-Block owners also own the rights to the reserves in a block (block 30/6b) immediately adjacent to J-Block, which are in communication with J-Block reserves but not dedicated under the above contracts. The J-Block owners are continuing to investigate transportation, processing and sales of natural gas from the adjoining block. In order to maximize the value of its J-Block infrastructure, the company has also initiated and is continuing an active drilling program to explore and appraise the reserves in blocks 30/2c and 30/13.

On March 29, 1996, the J-Block owners filed legal proceedings in the English High Court in London seeking a declaration that EEL as buyer under the J-Block gas sales agreements cannot refuse to agree to a commissioning date for the J-Block facilities on the basis of a decline in natural gas prices in the United Kingdom, and cannot thereby delay commencement of its take-or-pay obligations under the sales agreements. On May 8, 1996, the English High Court ruled in favor of the J-Block owners, finding that EEL could not refuse by virtue of the decline in natural gas prices to agree to commissioning of the J-Block facilities.
Enron appealed that judgment. On October 10, 1996, the English Court of Appeal reversed the May 8 decision, concluding that the date for commissioning the J-Block facilities could be delayed by EEL until the contract fall-back date of September 25, 1996. The J-Block owners have requested the House of Lords to hear an appeal of that decision.

EEL has continued to refuse to take delivery of J-Block commissioning gas on and after the contract fall-back date of September 25, 1996. The J-Block owners have, therefore, amended their claims in the English High Court to enforce EEL's obligation to accept J-Block commissioning gas on and after September 25, as well as to seek damages resulting from EEL's breach. Trial of this amended claim by the J-Block owners began in the English High Court on October 28, 1996, together with the related claim filed in 1995 by the owners of the Central Area

Transmission System (CATS), but was immediately recessed for a two-week period. The CATS claim against EEL's wholly owned subsidiary Teesside Gas Transportation Limited (TGTL) is for breach of TGTL's obligation to pay the capacity reservation fee under the Capacity Reservation and Transportation Agreement
(CRTA) related to the transportation of J-Block gas to EEL's onshore processing facilities.

Soon after the J-Block owners filed their commissioning-date lawsuit in London, on March 29, 1996, Enron Corp. (Enron), EEL, and TGTL filed a lawsuit in district court in Harris County, Texas. Enron asserted that the CRTA between TGTL and the owners of CATS had terminated as a result of breaches of the agreement by the CATS owners. It further asserted that the J-Block transportation agreements between TGTL and the J-Block owners, and the J-Block gas sales agreements had likewise terminated, and that Enron was discharged from its guarantee obligations under those agreements. On June 26, 1996, the English High Court granted Phillips and the other J-Block owners injunctions prohibiting the Enron companies from proceeding with their Texas lawsuit. The Court concluded that Enron's lawsuit in Texas raised issues that should have properly been raised in the English Court or were essentially the same as issues already in litigation in the English Court. Enron has appealed this judgment. However, the U.S. District Court sitting in Houston has recognized the English High Court injunction and administratively closed Enron's Texas case. Enron, EEL and TGTL continue to assert that the CRTA, J-Block transportation agreements, J-Block gas sales agreements and parent company guarantees are terminated.

Further developments in this litigation are anticipated, and the course of events and range of possible outcomes cannot be predicted at this time. The company intends to vigorously assert its interests in each of the pending matters.

The J-Block production, processing and transportation facilities, located in block 30/7a of the U.K. North Sea, were completed on schedule and below budget in mid-February and are available for production and delivery of gas. The J-Block and block 30/6b are operated by Phillips Petroleum Company United Kingdom Limited, which has 36.5 percent interest. The company owns 32.5 percent and 35 percent interests in blocks 30/2c and 30/13, respectively.

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

At year-end 1995, Phillips reported 48 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, seven of these sites have been resolved through consent decrees, deposit into trust funds or otherwise. Six sites were added during the nine-month period. Of the 47 sites remaining at September 30, 1996, the company believes it has a legal defense or its records indicate no involvement for 16 sites. At seven other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At nine sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 15 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At September 30, 1996, accruals of $9 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $89 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $6 million for other environmental contingent liabilities, for total environmental accruals of $104 million. No one site represents more than 10 percent of the total.

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

OUTLOOK

During the third quarter, crude oil prices strengthened to their highest level since the Gulf War and natural gas prices remained strong, compared with the same period in 1995. With an unstable Middle East situation, and lower industry inventory levels, crude prices during the fourth quarter of 1996 are expected to remain well above prices experienced during the same period in 1995. Natural gas prices are also expected to remain higher than last year due to seasonal demand, and lower industry underground storage levels.

Phillips is continuing discussions with its co-venturer to obtain the co-venturer's working interest in the Sunfish prospect in the South Cook Inlet of Alaska. The company is unable to predict the results of these discussions, but, in the event discussions are successful, the next appraisal well is now planned for spring of 1997, after ice breakup in the South Cook Inlet.

Oil production from the Point Arguello field, offshore California, continued to decline during the third quarter due to increasing water production and maintenance related downtime. Third quarter production was approximately 6,800 net barrels per day, which was lower than previous forecasts, compared with approximately 7,900 during the second quarter. Phillips and its co-venturers continue to pursue with the Minerals Management Service the unitization of the field, which, if approved, will result in a reduction in operating expenses. Work will begin in 1997 on developing an overall plan of abandonment for the field. During the fourth quarter of 1996, the company will be working with the operator reviewing Point Arguello reservoir performance to determine if an additional charge for impairment may be necessary.

The company and its co-venturers recently announced the results of the Monazite #1 discovery well in the Gulf of Mexico subsalt trend. Although all test intervals flowed oil, data obtained were largely inconclusive due to various mechanical problems encountered during testing. The well was plugged and abandoned due to wellbore conditions. Phillips and the co-venturers plan to obtain new seismic data and utilize information obtained from the well for possible future appraisal drilling which is required to determine the commerciality of the prospect.

The company is expanding its Ryton production with a debottlenecking project under way at the company's Ryton facility in Borger, Texas. Ryton is an engineering plastic known for its heat- and chemical- resistance, with applications including electronic components, under-the-hood automotive parts, and fiber applications. The project is expected to increase Ryton capacity by 40 percent, from 7,000 to 9,800 metric tons (15.4 million to 21.6 million pounds) per year, and is scheduled for completion by year-end 1997.

In addition to the Ryton debottlenecking project, the company plans to construct a Ryton compounding facility near Antwerp, Belgium, with scheduled completion by second quarter 1997. This plant will compound Ryton production from the company's Borger facility. Compounding is the combining of Ryton with glass fibers or mineral fillers to tailor the engineering plastic to customer needs. Initial capacity at the Antwerp facility is expected to be about 8.4 million pounds a year, with expansion capability up to approximately 30 million pounds a year.

Previously idled assets are being upgraded at the company's
Sweeny, Texas, facility to increase ethylene production by 400 million pounds per year. The assets are now expected to be restarted and producing in the second quarter of 1997.

Phillips has recently agreed to license its proprietary loop reactor technology, used in the manufacture of polyethylene, to a project in North America. This is the first time in 20 years the company has agreed to license its polyethylene technology in the United States, marking a major shift in Phillips' U.S. licensing strategy. The change in strategy will enable Phillips to increase licensing income by leveraging its technology in the growing U.S. polyethylene market. Currently, the Phillips process accounts for approximately 50 percent of the total U.S. polyethylene production, and 35 percent of worldwide production. High-density polyethylene, a widely used plastic, is found in a variety of products including trash bags, milk jugs, and toys.

In an effort to reduce operating costs and increase the reliability of steam and electrical supplies, Phillips is pursuing four power co-generation projects at its Borger, Sweeny, HCC and Puerto Rico Core facilities. Co-generation is the simultaneous production of electricity and steam from a single process, which requires less fuel than separate production processes. Construction began in September on a co-generation facility at Sweeny with completion expected in early 1998. Also during September, Phillips entered into definitive agreements with a third party developer to construct a co-generation facility adjacent to the company's HCC facility. Construction at HCC is expected to begin by year-end, with completion targeted for third quarter of 1998. Phillips does not have an equity interest in either of the co-generation facilities.

                  PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12  Computation of Ratio of Earnings to Fixed Charges

27  Financial Data Schedule

Reports on Form 8-K
-------------------

During the three months ended September 30, 1996, the company did not file any reports on Form 8-K.


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


November 13, 1996