Form 10-K405
period 1996-12-31
PHILLIPS PETROLEUM CO
filed 1997-02-26
CIK 78214

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended       December 31, 1996
                                       --------------------------------
                                     OR

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
      Common Stock, $1.25 Par Value            New York, Pacific and
                                                Toronto Stock Exchanges
      Preferred Share Purchase Rights
       Expiring July 31, 1999                  New York Stock Exchange
      6.65% Notes Due March 1, 2003            New York Stock Exchange
      7.20% Notes Due November 1, 2023         New York Stock Exchange
      7.92% Notes Due April 15, 2023           New York Stock Exchange
      8.24% Trust Originated Preferred
        SecuritiesSM (and the guarantees
        with respect thereto)                  New York Stock Exchange
      8.49% Notes Due January 1, 2023          New York Stock Exchange
      8.86% Notes Due May 15, 2022             New York Stock Exchange
      9% Notes Due 2001                        New York Stock Exchange
      9.18% Notes Due September 15, 2021       New York Stock Exchange
      9 3/8% Notes Due 2011                    New York Stock Exchange
      9 1/2% Notes Due 1997                    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Excluding shares held by affiliates, the registrant had 263,118,381 shares of Common Stock $1.25 Par Value, outstanding at January 31, 1997. The aggregate market value of voting stock held by non-affiliates of the registrant was $11,610,098,562 as of January 31, 1997. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors and the Compensation and Benefits Trust to be affiliates, and deducted their stockholdings of 362,684 and 29,200,000 shares, respectively, in determining the aggregate market value.

                     Documents incorporated by reference:
Proxy Statement for the Annual Meeting of Stockholders May 12, 1997 (Part III)

                        TABLE OF CONTENTS

                              PART I


   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties...........................   1
             Corporate Structure and Current Developments....   1
             Segment and Geographic Information..............   2
               Exploration and Production (E&P)..............   3
               Gas Gathering, Processing and Marketing (GPM). 10 Refining, Marketing and Transportation (RM&T). 12
               Chemicals.....................................  15
               Other.........................................  19
             Competition.....................................  20
             General.........................................  21
       3.  Legal Proceedings.................................  23
       4.  Submission of Matters to a Vote of
             Security Holders................................  23

                       --------------------

           Executive Officers of the Registrant..............  24

                             PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  26
       6.  Selected Financial Data...........................  27
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................  28
       8.  Financial Statements and Supplementary Data.......  63
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......... 121

                             PART III

      10.  Directors and Executive Officers of the
             Registrant...................................... 122
      11.  Executive Compensation............................ 122
      12.  Security Ownership of Certain Beneficial
             Owners and Management........................... 122
      13.  Certain Relationships and Related Transactions.... 122

                             PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................... 123

                              PART I

Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the business of Phillips Petroleum Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "plan," or "plans," "scheduled," "perceives," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading:
"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 61.


Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND CURRENT DEVELOPMENTS

Phillips Petroleum Company was incorporated in Delaware on June 13, 1917. The company is headquartered where it was founded, in Bartlesville, Oklahoma. The company operates in four business segments: 1) Exploration and Production (E&P)--explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis; 2) Gas Gathering, Processing and Marketing
(GPM)--gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico; 3) Refining, Marketing and Transportation (RM&T)--refines, markets and transports crude oil and petroleum products, primarily in the United States; 4) Chemicals--fractionates natural gas liquids and manufactures and markets a broad range of petroleum-based chemical products on a worldwide basis. Support staffs provide technical, professional and other services to the business segments. At December 31, 1996, Phillips employed 17,200 people, slightly less than the previous year.

Phillips continued to focus on growth opportunities and operating excellence in 1996. Current developments include the following:

  o Platform construction and installation were completed in 1996 at the Mahogany field, the first commercial subsalt oil development in the Gulf of Mexico. Initial production commenced in late December.

  o Phillips and Mobil Corporation established an alliance in 1996, combining 107 prospects for deep-water exploration in the Gulf of Mexico. Phillips will hold a one-third ownership interest in the prospects. Drilling could begin as early as late 1997.

  o Work continued on the Ekofisk II redevelopment in 1996. The new wellhead platform was installed in October 1996 and production from the first well began in early 1997.
     Construction continued on the new processing/transportation platform, which is scheduled for start-up in 1998.

  o Phillips continued a successful appraisal drilling program at the Bayu-Undan field in the Timor Sea. Phillips increased its interest in one of the field's two blocks to 60 percent in 1996. Possible development options are being evaluated.

  o GPM continued to grow its business through acquisitions, acquiring assets in northwest Oklahoma in late 1996 and in the Permian Basin of West Texas in January 1997.
     Implementation of technology has contributed towards an improved cost structure for GPM.

  o A new program began in 1996 to increase the number of company-operated retail service stations. The company plans to add about 30 new outlets annually over the next five years. The new outlets will feature larger convenience stores with improved designs. By year-end 1996, 24 new outlets were under construction or had been completed.

  o Expansion or debottlenecking projects are under development for most of the Chemicals segment's product lines, including ethylene, paraxylene, polyethylene, polypropylene, K-Resin, specialty chemicals and polyethylene pipe.


SEGMENT AND GEOGRAPHIC INFORMATION

Segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the company in Note 17--Segment and

Geographic Information in the Notes to Financial Statements on pages 98 through 100 is incorporated herein by reference.

Products which contributed more than 10 percent of consolidated sales and other operating revenues follow:

                                        1996      1995      1994
                                        ------------------------
Crude Oil                                 26%       26        23
Petroleum Products                        42        41        43
Natural Gas                               14        12        14


E&P
---

The company's E&P segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis and produces coal in the United States. Producing areas are the United States (including the Gulf of Mexico), the Norwegian and U.K. sectors of the North Sea, Canada, Nigeria and offshore China.

The information listed below appears in the oil and gas operations disclosures on pages 101 through 118 and is incorporated herein by reference.

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

In 1996, Phillips' worldwide crude oil production averaged 219,000 barrels per day, compared with 222,000 barrels per day in 1995. In 1996, 69,000 barrels per day of worldwide crude oil production was from the United States, down from 79,000 barrels per day in 1995. Lower U.S. production was due to property dispositions and general production declines, primarily from the Prudhoe Bay and Point Arguello fields. Foreign crude oil production was up 5 percent in 1996, due primarily to higher production offshore China and in the U.K. sector of the North Sea.

Net E&P production satisfied 59 percent of Phillips' 1996 crude oil requirements, which consisted of U.S. refinery crude oil runs (329,000 barrels per day) and crude oil supplied to a 50 percent joint-venture refinery in Teesside, England (41,000 barrels per day). The difference between the company's requirements and production was covered mainly by crude oil purchases in the United States, from Saudi Arabia, Venezuela, and, to a lesser extent, from the North Sea and West Africa. The ratio of net crude oil production to requirements for 1997 is estimated at 61 percent, based on production forecasts of 228,000 barrels per day and estimated crude oil requirements of 374,000 barrels per day. As in 1996, purchases in the United States, from Saudi Arabia, Venezuela, and, to a lesser degree, from the North Sea and West Africa are expected to be the major sources for covering the difference.

E&P's worldwide production of natural gas liquids averaged
15,000 barrels per day in 1996, the same as 1995.  U.S.
production accounted for 4,000 barrels per day in 1996, down from 5,000 barrels per day in 1995.

The company's worldwide production of natural gas averaged
1,527 million cubic feet per day in 1996, up 3 percent from 1995. U.S. natural gas production increased 2 percent in 1996, to 1,102 million cubic feet per day. New production from the Garden Banks (Seastar) field, Gulf of Mexico, along with property acquisitions in south Louisiana, contributed to the increased production. Higher production from the U.K. sector of the North Sea contributed to a 5 percent increase in foreign natural gas production in 1996.

Phillips' worldwide annual average crude oil sales price increased 23 percent in 1996, to $20.28 per barrel. Both U.S.
and foreign average prices were higher. E&P's annual average worldwide natural gas sales price increased 27 percent, primarily as a result of higher sales prices in the United States.

The company's finding and development costs in 1996 were $7.52 per BOE, compared with $3.52 in 1995. Over the last five years, however, Phillips' finding and development costs averaged
$3.79 per BOE.

At December 31, 1996, Phillips held a combined 26.8 million net developed and undeveloped acres, an 8 percent increase from
24.8 million net acres at year-end 1995. The increase in net acreage is primarily attributable to new acreage in Oman, partially offset by release of acreage in Paraguay and Papua New Guinea. At year-end, the company held acreage in 18 nations, and produced hydrocarbons in six.

E&P - U.S. OPERATIONS

Platform construction and installation were completed in 1996 at the Mahogany field in the Gulf of Mexico, with initial production commencing in late December. Mahogany is the first commercial subsalt oil development in the Gulf, and is located 80 miles offshore Louisiana, on Ship Shoal Blocks 349/359. Further appraisal and development drilling continues. Phillips holds a
37.5 percent interest in the Mahogany field.

Evaluation of drilling results continue at the Agate and Monazite subsalt prospects. An exploratory well on the Alexandrite prospect was unsuccessful, plugged and abandoned.

The Sunfish prospect, located in the Cook Inlet of Alaska, has been renamed the Tyonek Deep prospect. The company's co-venturer in Tyonek Deep converted its 60 percent working interest into a sliding-scale, overriding royalty interest on any future production, giving Phillips a 100 percent working interest. Phillips plans to drill a well from its existing Tyonek platform in the summer of 1997.

Liquefied natural gas (LNG) sales volumes from the company's Kenai, Alaska, plant were up 4 percent in 1996, compared with 1995. Through refrigeration and compression techniques, and utilization of the company's proprietary Optimized Cascade LNG technology, the company liquefies natural gas produced from its North Cook Inlet field, and transports the LNG to Japan, where it is reconverted into dry gas at the receiving terminal.

Phillips and Mobil Corporation established an alliance in 1996 for deep-water exploration in the Gulf of Mexico. The alliance covers 61 blocks previously owned 100 percent by Mobil, and 46 blocks acquired jointly in two separate lease sales during 1996. Ownership interests in the prospects are two-thirds Mobil and one-third Phillips. Drilling could begin as early as late 1997.

Net production from the company's three jointly owned coal mines was 2.9 million tons in 1996, compared with 3.2 million tons in 1995. The mines are located in Louisiana, Texas and Wyoming. Phillips has a 50 percent equity interest in each. The company plans to develop a 3.2 million-tons-per-year lignite mine to provide fuel for a 440-megawatt power plant to be constructed in northeast Mississippi. Phillips will own 75 percent of the mine, and CRSS, Inc. will own the power plant.

E&P - NORWEGIAN OPERATIONS

Work continued on the Ekofisk II redevelopment in 1996. The new wellhead platform was completed during the year. Construction continued on the new processing/transportation platform, which is scheduled for start-up in 1998. The new wellhead platform will utilize computerized drilling equipment with remote control systems, thus improving safety and operating consistency, while also reducing operating costs. The Ekofisk II project led to the extension of the production license to the year 2028.

Under Ekofisk II, the Ekofisk, Eldfisk, Embla and Tor fields will be connected to the Ekofisk II facilities. Some third-party fields will also be connected. It is anticipated that the remaining fields in the Ekofisk area will be shut-in by the end of 1998.

The company was awarded a 30 percent operating interest in four new blocks in the Norwegian sector of the North Sea, near the Troll gas field, where an exploration well was drilled in late 1996. Although this well was a dry hole, Phillips is evaluating the remaining potential of the blocks. Phillips was also awarded a 20 percent interest in a block near the Norne field, where an exploratory well is planned for 1997.

As part of its Norwegian operations in the North Sea, Phillips acquired interests in two licenses offshore Denmark. On one license, the company participated in the discovery of a field named Siri in December 1995. A 1996 appraisal well was also successful. The operator is preparing for development, with first production expected in 1998. Phillips holds a 12.5 percent interest in the Siri license. A successful exploratory well was drilled late in 1996 on the Siri East, a separate prospect on the same license. Phillips also holds and is the operator in a 35 percent interest in a license located in the westernmost part of the Danish shelf immediately south of the Ekofisk area.

Offshore western Greenland, Phillips was awarded 38 percent interest in a license covering 2.3 million acres, effective
January 1, 1997.  The first exploration well is planned for 1998.


E&P - U.K. OPERATIONS

Initial production from J-Block, originally scheduled for early 1996, has been delayed as a result of the sole purchaser of natural gas from J-Block making a non-binding election not to take any natural gas volumes under its take-or-pay contract through September 1999. Since natural gas and liquids are produced in association with each other, liquids production is dependent on the amount of natural gas produced. The company is installing gas injection facilities, which allows for the production of liquids while the natural gas produced is reinjected for later delivery. The facilities are expected to begin operation in the spring of 1997.

In order to maximize the value of its J-Block infrastructure, the company has also initiated an active drilling program to explore and appraise several satellite fields, where the company drilled a number of exploratory or appraisal wells during 1996. Phillips is also planning to use its J-Block infrastructure to provide services to other producers.

In early 1997, the company announced a discovery at the Jade field in Block 30/2c, located about 12 miles north of the J-Block area. The Jade accumulation is situated in a different license block from those in which the J-Block fields are located, thus it is not directly connected with the disputes and litigation involving the J-Block gas sales contracts. Phillips is operator of the block and holds a 32.5 percent interest.

Phillips has an interest in two fields being developed in the U.K. North Sea--Armada and Britannia. Armada is scheduled to begin production in late 1997, averaging a net rate of 2,800 barrels of liquids per day and 39 million cubic feet of natural gas per day over the first 12 months of production. Britannia is scheduled to begin production in late 1998, averaging net production of 2,750 barrels of liquids per day and 37 million cubic feet of natural gas per day over the first
12 months of production. The company has an 11.5 percent interest in Armada and a 6.8 percent interest in Britannia.

Phillips holds a 33.3 percent interest in seven deep-water blocks, and has entered into an agreement to obtain a 25 percent interest in four additional blocks, located in a frontier area west of Ireland. Drilling is expected to begin in 1997. In addition, Phillips holds a 40 percent interest in two blocks east of the Isle of Man, where an exploratory well was plugged and abandoned as a dry hole in 1996.


E&P - OTHER OPERATIONS

In the South China Sea, start-up of crude oil production from the second platform in the Xijiang project commenced in the fourth quarter of 1995. The initial Xijiang field began producing in 1994. The crude oil produced from both Xijiang fields flows through subsea pipelines to a floating storage and offloading vessel, and is then transported to market by tankers. Phillips' combined net production of crude oil from both fields averaged 15,000 barrels per day in 1996, compared with 11,000 barrels per day in 1995. The company plans to drill a five-mile extended-reach well from the Xijiang facilities to an adjacent field.

Phillips tested its first exploratory well on the Bozhong Block, Bohai Bay, along China's northern coast. Although the well did not find commercial quantities of oil and gas, Phillips increased its knowledge of the geology of the area, and plans to drill two additional exploratory wells in 1997.

Marking Phillips' first opportunity to explore onshore for hydrocarbons in China, the company signed an agreement giving Phillips the majority interest, and operatorship, of a joint venture coalbed methane concession in Shanxi Province, located approximately 260 miles southwest of Beijing. The Hedong concession covers 781,000 acres, and Phillips has acquired a 65 percent interest. Seismic and drilling operations are scheduled to commence in 1997. The company plans to utilize its technology and experience in coal-seam gas production gained from its operations in the San Juan Basin of New Mexico.

In Nigeria, the company's non-operating interests in 23 fields yielded net average crude oil production of 25,000 barrels per day, 4 percent higher than 1995.

Phillips continued a successful appraisal drilling program at the Bayu-Undan field in the Timor Sea, located northwest of Australia in the Zone of Cooperation. By acquiring another company's interest in 1996, Phillips increased its interest in one of the field's two blocks to 60 percent. During 1996 and into early 1997, the company completed its fourth and fifth successful appraisal wells. Phillips is working with the owners of the adjacent block to evaluate development options, including the possible use of an onshore LNG facility using the company's proprietary technology. A decision on the field's commerciality is expected by late 1997 or early 1998.

In 1997, an exploration well is planned for offshore western Australia at the Athena prospect, in which Phillips holds a 50 percent interest. The Athena well will test an extension of a field recently discovered by an adjacent operator. In the same area, an exploratory well is planned on the Andromeda prospect, where the company also holds a 50 percent interest.

Phillips will continue its exploration program on a 100 percent-owned block in the Borj Messouda area of eastern Algeria. The first exploratory well, drilled in late 1995 and early 1996, was unsuccessful. A second well is planned for 1997.

In other exploration activity:

  o Phillips signed an exploration and production-sharing contract with the Sultanate of Oman, which will allow
     Phillips to explore 4.5 million acres in southern Oman. The company has committed to drill five wells over the nine-year exploratory phase of the agreement.

  o In early 1997, Phillips signed a seven-year license agreement with Peru's state-owned oil company, which will enable Phillips to explore 3 million acres in southeastern
     Peru.

  o In South Africa, a technical cooperation agreement with the state-owned oil company gives Phillips exclusive rights to evaluate two blocks along the eastern coast of Africa, an area covering 15 million acres in the Indian Ocean. During the eight-month agreement, Phillips will re-process and re-evaluate all existing geophysical and geochemical borehole data, with the possibility of applying for exploration rights in these two blocks.

Phillips entered into an agreement with a subsidiary of Venezuela's state oil company, along with two other co-venturers, to study the development of extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela, and to consider the establishment of an association to undertake the project. Subject to satisfactory resolution of contract and fiscal issues, Phillips' interest in the joint venture would be 20 percent. Engineering studies are scheduled to begin in 1997.

With the goal of expanding its role in the worldwide LNG markets, Phillips agreed to establish an alliance with Bechtel Corp. in 1996. The alliance seeks to position Phillips as an owner and participant in worldwide LNG projects, and Bechtel as an equity participant in these projects, as well as the builder of the LNG facilities.


E&P - RESERVES

In 1996, on a BOE basis, Phillips replaced 71 percent of the reserves it produced during the year, compared with 139 percent in 1995. The 1996 total includes replacement of 106 percent of foreign production and 41 percent of U.S. production. U.S. reserves decreased 6 percent, while foreign reserves increased slightly. Total worldwide proved reserves on a BOE basis were
2.15 billion barrels at year-end. Crude oil reserves and natural gas liquids reserves remained about the same, and natural gas reserves decreased 5 percent. Natural gas comprises 49 percent of proved worldwide hydrocarbon reserves and 63 percent of U.S. reserves. Ninety-two percent of Phillips' proved reserves base is located in North America and the North Sea. From 1992 through 1996, Phillips' five-year-average BOE production replacement equaled 118 percent.

Estimates of proved reserves are based upon reservoir information, technology and economics available at the time the estimates are made. Adjustments are made to reflect changes in economic conditions, results of drilling and production, and the technical reevaluation of reservoirs.

The company has not filed any figures with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 1996. No difference exists between the company's estimated total proved reserves for year-end 1995 and year-end 1994, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 1996.


DELIVERY COMMITMENTS

Phillips has a commitment to deliver a fixed and determinable quantity of liquefied natural gas in the future to two utility customers in Japan. The company is obligated over the next three years to supply a total of 142 billion cubic feet of liquefied natural gas. Production from one field in Alaska, with estimated proved reserves greater than the company's obligation and with an estimated production level sufficient to meet the required delivery amount, will be used to fulfill the obligation.

The company sells natural gas in the United States from its producing operations under a variety of contractual arrangements. Certain contracts generally commit the company to sell quantities based on production from specified properties. Other gas sales contracts specify delivery of fixed and determinable quantities. The quantities of natural gas the company is obligated to deliver in the future in the United States, under existing contracts, are not significant in relation to the quantities available from production of the company's proved developed U.S. natural gas reserves.


GPM
---

GPM gathers and processes both natural gas purchased from others and natural gas produced from the company's E&P reserves. The natural gas liquids--ethane, propane, butanes and pentanes--are extracted and sold primarily to the company's Chemicals operations, where they are used as feedstock or sold to outside customers. The residue gas is sold to outside customers or used as fuel in company operations. GPM owns 13 natural gas liquids extraction plants, and operates or has an interest in three more. The plants are located in Texas (10), Oklahoma (3), and New Mexico (3). In addition, GPM operates gas gathering systems with approximately 27,000 miles of gathering pipelines, with some 19,400 active meter connections to producing wells.

GPM completed its largest acquisition to date in late 1995, acquiring gathering assets located in the Anadarko Basin of Texas and Oklahoma. As a result, GPM's raw gas throughput volumes increased 18 percent in 1996, compared with 1995.

In late 1996, GPM obtained regulatory approval to acquire gas gathering assets primarily located in northwest Oklahoma from ANR Pipeline Company. These systems gather approximately
165 million cubic feet of natural gas per day, through 1,570 miles of pipeline and 12 compressor stations.

In January 1997, GPM also purchased gathering assets in the Permian Basin of West Texas from Amoco Production Company. These systems gather approximately 40 million cubic feet of natural gas per day, and are anticipated to increase GPM's natural gas liquids production by approximately 8,500 barrels per day.

Technology has played a significant role in improving GPM's cost structure and operating efficiency:

  o Electronic flow measurement and radio telemetry equipment allow wellhead data, which was once collected manually, to be transmitted electronically--saving both time and money.

  o Remote monitoring and control equipment is being installed at each compression site, with completion scheduled for 1997.

  o Operating systems are being installed at GPM's processing plants that allow the operation of an entire facility to be managed from one central control room, improving plant operations and efficiency.

GPM's raw gas throughput averaged 1.9 billion cubic feet per day in 1996, compared with 1.6 billion cubic feet per day in 1995, reflecting the acquisitions and expansions discussed above. Raw gas purchased from Phillips E&P represented approximately
9 percent of GPM's total 1996 throughput, compared with 12 percent in 1995.

GPM continued to be a significant U.S. producer of natural gas liquids. GPM's natural gas liquids production was as follows:

                                       Thousands of Barrels Daily
                                       --------------------------
                                       1996       1995       1994
                                       --------------------------

From Phillips E&P leasehold gas          17         19         21
From gas purchased outside Phillips     131        125        130
-----------------------------------------------------------------
                                        148        144        151
=================================================================


Residue gas sales were 1,076 million cubic feet per day in 1996, compared with 1,017 million cubic feet per day in 1995. GPM sells residue gas under index-based contracts. Approximately
64 percent of the residue gas sales volumes were sold under contracts with a term of one year or longer in 1996, compared with 61 percent in 1995. The remaining residue gas sales volumes were either sold on a daily or monthly basis.

The company's average sales price for unfractionated natural gas liquids increased to $14.49 per barrel, up 44 percent from 1995.
During 1996, the average residue gas price increased to $2.20 per thousand cubic feet, from $1.49 in 1995.

At year-end 1996, gross raw natural gas supplies available for processing through GPM-operated plants were estimated at
7.1 trillion cubic feet, versus 6.7 trillion cubic feet at year-end 1995. At year-end 1996 and 1995, respectively, these supplies included about 651 million and 644 million barrels of natural gas liquids, assuming full ethane extraction.


RM&T
----

REFINING

The company owns and operates three refineries in the United States having an aggregate rated crude oil capacity of 345,000 barrels per day and has 50 percent ownership of a refinery in Teesside, England. The U.S. refineries are located at Borger and Sweeny, Texas, and Woods Cross, Utah. The company's U.S. refineries ran at 95 percent of capacity in 1996, compared with 97 percent in 1995. The lower utilization rate was the result of maintenance turnarounds in the first half of 1996. The average purchase cost of a barrel of crude oil delivered to the U.S. refineries in 1996 was $21.95 per barrel, 21 percent higher than in 1995.

High-sulfur crude accounted for 64 percent of the crude processed during 1996, compared with 61 percent in 1995. Forty-two percent of the crude oil processed by Phillips' U.S. refineries in 1996 came from the United States, with the remainder provided primarily by purchases from Saudi Arabia, Venezuela, the North Sea and West Africa. In 1995, 40 percent of the crude oil processed came from the United States.

Output from refining operations--automotive gasoline, distillates, aviation fuels, chemical feedstocks and other products--averaged 384,000 barrels per day, compared with 392,000 barrels per day in 1995. The decrease is attributable to the lower capacity utilization rate.

Phillips continued an extensive process control modernization of the Borger and Sweeny facilities in 1996. The modernization project is intended to improve safety and product yields, while reducing operating costs. Process units were connected to advanced controls at Borger's new central control center in 1996, while construction of a central control center at Sweeny continued. When the project is completed, all manufacturing processes at the Borger and Sweeny facilities will be managed from these control centers.

At the Woods Cross refinery, installation of a fluid catalytic cracker was completed in 1996. The unit provides both economic and environmental advantages. Also at Woods Cross, the company is installing a new proprietary technology, called Reduced Volatility Alkylation Process (ReVAP). The technology, used in the production of unleaded gasoline, lessens the chance that airborne hydrogen fluoride emissions will escape a refinery in the event of an accidental release.

Phillips and a subsidiary of Central and South West Corporation
(CSW) are developing and installing a cogeneration plant at the Sweeny Complex that will produce electricity from natural gas-powered turbines. The heat exhausted from the turbines will produce steam, supplying the Sweeny Complex's needs and offering cost benefits for both CSW and Phillips. Plant construction began in 1996, with completion expected in the first quarter of 1998. Regulatory approvals for a similar project at the Borger Complex are being sought.

In 1995, the company introduced the Process for Safety
Excellence. The process integrates well-defined safety procedures into every aspect of day-to-day operations. In 1996, the first full year of implementation, the process helped
Phillips' three U.S. refineries reduce recordable injuries/illnesses by 17 percent, compared with 1995.

Phillips is evaluating a possible joint venture with Corpoven, a subsidiary of the state oil company of Venezuela, to install a coker at the Sweeny refinery. The coker would allow the facility to process less-expensive heavy crude oil. In addition, the company plans to install a continuous catalytic reformer to convert a higher percentage of plant yield to higher-valued petrochemical feedstock products.


MARKETING

In the United States, the company's wholesale and retail operations sell refined products in 26 states under the Phillips 66 trademark. Gasoline and other products are distributed in the United States through approximately 7,900 retail outlets, bulk distributing plants, airport dealers and marinas. Of these, Phillips operates 317 retail outlets, 47 of which are on leased property.

Excluding spot sales, RM&T gasoline sales volumes in the United States were up 5 percent during the year. Total distillates sales volumes in RM&T increased 2 percent in 1996. In total, RM&T petroleum products sales in the United States during 1996, from both Phillips' refinery output and purchased products, averaged 532,000 barrels per day, compared with 526,000 barrels per day in 1995.

Phillips announced plans in 1996 to increase the number of company-operated retail service stations. The company plans to add about 30 new outlets annually over the next five years. The new outlets will feature larger convenience stores with improved designs, fast-food offerings and a new brand name-- Kicks 66, which will be displayed along with the Phillips shield. In early 1996, Phillips opened the first new retail outlet with a Kicks 66 store in Albuquerque, New Mexico. By year-end, 24 new outlets were under construction or had been completed. In addition, some existing outlets are being razed and rebuilt, Phillips is acquiring some stations from independent marketers, and approximately 40 stations are being offered for sale.

The majority of the additional retail units will be in markets where Phillips perceives it has a business or supply advantage. The Borger refinery and a network of pipelines and terminals aids Phillips in supplying the Southwest and Rocky Mountain regions. In addition, the Woods Cross refinery is positioned to supply the Salt Lake City area.

In August 1996, the company sold its retail propane marketing subsidiary, Phillips 66 Propane Company. This business supplied propane to retail customers and as an alternative fuel for fleet vehicles. Retail propane sales accounted for approximately
3 percent of Phillips' total annual propane sales.


TRANSPORTATION

Phillips' RM&T and Chemicals segments own or have an interest in 6,900 miles of common-carrier crude oil and products pipeline systems, of which 6,000 miles are company-operated. The largest segment of the total system consists of 2,000 miles of products line extending from the Texas Panhandle to East Chicago, Indiana. The pipeline mileage above does not include the company's
1.36 percent interest in the 800-mile Trans-Alaska Pipeline System, which is a part of E&P operations.

In addition to two leased LNG tankers utilized in the company's
E&P operations, the company has a U.S.-flag tanker of 37,000 tons under charter. Phillips also owns or leases barges, tank cars, hopper cars, corporate aircraft and trucks.

In 1996, Phillips and a co-venturer converted the Seaway pipeline from natural gas service to crude oil transportation. In addition, the co-venturer contributed a major crude oil pipeline to the partnership. Crude oil shipments began in the spring of 1996 from the Houston Gulf Coast area to refineries and other markets in the mid-continent area. Phillips and its co-venturer plan to convert a portion of Seaway's capacity to refined products service. The converted portion, which currently ends in Oklahoma, would be extended to Kansas, where it would be connected with Phillips' products pipeline that runs to Chicago. The project is scheduled to be completed in early 1998.

Work has commenced to expand the capacity of a major refined products pipeline that runs from West Texas to New Mexico. This expansion will help Phillips supply its new retail service stations in the Southwest, including 12 outlets acquired in New Mexico during the year.


Chemicals
---------

The Chemicals segment is composed of three vertically integrated operations:

  1) Natural gas liquids (NGL). Processed (fractionated) natural gas liquids are sold to third parties or used as feedstocks by the company at its refineries or for producing chemicals.

     The company owns and operates processing facilities at the Sweeny and Borger Complexes and has an equity interest in a plant in Conway, Kansas.

  2) Intermediate petrochemical products. Primary products manufactured in this operation include ethylene, propylene, paraxylene and cyclohexane. Major production facilities are located at the Sweeny Complex in Texas and in Puerto Rico.

  3) Plastics products. Products manufactured in this operation include polyethylene, polypropylene, K-Resin, plastic pipe and Ryton. The major production facility is the Houston Chemical Complex (HCC), near Houston, Texas. The company owns an equity interest in a polyethylene plant in Singapore and a polypropylene plant at HCC. Ryton is produced at the Borger Complex and plastic pipe is manufactured at five regionally located U.S. plants, as well as at a plant in Argentina.


NGL

The NGL business operated at 82 percent of rated fresh-feed capacity for the year, compared with 88 percent in 1995. Total NGL fresh-feed processing capacity increased to 250,000 barrels per day from 227,000 barrels per day, effective January 1, 1996. Capacity increased at the Sweeny Complex, due in part to debottlenecking during a turnaround late in 1995. NGL is used as a feedstock to manufacture higher-value chemicals, such as ethylene.


INTERMEDIATE PETROCHEMICALS

Phillips' ethylene and propylene are produced at the Sweeny Complex. In addition to 100 percent-owned ethylene and propylene facilities, the 50 percent-owned Sweeny Olefins Limited Partnership (SOLP) is also located there. A significant volume of ethylene is used within Phillips as a feedstock for manufacturing polyethylene. Propylene is used as a feedstock for manufacturing polypropylene. The Sweeny Complex's total current annual ethylene and propylene capacities are 4.1 billion and
1.3 billion pounds, respectively. Phillips' share is 3.1 billion pounds per year and 950 million pounds per year, respectively.

At SOLP, an incremental debottlenecking project was completed in 1996, increasing the partnership's total ethylene capacity to 2 billion pounds per year. In addition, the company is restarting a 100 percent-owned ethylene unit that has been idle since 1992. This project, scheduled to be completed in the spring of 1997, will add an additional 400 million pounds per year of ethylene capacity. Once completed, this project will increase the total Sweeny Complex's ethylene capacity to
4.5 billion pounds per year, with Phillips' share at 3.5 billion pounds.

Paraxylene and cyclohexane are produced at the company's Puerto Rico Core facility in Guayama, Puerto Rico, and cyclohexane is also produced at the Sweeny Complex. Paraxylene is a feedstock for polyester resin, used to produce fibers and plastic soft drink bottles, while cyclohexane is a feedstock for nylon. In 1995, the company completed the first phase of a paraxylene expansion at Puerto Rico Core, increasing design capacity from 525 million pounds per year to 675 million pounds per year. The company intends to increase capacity further, reaching
880 million pounds per year by the second quarter of 1997.

As part of the company's growth strategy for its specialty chemicals business, Phillips plans to construct a 100 million-pounds-per-year methyl mercaptan plant at its Borger Complex. Construction should begin in mid-1997, with first production expected in late 1998. Methyl mercaptan is a sulfur-based chemical used in the production of methionine, a feed supplement for poultry. Methyl mercaptan is also a raw ingredient for agricultural chemicals. The new facility will use hydrogen sulfide produced at the Borger Complex as feedstock.


PLASTICS

At HCC, capacity to produce an additional 100 million pounds of polyethylene annually was added through debottlenecking in 1996. Additional debottlenecking work will increase capacity to
2.2 billion pounds by project completion in 1998. In 1996, HCC produced 1,836 million pounds of polyethylene, its highest annual output of polyethylene ever. Polyethylene is used to manufacture a wide variety of plastic products.

The expansion of Phillips' 50 percent-owned Singapore polyethylene facility continued in 1996. The expansion will more than double the facility's total annual linear polyethylene capacity to 870 million pounds. Completion of the project is expected in 1997. The plant will supply polyethylene to markets in Asia and the Pacific Rim.

In late 1995, Phillips and Shanghai Petrochemical Company Limited
(SPC) formed a joint venture to build and operate a linear polyethylene plant near Shanghai, China, with an annual capacity of 220 million pounds. Construction began in 1996 and is scheduled for completion in 1998. Phillips will own a

40 percent equity interest in the plant, which will use Phillips' proprietary polyethylene technology. The plant will be located near a petrochemical complex owned by SPC, which will provide ethylene feedstock to the new plant. This project marks Phillips' first downstream investment in China, and will strengthen the company's position in the polyethylene market in Asia.

Phillips also signed a letter of intent with China Petrochemical Corporation, the state-owned petrochemical company, to cooperate in developing new chemicals and plastics projects in China.
Under the letter of intent, the two parties agreed to share their expertise, technology and financial resources to pursue projects of mutual benefit and strategic value. Also in the letter of intent, Phillips and SPC agreed to study the feasibility of expanding the polyethylene plant currently under construction by an additional 440 million to 550 million pounds a year, with Phillips holding a 40 to 50 percent interest in the additional capacity.

In late 1996, Phillips and the Egyptian General Petroleum Corporation (EGPC) signed a letter of intent regarding the construction and operation of a 330 million-pounds-per-year high-density polyethylene facility near Alexandria, Egypt. If the project goes forward, Phillips would be the majority owner of the facility and construction would begin in 1998, with first production in 2000. Ethylene feedstock will be provided by an ethylene unit to be built by an EGPC subsidiary at the same site.

In 1994, Phillips contributed its polypropylene assets to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika). Sumika funded the construction of a new PSPC polypropylene facility at HCC. Construction began during the fourth quarter of 1994, and was completed in late 1996. The new gas-phase polypropylene facility's annual capacity is 270 million pounds, bringing PSPC's total annual production capacity to 750 million pounds. Phillips will eventually hold a 50 percent interest in PSPC.

K-Resin, a clear plastic used in food and medical packaging, is produced at HCC. A new copolymer reactor began operation in the fall of 1995, enhancing performance and increasing annual capacity to 270 million pounds. Phillips is planning to construct a new plant next to existing facilities that will increase capacity to 370 million pounds per year. If approved by the company's Board of Directors, construction could begin in late 1997, with initial production in 1999.

Phillips' Driscopipe division manufactures polyethylene pipe, utilizing five U.S. manufacturing facilities. Polyethylene pipe is used in a variety of ways, including municipal water and telecommunications applications. Construction began in 1996 on a new manufacturing facility to be leased in Hagerstown, Maryland, with first production scheduled for the summer of 1997. In its first foreign venture, the Driscopipe division began manufacturing polyethylene pipe in Argentina in 1996, for use in South American markets. Also, the Driscopipe division plans to form a joint venture to manufacture polyethylene pipe in Mexico, which will also serve as its principal market.


Other
-----

The Corporate Technology organization provides a flexible, cost-effective support team for the operating segments. Examples of Corporate Technology support in 1996 included:

o Upstream (E&P and GPM)
    - Geophysical and computer specialists created a new computer program system that extends the capabilities of commercial software used by geoscientists. With the new technology, seismic images can be converted into three-dimensional pictures of hydrocarbon reservoirs, thus assisting in determining the best locations to drill for and exploit oil and natural gas.

    - Continued development of three-dimensional pre-stack depth migration seismic technology, utilized to provide better imaging of rock formations below the earth's surface. Because of this technology, which provides clearer seismic images of subsalt oil and gas reservoirs, Phillips is now producing oil from a reservoir beneath the salt.

o Downstream (RM&T and Chemicals)
    - Phillips is installing new proprietary technology called
      Reduced Volatility Alkylation Process (ReVAP) at its Woods
      Cross, Utah, refinery. This technology was commended by the Environmental Protection Agency.

    - Researchers assisted the refineries in achieving savings in their crude oil and catalyst purchases by developing improved computer models of refining processes. These models are used to select the best crude oil and catalyst combinations.

    - A Phillips-developed antifoulant technology was tested at the Sweeny Complex. The technology reduces the production of contaminants, allowing furnaces used in ethylene production to operate more consistently.

    - Researchers and operations employees successfully tested metallocene catalysts in a commercial reactor at HCC. Metallocenes are "precision" catalysts that provide more control over the molecular structure and properties of polyethylene. The ability to produce more versatile polyethylene offers the company opportunities to expand into higher-value markets. Success in the commercial reactor means Phillips can produce the improved resins with existing facilities.

Corporate Technology is also involved in a company-wide, long-range effort to replace various legacy computer systems, such as plant maintenance, materials management and financial systems, based on software from SAP America, Inc. and, for E&P operations, Oracle Corporation. The goal is improved access to business information by implementing common, integrated computing systems across the company. Phase-in of the new client-server technology began January 1, 1997.

At the end of 1996, Phillips held a total of 4,266 active patents in 52 countries worldwide, including 2,072 active U.S. patents.
During 1996, the company received 93 patents in the United
States, and 319 foreign patents. The profitability of any business segment is not dependent upon any single patent, trademark, license, franchise or concession.

The company's products and processes were licensed in 37 countries at year-end 1996, resulting in licensing revenues of $93 million. Polypropylene-related licenses contributed about two-thirds of the total, with polyethylene-related licenses contributing 16 percent.

Phillips has recently agreed to license to other manufacturers its proprietary loop reactor technology, used in the manufacture of polyethylene, in North America. This is the first time in more than 20 years that the company has agreed to license its polyethylene technology in the United States, marking a major shift in the company's U.S. licensing strategy.


COMPETITION

All phases of the businesses in which Phillips is engaged are highly competitive. Phillips competes at various levels with both petroleum and non-petroleum companies in providing energy, chemicals and other products to the consumer. Several of the company's competitors are larger and have substantially greater resources.

While Phillips is one of approximately 20 large public integrated oil companies, and generally ranks in the middle of the group, each of the segments in which Phillips operates is highly competitive and characterized by a great number of competitors. No single competitor, or small group of competitors, dominates any of Phillips' operating segments.

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


GENERAL

The company's injury rate decreased slightly to 1.52 injuries per 100 employees. Chargeable vehicle accidents were the lowest recorded in the company's history.

Company-sponsored research and development activities charged against earnings were $59 million, $51 million and $71 million in 1996, 1995 and 1994, respectively.

The environmental information contained in Management's
Discussion and Analysis on pages 55 and 56 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 1996 and those expected for 1997 and 1998.

International and domestic political developments and government regulation are prime factors that may materially affect the company's operations. Such political developments and regulation may impact price, production, allocation and distribution of raw materials and products, including their import, export and ownership; the amount of tax and timing of payment; and environmental protection. The occurrences and effect of such events are not always predictable.

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                                                           Officer
     Name                    Position Held          Age*    Since
     ----                    -------------          ---    -------

W. W. Allen          Chairman of the Board of        60      1988
                       Directors and Chief
                       Executive Officer

Knut Am              Senior Vice President           53      1996
                       Exploration and Production

C. L. Bowerman       Executive Vice President        57      1984
                     Director

R. G. Ceconi         Senior Vice President           54      1991
                       Corporate Engineering

K. L. Hedrick        Senior Vice President           44      1994
                       Refining, Marketing
                       and Transportation

J. L. Howe           Senior Vice President           52      1992
                       NGL, Chemicals and
                       Plastics

J. C. Mihm           Senior Vice President           54      1988
                       Corporate Technology

T. C. Morris         Senior Vice President and       56      1993
                       Chief Financial Officer

J. J. Mulva          President and Chief Operating   50      1985
                       Officer
                     Director

M. J. Panatier**     President and Chief Executive   48      1994
                       Officer of Phillips Gas
                       Company

Barbara J. Price     Vice President Health,          52      1992
                       Environment and Safety

J. Bryan Whitworth   Senior Vice President           58      1981
                       and General Counsel


------------------------
 *On February 1, 1997.
**Executive Officers of the Registrant is defined under the rules of the Securities and Exchange Commission so as to include in certain cases persons who are not officers of the company.
  Mr. Panatier, while an "Executive Officer" as so defined, is not an officer of the company.

There is no family relationship among the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 12, 1997. All of the executive officers named above have been employed by the company for more than five years.

                             PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Quarterly Common Stock Prices and Cash Dividends Per Share

                                       Stock Price
                                   -------------------
                                      High         Low  Dividends
                                   -------------------  ---------
1996
First                              $40 1/8      31 1/8       .305
Second                              43 1/8      37 3/4       .305
Third                               44 1/8      38 7/8        .32
Fourth                              45 7/8      39 1/4        .32
-----------------------------------------------------------------

1995
First                               36 5/8      29 7/8        .28
Second                              37 1/8      32 1/4       .305
Third                               35 1/2      31 7/8       .305
Fourth                              34 7/8      30 1/2       .305
-----------------------------------------------------------------

Closing Stock Price at December 31, 1996                  $44 1/4
Number of Stockholders of Record at January 31, 1997       61,700
-----------------------------------------------------------------


Phillips' common stock is traded primarily on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA

                      Millions of Dollars Except Per Share Amounts
                      --------------------------------------------
                          1996     1995     1994     1993     1992
                      --------------------------------------------
Sales and other
  operating revenues   $15,731   13,368   12,211   12,309   11,933
Income before
  extraordinary items
  and cumulative
  effect of changes
  in accounting
  principles             1,303      469      484      245      270
Net income               1,303      469      484      243      180
Per common share
    Income before
      extraordinary
      items and
      cumulative
      effect of
      changes in
      accounting
      principles          4.96     1.79     1.85      .94     1.04
    Net income            4.96     1.79     1.85      .93      .69
Total assets            13,548   11,978   11,453   11,035   11,468
Long-term debt           2,555    3,097    3,106    3,208    3,718
Cash dividends declared
  per common share        1.25    1.195     1.12     1.12     1.12
------------------------------------------------------------------


See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


February 21, 1997


Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, accounting policies, and supplemental oil and gas disclosures. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "plan," or "plans," "scheduled," "perceives," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 61.


RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income, by business segment and consolidated, follows:

                                            Millions of Dollars
                                          -----------------------
Years Ended December 31                     1996    1995     1994
                                          -----------------------

Exploration and Production (E&P)          $  510     390      342
Gas Gathering, Processing and
  Marketing (GPM)                            144      10*      31*
Refining, Marketing and
  Transportation (RM&T)                       71      40      136
Chemicals                                    266     386      259
Corporate and Other                          312    (357)*   (284)*
-----------------------------------------------------------------
Net income                                $1,303     469      484
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.

Earnings for the three years included the following special items on an after-tax basis:

                                            Millions of Dollars
                                          -----------------------
                                           1996     1995     1994
                                          -----------------------

Kenai liquefied natural gas (LNG)
  tax settlement                          $ 565        -        -
Property impairments                       (183)     (51)       -
Net gains on asset sales                     14        -       13
Gain on subsidiary stock transaction          -        -       20
Capital-loss carryforwards                    -        -       50
Work force reduction charges                 (2)     (31)     (36)
Foreign currency gains (losses)              41       (3)       3
Pending claims and settlements              (18)     (12)      17
Other items                                  (5)     (14)      10
-----------------------------------------------------------------
Total special items                       $ 412     (111)      77
=================================================================


Net operating income, which excludes the above items, was $891 million in 1996, $580 million in 1995 and $407 million in 1994.


1996 vs. 1995

The company's E&P, GPM and RM&T segments all contributed to significantly higher net operating income in 1996. The improvement in E&P's net operating income resulted from higher worldwide crude oil and U.S. natural gas sales prices. GPM's net operating income increased almost sevenfold, due to much improved margins, lower operating expenses and higher raw gas throughput volumes.

RM&T's operating earnings more than doubled those of a year ago, reflecting higher distillates and gasoline margins, along with lower operating expenses. In Chemicals, net operating income declined as a result of lower margins for ethylene, polyethylene and paraxylene. These items were partially offset by improved results from K-Resin and higher ethylene and polyethylene sales volumes.


1995 vs. 1994

The company's E&P and Chemicals operations were primarily responsible for significantly improved net operating income in 1995, compared with 1994. Higher worldwide crude oil and natural gas production, along with higher worldwide crude oil sales prices, contributed to a 41 percent improvement in E&P net operating income. Chemicals' earnings were up sharply because of higher ethylene, polyethylene and paraxylene margins in a robust year for the commodity chemicals industry.

GPM's results were lower, as depressed U.S. residue gas prices in 1995 negatively impacted this business line. In RM&T, the refined products marketplace did not allow for the recovery of higher crude oil feedstock costs in 1995, resulting in lower gasoline and distillates margins and a 64 percent decrease in net operating income.


Phillips at a Glance

                                           1996     1995     1994
                                          -----------------------

U.S. crude oil production (MBD)              69       79       90
Worldwide crude oil production (MBD)        219      222      206
U.S. natural gas production (MMCFD)       1,102    1,078    1,035
Worldwide natural gas production (MMCFD) 1,527 1,481 1,414 Worldwide natural gas liquids
  production (MBD)                          163      159      165
Liquefied natural gas sales (MMCFD)         130      125      120
Refinery utilization rate (%)                95       97       99
U.S. automotive gasoline sales (MBD)        340      331      308
U.S. distillates sales (MBD)                138      135      128
Worldwide petroleum products sales (MBD)    702      696      689
Natural gas liquids processed (MBD)         205      199      207
Ethylene production (MMlbs)*              2,587    2,465    2,590
Polyethylene production (MMlbs)*          2,048    1,797    1,885
Polypropylene production (MMlbs)*           327      418      433
Paraxylene production (MMlbs)               622      578      393
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

1996 vs. 1995

Sales and other operating revenues increased 18 percent in 1996, as a result of higher sales prices for crude oil, natural gas and petroleum products. These same factors also contributed to a 21 percent increase in purchase costs. The company is a net purchaser of crude oil for its refineries, and petroleum products for its wholesale and retail marketing operations. In addition, the GPM segment purchases raw natural gas.

Equity earnings of affiliated companies declined significantly in 1996. Over 60 percent of the decrease is a result of impairments related to the Point Arguello field that were recorded on equity companies. The remainder of the decrease is primarily attributable to lower earnings from the company's interest in Sweeny Olefins Limited Partnership (SOLP), due to lower ethylene margins. Other revenues increased $46 million in 1996, primarily as a result of higher net gains on asset sales and higher interest income.

Controllable costs, composed primarily of production and operating expenses and selling, general and administrative expenses, both adjusted for special items, were 1 percent higher in 1996. Lower costs from the company's Norway, GPM and refinery operations were more than offset by higher fuel costs at manufacturing facilities and costs associated with company growth-related projects.

Exploration expenses increased 28 percent in 1996 due to higher dry hole charges, primarily located in the Gulf of Mexico, Algeria, offshore China and the U.K. sector of the North Sea.

Depreciation, depletion and amortization (DD&A) was 3 percent lower in 1996, compared with 1995, after adjusting both periods for property impairments. DD&A expenses were lower in the RM&T and Chemicals segments, due to new depreciation rates, and in the GPM segment, due to an accounting method change, both of which were effective January 1, 1996. In addition, Norway E&P DD&A expenses were lower, mainly due to an upward revision to recoverable reserves at year-end 1995. The effect of these decreases was partially offset by asset acquisitions and capital additions.

Taxes other than income taxes changed only slightly in 1996, as the absence of Superfund tax accruals was offset by higher foreign taxes and production taxes. The Superfund tax expired December 31, 1995, and the law providing for its collection has not been extended.

Interest expense was 18 percent lower in 1996, primarily due to lower accrued interest on tax contingencies, mainly as a result of the favorable resolution of the Kenai LNG tax case.


1995 vs. 1994

Sales and other operating revenues were $13.4 billion in 1995, a 10 percent increase from $12.2 billion in 1994. Revenues increased from 1994 levels as a result of higher prices for crude oil, chemicals and petroleum products, partially offset by lower
U.S. natural gas sales prices.

Total costs and expenses were 8 percent higher in 1995, compared with 1994, primarily as a result of higher purchase costs, due to higher crude oil and petroleum products prices.

Segment Results

E&P
                                       1996       1995       1994
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                            $ 510        390        342
Less special items                     (159)       (61)        23
-----------------------------------------------------------------
Net operating income                  $ 669        451        319
=================================================================

                                            Dollars Per Unit
                                     ----------------------------
Average Sales Prices
Crude oil (per barrel)
    United States                    $18.96      14.98      13.37
    Foreign                           20.89      17.16      15.75
    Worldwide                         20.28      16.43      14.74
Natural gas--lease
  (per thousand cubic feet)
    United States                      2.10       1.37       1.69
    Foreign                            2.52       2.50       2.31
    Worldwide                          2.25       1.77       1.92
-----------------------------------------------------------------

Average Production Costs per
  Barrel-of-Oil-Equivalent
United States                          4.17       4.06       4.50
Foreign                                4.15       4.28       5.36
Worldwide                              4.16       4.16       4.85
-----------------------------------------------------------------

Finding and Development Costs per
  Barrel-of-Oil-Equivalent
United States                          6.20       2.77       5.75
Foreign                                8.31       4.21       2.10
Worldwide                              7.52       3.52       2.88
-----------------------------------------------------------------

                                          Millions of Dollars
                                     ----------------------------
Worldwide Exploration Expenses
Geological and geophysical             $127        126        124
Leasehold impairment                     28         30         27
Dry holes                                89         36         68
Lease rentals                            10          6          7
-----------------------------------------------------------------
                                       $254        198        226
=================================================================

                                       1996       1995       1994
                                     ----------------------------
                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
Crude oil produced
  United States                          69         79         90
  Norway                                 99        100         82
  United Kingdom                          6          3          5
  Africa                                 25         24         23
  China                                  15         11          1
  Canada                                  5          5          5
-----------------------------------------------------------------
                                        219        222        206
=================================================================

Natural gas liquids produced
  United States                           4          5          5
  Norway                                  8          8          8
  Other areas                             3          2          1
-----------------------------------------------------------------
                                         15         15         14
=================================================================

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Natural gas produced
  United States (less gas equivalent
    of liquids shown above)           1,102      1,078      1,035
  Norway*                               291        299        272
  United Kingdom*                        81         46         58
  Canada                                 53         58         49
-----------------------------------------------------------------
                                      1,527      1,481      1,414
=================================================================
*Dry basis.

Liquefied natural gas sales             130        125        120
-----------------------------------------------------------------


1996 vs. 1995

E&P's net operating income in 1996 was 48 percent higher than in 1995. This strong performance was driven by higher worldwide crude oil and U.S. natural gas sales prices.

Phillips' worldwide average crude oil sales prices generally rose throughout 1996, as Iraqi crude oil exports remained off the market until near year-end, and the supply/demand balance tightened. Prices in the first quarter of 1996 were helped by a colder than normal winter in the United States and Europe, which left global inventories significantly lower than they have historically been. Crude oil prices in the second quarter were helped by improved gasoline margins and OPEC's decision to maintain their production ceiling, while acknowledging Iraq's eventual re-entry into the world export market. Over the second half of the year, prices increased in reaction to the often-delayed resumption of Iraqi exports, to low distillates inventories and strong margins, to rising political tension in

Arab-Israeli relations, and to a general containment in incremental supply from OPEC. Late in the year, prices moved higher in reaction to colder than normal temperatures. Prices finished the year at their highest level since the Gulf War in early 1991.


1995 vs. 1994

Phillips' average worldwide crude oil sales price was $16.43 per barrel in 1995, an 11 percent increase over 1994. Worldwide crude oil production averaged 222,000 barrels per day in 1995, an 8 percent increase over 1994. These two factors resulted in higher crude oil revenues and were primarily responsible for the 41 percent improvement in net operating income in 1995, compared with 1994. Also positively affecting 1995 results were higher LNG revenues, lower U.S. lifting costs and lower worldwide exploration costs. These items were partially offset by lower U.S. natural gas revenues compared with 1994, due to a 19 percent lower average natural gas sales price.


U.S. E&P
--------
                                          Millions of Dollars
                                     ----------------------------
                                       1996       1995       1994
                                     ----------------------------
Operating Income
Net income                            $ 329        249        257
Less special items                     (136)       (44)        18
-----------------------------------------------------------------
Net operating income                  $ 465        293        239
=================================================================


1996 vs. 1995

Net operating income increased 59 percent in the company's U.S. E&P operations in 1996, compared with 1995. The higher average U.S. natural gas sales price--53 percent higher than 1995--was the main factor accounting for the sharp increase in earnings. Other positive influences on operating income included higher natural gas production, higher crude oil sales prices and higher LNG revenues. These factors were partially offset by lower crude oil production and higher exploration expenses.

U.S. natural gas prices benefited in the first half of 1996 from an increase in industry demand and a reduction in natural gas storage levels caused by a cold winter in North America in 1995-1996. Higher summer cooling demand and the replenishing of industry natural gas storage supplies sustained the improved prices through the summer and into the fall. Toward year-end 1996, prices increased significantly due to the onset of winter weather and increased demand.

U.S. crude oil production continued to decline in 1996, as a result of continuing production declines from the Point Arguello field located offshore California, general field declines in the Gulf of Mexico and Prudhoe Bay in Alaska, and the effect of non-strategic property dispositions. U.S. natural gas production increased slightly in 1996, compared with 1995. The increase was attributable to new production from the Seastar (Garden Banks Blocks 70/71) field in the Gulf of Mexico, which came online in mid-year 1995; and property acquisitions in south Louisiana; partially offset by lower production from the South Marsh Island Blocks 146/147 field in the Gulf of Mexico.

Special items in 1996 included after-tax charges of $119 million for the impairment of the Point Arguello field and associated facilities, including adjustments to abandonment accruals. Also included were various contingency accruals totaling $24 million after-tax, the most significant of which related to an unfavorable court judgment regarding producing properties in Alabama. Special items in 1995 included property impairments of $35 million after-tax associated with the adoption of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," along with work force reduction charges, a net loss on asset dispositions and a contingency accrual.


1995 vs. 1994

Net operating income increased 23 percent in 1995, compared with 1994, due primarily to lower costs. Production and operating costs, exploration expenses and DD&A costs were all lower in 1995, compared with 1994. Cost reduction programs, the sale of non-core properties and lower dry hole charges all contributed to lower costs in 1995. Also benefiting 1995 results were favorable natural gas imbalance settlements.

Lease gas revenues were significantly lower in 1995 than 1994, as the average lease gas sales price decreased 19 percent compared with the prior year. LNG revenues were higher in 1995, due in part to 4 percent more volume being sold to the company's utility customers in Japan.

U.S. crude oil production declined in 1995, compared with 1994, due to general production declines, primarily from Point Arguello and Prudhoe Bay, and the effect of property dispositions. U.S. natural gas production was 4 percent higher in 1995 than in 1994, primarily as a result of higher production from the San Juan Basin in New Mexico and new production from the Seastar field in the Gulf of Mexico.

Special items in 1994 included net after-tax gains of $15 million from asset sales along with favorable settlements related to the company's Alaska operations and a net profits interest. These positive special items were partially offset by contingency accruals.


Foreign E&P
-----------
                                          Millions of Dollars
                                     ----------------------------
                                      1996        1995       1994
                                     ----------------------------
Operating Income
Net income                            $181         141         85
Less special items                     (23)        (17)         5
-----------------------------------------------------------------
Net operating income                  $204         158         80
=================================================================


1996 vs. 1995

Net operating income from the company's foreign E&P operations increased 29 percent in 1996, compared with 1995. The improvement in earnings was a result of higher crude oil sales prices and, to a lesser degree, higher natural gas sales prices. In addition, tax benefits resulting from capital investments in Norway associated with the Ekofisk II redevelopment also contributed to the improved results. These items were partially offset by higher exploration expenses resulting from unsuccessful exploratory wells in Algeria, offshore China and the U.K. sector of the North Sea.

Foreign crude oil production increased 5 percent in 1996, compared with 1995, with the increase primarily attributable to offshore China and the U.K. sector of the North Sea. Production from the Xijiang 30-2 field, which began producing in October 1995, resulted in the higher 1996 China production volumes. Foreign natural gas production increased 5 percent for the year, as lower demand in Norway was more than offset by higher production and increased demand in the U.K. sector of the North Sea.

Special items in 1996 consisted primarily of a $25 million after-tax impairment of certain Canadian proved properties. Special items in 1995 included after-tax work force reduction charges of $8 million, after-tax property impairments of $6 million, a contract settlement and foreign currency losses.

1995 vs. 1994

Net operating income from the company's foreign E&P operations almost doubled in 1995, compared with 1994, to $158 million. The increase was primarily attributable to higher crude oil revenues, due to higher crude oil production and a 9 percent increase in the average crude oil sales price. The positive effect of higher crude oil revenues was partially offset by higher DD&A, as a result of higher production rates and new production from offshore China.

Foreign crude oil production was 23 percent higher in 1995, compared with 1994, due to higher production in Norway, as a result of the water injection program and horizontal drilling, and the first full year's production from offshore China. Higher production in Norway and Canada led to higher foreign natural gas production.

Special items in 1994 consisted primarily of income tax items related to the company's China and Norway operations.

GPM
                                       1996       1995       1994
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                             $144         10*        31*
Less special items                        3        (11)        (6)
-----------------------------------------------------------------
Net operating income                   $141         21         37
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)          $ 2.20       1.49       1.79
U.S. natural gas liquids
  (per barrel--unfractionated)        14.49      10.07       9.77
-----------------------------------------------------------------

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Operating Statistics
Natural gas purchases
  Outside Phillips                    1,360      1,247      1,164
  Phillips                              178        194        206
-----------------------------------------------------------------
                                      1,538      1,441      1,370
=================================================================

Raw gas throughput                    1,913      1,620      1,505
-----------------------------------------------------------------

Residue gas sales
  Outside Phillips                    1,002        833        853
  Phillips                               74        184         96
-----------------------------------------------------------------
                                      1,076      1,017        949
=================================================================

                                      Thousands of Barrels Daily
                                     ----------------------------
Natural gas liquids net production
  From Phillips E&P leasehold gas        17         19         21
  From gas purchased outside
    Phillips                            131        125        130
-----------------------------------------------------------------
                                        148        144        151
=================================================================


1996 vs. 1995

GPM's net operating income increased substantially in 1996, compared with 1995. The $120 million improvement was a result of much improved margins, due to sharply higher natural gas liquids
(NGL) and residue gas sales prices and higher raw gas throughput volumes. Earnings also benefited from significantly lower operating expenses.

NGL prices increased throughout 1996, with a particularly sharp increase in the fourth quarter. Low industry inventory levels, supply disruptions and increased demand in the petrochemicals industry for NGL feedstocks have all served to drive prices higher in 1996. NGL production volumes increased 3 percent, mainly due to conversion of the Linam Ranch plant in New Mexico to a cryogenic facility, which provided more efficient NGL recovery rates, and acquisitions completed at the end of 1995.

Residue gas prices benefited in the first half of 1996 from an increase in industry demand and a reduction in natural gas storage levels. Higher summer cooling demand and the replenishing of industry natural gas storage supplies sustained improved prices through the summer and into the fall. Toward year-end 1996, prices increased significantly due to the onset of winter, as low industry storage levels compounded the impact of cold weather on natural gas market prices. The 6 percent increase in residue gas sales volumes in 1996 was primarily the result of acquisitions completed at the end of 1995.

Controllable costs were 20 percent lower in 1996, compared with 1995, reflecting continuous cost improvement efforts, such as technology enhancements, plant modernizations, plant consolidations and reengineering efforts completed in 1995.

Special items in 1996 included a gain on the sale of an NGL plant and gathering system, as well as a favorable adjustment to previously accrued work force reduction charges. Special items in 1995 consisted of work force reduction charges.


1995 vs. 1994

GPM's average annual raw gas throughput volumes in 1995 were 8 percent higher than in 1994. Acquisitions and expansions in 1995 and late 1994 contributed to the increase in raw gas throughput volumes. Higher raw gas throughput volumes led to increased residue gas sales volumes in 1995, compared with 1994. However, 17 percent lower residue gas sales prices contributed to a sharp decline in GPM's net operating income in 1995.

NGL average sales prices were slightly higher in 1995 than in 1994, but the higher sales prices were more than offset by lower sales volumes, primarily as a result of lower retention rates at GPM's Linam Ranch plant, a lean oil absorption plant acquired in 1994. Operating costs were lower in 1995, compared with 1994, as GPM lowered its overall cost structure.

Special items in 1994 consisted of work force reduction charges.

RM&T

                                     1996        1995        1994
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                            $ 71          40        136
Less special items                     (35)        (11)        (7)
-----------------------------------------------------------------
Net operating income                  $106          51        143
=================================================================

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices (per gallon)
Automotive gasoline-wholesale         $.67         .58        .56
Automotive gasoline-retail             .83         .74        .72
Distillates                            .64         .52        .51
Propane                                .50         .38        .35
-----------------------------------------------------------------

                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
U.S. refinery crude oil
  Capacity                             345         345        320
  Crude runs                           329         333        317
  Capacity utilization (percent)        95%         97         99
-----------------------------------------------------------------

Petroleum products outside sales
    United States
      Automotive gasoline-wholesale    291         286        252
      Automotive gasoline-retail        37          35         38
      Aviation fuels                    25          29         32
      Distillates                      138         135        128
      Propane                           26          23         25
      Other products                    15          18         18
-----------------------------------------------------------------
                                       532         526        493
    Foreign                             46          45         54
-----------------------------------------------------------------
                                       578         571        547
=================================================================


1996 vs. 1995

RM&T's net operating income in 1996 more than doubled that of 1995. The $55 million improvement was the result of higher distillates margins, and, to a lesser extent, higher gasoline margins and lower operating expenses.

Phillips' average distillates sales price for 1996 ended the year $.12 per gallon higher, a 23 percent increase over 1995. Low industry-wide inventories created a tight supply situation in 1996, compared with 1995, supporting improved distillates prices. The company's wholesale gasoline price in 1996 averaged $.67 per gallon, 16 percent higher than in 1995. However, crude oil feedstock costs were 21 percent higher in 1996 than in 1995, partially offsetting the benefit of higher distillates and gasoline sales prices.

The company's U.S. refineries ran at 95 percent of capacity in 1996, averaging 329,000 barrels of crude oil daily. This was slightly lower than 1995, when a new company throughput record was set, due to maintenance turnarounds during the first half of 1996. A maintenance turnaround is scheduled for the Sweeny, Texas, refinery in 1997. Controllable costs at the U.S. refineries ended the year 2 percent lower than a year ago, despite a significant increase in fuel-gas costs.

Special items in 1996 consisted primarily of a $38 million after-tax impairment of certain retail service stations that are either being razed and rebuilt in connection with the company's expansion program, or being held for sale. Special items in 1995 included an inventory writedown and work force reduction charges.


1995 vs. 1994

Net operating income decreased 64 percent in 1995, compared with 1994. Higher crude oil feedstock costs, particularly during the first six months of 1995, could not be fully recovered in the motor fuel and distillates markets. Ample supplies caused these markets to remain highly competitive in 1995, resulting in lower motor fuel and distillates margins.

Continued operating efficiencies and incremental debottlenecking led the company to revise its U.S. crude oil refining capacity in 1995, from 320,000 barrels per day to 345,000 barrels per day, effective January 1, 1995. Even at the higher capacity, Phillips' U.S. refineries ran at 97 percent of capacity, while at the same time lowering controllable costs.

Special items in 1994 included work force reduction charges.

Chemicals
                                      1996        1995       1994
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                            $266         386        259
Less special items                      (7)         (4)        34
-----------------------------------------------------------------
Net operating income                  $273         390        225
=================================================================

                                          Millions of Pounds
                                          Except as Indicated
                                     ----------------------------
Operating Statistics
Production*
  Ethylene                           2,587       2,465      2,590
  Polyethylene                       2,048       1,797      1,885
  Propylene                            418         434        372
  Polypropylene                        327         418        433
  Paraxylene                           622         578        393
  Cyclohexane (millions of gallons)    169         133        174
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.

                                      Thousands of Barrels Daily
                                     ----------------------------
U.S. petroleum products
  outside sales
    Automotive gasoline                 12          10         18
    Liquefied petroleum gas             75          75         84
    Other products                      37          40         40
-----------------------------------------------------------------
                                       124         125        142
=================================================================

Natural gas liquids
  Processing capacity                  250         227        227
  Liquids processed                    205         199        207
-----------------------------------------------------------------


1996 vs. 1995

Chemicals' net operating income declined 30 percent in 1996, compared with the strong results from 1995, when industry conditions were much more favorable. Lower margins for ethylene, polyethylene and paraxylene were primarily responsible for the decrease in operating income. Higher sales volumes for ethylene and polyethylene, along with improved results from K-Resin operations and improved NGL margins partially offset the earnings decline.

Ethylene margins ended the year much lower than 1995, as rising NGL feedstock costs, particularly late in the year, could not be recovered in the marketplace. Ethylene production volumes were 5 percent higher in 1996 than in 1995, even with debottlenecking work and a major scheduled maintenance turnaround of the olefins unit at SOLP, in which the company owns a 50 percent equity interest.

Paraxylene margins began to decline in the second quarter of 1996, and trended downward the remainder of the year. Weakening demand, coupled with surplus industry capacity, combined to drive margins down. Paraxylene production was 8 percent higher than a year ago, as the first phase of a paraxylene expansion at the Puerto Rico Core facility was completed in mid-1995, partially offset by weather-related downtime in 1996.

In the company's plastics operations, polyethylene and polypropylene margins were lower than a year ago, due to softening industry conditions. The company's Houston Chemical Complex (HCC) facility turned in an excellent operating performance in 1996, with 14 percent higher polyethylene production than a year ago, and its highest annual output ever.

Phillips has an equity interest in a partnership that owns the polypropylene production facilities at HCC. While gross production was only slightly lower than 1995, Phillips' share of production in 1996 was 22 percent lower than last year, primarily as a result of a decreasing equity interest in the partnership. During the construction phase of the new facility, which was completed during 1996, the company's equity ownership interest was reduced on a sliding scale as the partner funded the construction of the new facility.

Special items in 1996 represented a tax item related to the company's Puerto Rico Core operations. Special items in 1995 included property impairments on an after-tax basis of $3 million.


1995 vs. 1994

The company's Chemicals segment reported substantial earnings growth in 1995, with net operating income of $390 million, compared with $225 million in 1994. The 73 percent improvement reflects improved product margins in the commodity chemicals industry that began during 1994.

Demand for olefins, which includes ethylene and propylene, was strong in the first half of 1995, before softening during the second half. Growing demand led to higher paraxylene margins in 1995.

In the company's plastics operations, higher polyethylene and polypropylene margins in 1995 contributed to the higher Chemicals earnings. Polyethylene margins, although higher than 1994, slowed somewhat in 1995. Higher polypropylene margins led to higher equity earnings from the company's interest in the Phillips Sumika Polypropylene Company partnership.

Favorable special items in 1994 included an after-tax gain of $20 million from a subsidiary stock transaction, along with an income tax item related to the company's Puerto Rico Core operations and an adjustment to a 1993 pipeline abandonment accrual. These favorable items were partly offset by work force reduction charges.


Corporate and Other
                                            Millions of Dollars
                                          -----------------------
                                           1996     1995*    1994*
                                          -----------------------
Operating Results
Corporate and Other                       $ 312     (357)    (284)
Less special items                          610      (24)      33
-----------------------------------------------------------------
Adjusted Corporate and Other              $(298)    (333)    (317)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                 $(131)    (131)    (125)
Net interest                               (147)    (173)    (179)
Preferred dividend requirements             (43)     (32)     (32)
Other                                        23        3       19
-----------------------------------------------------------------
Adjusted Corporate and Other              $(298)    (333)    (317)
=================================================================
*Preferred stock dividend requirements of subsidiary was reclassified from GPM to Corporate and Other for segment reporting.


1996 vs. 1995

Corporate general and administrative expenses were the same in 1996 as in 1995, due to lower salary costs being offset by higher costs for employee incentive compensation programs and other employee benefits.

Net interest represents interest income and expense, net of capitalized interest. Net interest was lower in 1996, compared with 1995, due to lower interest on tax contingencies, primarily as a result of the favorable resolution of the Kenai LNG tax case.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital Trust I (Trust). The Trust securities were issued in May 1996, leading to higher preferred dividend requirements in 1996, compared with 1995.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. In
1996, other benefited from lower tax accruals not directly associated with operating segments.

Special items in 1996 primarily included an after-tax gain of $565 million related to the favorable settlement of the Kenai LNG tax case and favorable foreign currency gains of $40 million after-tax. Special items in 1995 included property impairments on an after-tax basis of $7 million, contingency accruals and work force reduction charges.


1995 vs. 1994

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

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
                                            Millions of Dollars
                                            Except as Indicated
                                          -----------------------
                                            1996    1995     1994
                                          -----------------------

Current ratio                                1.1      .9      1.0
Total debt                                $3,129   3,116    3,124
Preferred stock of subsidiary             $  345     345      345
Company-obligated mandatorily
  redeemable preferred securities         $  300       -        -
Common stockholders' equity               $4,251   3,188    2,953
Percent of total debt to capital*             39%     47       49
Percent of floating-rate debt to
  total debt                                  22%     22       23
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations increased $489 million, a 31 percent increase compared with 1995. The following events that occurred during 1996 contributed to this increase: a 54 percent increase in net operating income; cash refunds from the Internal Revenue Service (IRS) of approximately $400 million as a result of the favorable resolution of the Kenai LNG tax case; and a $165 million increase in accounts payable. These increases were partially offset by a decrease in the aggregate balance of accounts receivable sold. This decrease resulted from a $200 million receivable monetization program that was fully utilized at year-end 1995, but which was not being utilized at year-end 1996.

Improved operating results and the Kenai LNG settlement have strengthened the company's equity base, reducing the percentage of total debt to capital to its lowest level since 1983. An increase in cash of $548 million, combined with a decrease in accrued taxes of $439 million (another result of the favorable resolution of the Kenai LNG tax case) resulted in an improved current ratio of 1.1 for 1996, compared with .9 and 1.0 in 1995 and 1994, respectively.

The company's short-term liquidity position at December 31, 1996, was stronger than indicated because the current cost of the company's inventories was approximately $604 million greater than their last-in, first-out (LIFO) carrying value.

During 1996, both Standard and Poor's and Moody's Investors Service upgraded the ratings of Phillips' long-term public debt to A- and A3, respectively. The new ratings are the highest since 1985 and resulted in reductions in the company's cost of debt.

On July 8, 1996, Phillips' Board of Directors approved the company's second dividend rate increase in two years, raising the quarterly per share dividend to $.32, a 5 percent increase, effective August 30, 1996.

The company has a $1.1 billion revolving bank credit facility, and a $250 million commercial paper program that is supported by a portion of the company's revolving credit line equal to 100 percent of commercial paper outstanding. At December 31, 1996, nothing was outstanding under this facility, while
$106 million of the facility supported the commercial paper program.

During 1996, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, reduced its revolving credit facility from $500 million to $300 million, lowering commitment fees for having the line of credit available. At December 31, 1996, $118 million of this facility was outstanding. The company reduced the line of credit, primarily due to lower estimated Ekofisk II redevelopment costs. The total cost of the project was originally estimated at about $3 billion, with Phillips'
35 percent share of the cost being approximately $1 billion. The total cost estimate has been reduced to about $2.5 billion, of which Phillips' share is now estimated to be approximately
$880 million.

During first quarter 1996, the company filed with the Securities and Exchange Commission a shelf registration for $750 million of trust preferred securities and subordinated debt securities.
This shelf registration became effective in May 1996. In a related transaction, the company formed four new statutory business trusts, for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of Phillips subordinated debt securities. Phillips owns all of the common stock of the trusts. In May, Phillips 66 Capital I
(Trust I) completed a $300 million underwritten public offering of 8.24% Trust Originated Preferred Securities. The sole asset of Trust I is $309 million of the company's 8.24% Junior Subordinated Deferrable Interest Debentures due 2036, purchased from Phillips. In January 1997, Phillips 66 Capital II
(Trust II) completed an additional $350 million underwritten public offering of 8% Capital Securities. The sole asset of Trust II is $361 million of the company's 8% Junior Subordinated Deferrable Interest Debentures due 2037. Phillips fully and unconditionally guarantees both trusts' obligations under the securities.

During the second quarter of 1996, the company received
$115 million from institutional investors in exchange for a variable interest in the net proceeds from production of certain coal-seam gas properties.

Also, during second quarter 1996, the company negotiated a master leasing arrangement under which it will lease and supervise the construction of retail outlets. An initial $50 million is expected to be financed under the arrangement through mid-1997, with the anticipation that the program will be expanded to $100 million. The term of the master leasing arrangement is seven years, with the individual leases including a fair-market-value purchase option at the end of that period and certain guaranteed residual values, if the company does not exercise the purchase option.

During 1995, the company and a bank-sponsored entity entered into two one-year agreements, with options to renew, which provided for the revolving sale of credit card and trade receivables. During 1996, the agreements were amended, extending the expiration date of the liquidity facilities until November 1997. The maximum aggregate amount of receivables that can be sold and outstanding under both agreements is limited to $200 million, none of which was outstanding at December 31, 1996.

The $345 million Series A 9.32% Cumulative Preferred Stock, issued in 1992 by Phillips Gas Company (PGC), a subsidiary of Phillips, becomes redeemable at the option of PGC, in whole, or in part, on or after December 14, 1997. PGC is currently reviewing its options, including the probable redemption of these securities if it is economically attractive at that time.

Most of the company's foreign operations use the local currency as the functional currency. The local currency reflects the expected economic effect of exchange rate fluctuations on cash flows and equity, since cash flows of the company's foreign operations are largely denominated in the local currency. During 1996, the company recognized a $42 million after-tax, non-operating, non-cash foreign currency transaction gain, from remeasuring sterling-denominated intercompany receivables into dollars.

Phillips Petroleum Company and certain of its subsidiaries use financial and commodity-based derivative contracts to limit the risks inherent in foreign currency fluctuations and crude oil, natural gas and related products price changes. In the past the company has, on occasion, hedged interest rates, and may do so in the future should certain circumstances or transactions warrant. During 1996, the company discontinued using forward exchange contracts to offset certain intercompany receivables.

In 1995, Phillips' Board of Directors adopted a policy governing the use of derivative instruments, which requires every derivative used by the company to relate to an underlying, offsetting position, anticipated transaction or firm commitment, and prohibits the use of speculative, highly complex or leveraged derivatives. The policy also requires review and approval by the Chief Operating Officer and Chief Executive Officer of all risk management programs using derivatives. These programs are also periodically reviewed by the Audit Committee of the company's Board of Directors.

Phillips owns a 50 percent interest in SOLP, which owns and operates an ethylene plant located adjacent to the company's Sweeny, Texas, refinery. Late in 1995, First Olefins Limited Partnership (FOLP), a general partner of SOLP, filed suit in Delaware against the company and its subsidiary, American Olefins, Inc., the managing general partner of SOLP, seeking an injunction to halt construction on a debottlenecking project at SOLP. The trial court denied FOLP's application by opinion dated March 1, 1996. On April 2, 1996, the Delaware Supreme Court denied FOLP's application for interlocutory appeal, thus effectively foreclosing the effort to halt construction. Construction has been completed, but the lawsuit remains on file and may result in a trial of the issues at some future date. It is believed that the ultimate resolution of this litigation will not materially affect the operations of SOLP. The debottlenecking project raised capacity of the unit from
1.5 billion pounds per year to 2 billion pounds per year.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to existing cash balances, cash generated from operations and financing. Over the next few years, the company plans to maintain its total debt level in the range of $2.5 billion to $3.5 billion.

Capital Spending

Capital Expenditures and Investments

                                       Millions of Dollars
                                ---------------------------------
                                Estimated
                                     1997    1996    1995    1994
                                ---------------------------------

E&P                                $  905     981     856     707
GPM                                   100      85     274     172
RM&T                                  245     209     150     100
Chemicals                             350     205     148     144
Corporate and Other                    70      64      28      31
-----------------------------------------------------------------
                                   $1,670   1,544   1,456   1,154
=================================================================
United States                      $1,036     841     923     733
Foreign                               634     703     533     421
-----------------------------------------------------------------
                                   $1,670   1,544   1,456   1,154
=================================================================


The company's improved operating results and the Kenai LNG tax settlement enhanced Phillips' financial flexibility during 1996, resulting in a 16 percent increase in the 1996 capital budget, from $1.4 billion to $1.62 billion. Actual expenditures for 1996 were $1.5 billion, the highest since 1991.

Phillips' 1997 capital budget promotes the company's growth strategy by supporting its aggressive worldwide exploration program, expanding chemicals and plastics volumes, and continuing growth in retail marketing operations. More of the company's capital spending is being directed toward payout projects-- projects defined as those that generate income and increase shareholder value. Other amounts are planned for maintenance or environmental-compliance projects. The level of payout projects has increased in recent years, from 43 percent in 1993 to a targeted 76 percent in 1997. This improved level of payout projects supports Management's objective of growing the company.


E&P

Capital spending for E&P during the three-year period ended December 31, 1996, supported several major development projects including J-Block, Armada and Britannia in the U.K. North Sea; the Ekofisk II redevelopment in Norway; the Seastar and Mahogany developments in North America; and the Xijiang fields, offshore China. Exploratory drilling was focused on several subsalt prospects in the Gulf of Mexico; the Bozhong Block in China's Bohai Bay; eastern Algeria; the Norwegian, Danish, and U.K. sectors of the North Sea; Nigeria; Tunisia; Papua New Guinea; Cameroon; and the Timor Sea Zone of Cooperation. Acquisition of an additional interest in the Britannia development in the U.K. North Sea was a significant portion of capital spending in 1994 and 1995. When the budget was increased in 1996, E&P received the largest increase of all the business units. This increase was primarily used for the company's worldwide exploration program, for additional development drilling in North America, and for the acquisition of additional interest in the Bayu-Undan discovery in the Zone of Cooperation between Indonesia and Australia.

Exploration drilling activities in 1996 in the subsalt play of the Gulf of Mexico resulted in discoveries at the Agate and Monazite prospects, while the Alexandrite exploration well was unsuccessful. The company is currently evaluating the feasibility of producing the Agate discovery through the Mahogany platform, which would significantly lower production costs. The company is also evaluating possible future exploration and appraisal drilling activity in the subsalt area, including the Monazite prospect.

The 1997 E&P capital budget is $905 million, 65 percent of which is targeted for international projects that support the company's growth strategy. Exploration will focus on projects that the company believes have large reserve potential. These include the subsalt area and deep-water prospects in the Gulf of Mexico; the Borj Messouda area of Algeria; the Bozhong Block in Bohai Bay, China; the Porcupine Basin offshore Ireland; and offshore western Australia. Continued appraisal of the Tyonek Deep prospect, previously referred to as the Sunfish prospect, in Alaska's Cook Inlet is also planned. E&P's Global Ventures group is moving forward with a possible heavy oil project in Venezuela and a coal-seam gas project in China. The remaining capital is allocated to potential new development projects in Alaska, Denmark, Norway and the United Kingdom.

About 23 percent of E&P's 1997 funds are allocated to the Ekofisk II redevelopment project in Norway. The new wellhead platform was completed in 1996 and construction continues on the new processing and transportation platform, which is expected to be operational in 1998.


GPM

Capital expenditures for GPM during the three-year period ended
December 31, 1996, included acquisitions, technology and facility upgrades, projects to streamline operations, and new well connections. Following a large acquisition of gathering assets in late 1995, capital spending decreased in 1996, with expenditures directed toward asset maintenance, new well connections and other acquisition opportunities.

In December 1996, GPM Gas Corporation completed an acquisition from ANR Pipeline Company of gas gathering assets primarily located in northwest Oklahoma, increasing GPM's assets by 1,570 miles of gathering pipeline and 12 compressor stations. These systems gather approximately 165 million cubic feet of gas per day, increasing GPM's throughput by approximately 9 percent over 1996's average throughput. The new system will be integrated into GPM's existing facilities. The first of two installment payments for these assets was made in December 1996, with the final payment due in December 1997.

The 1997 GPM capital budget increased 18 percent over 1996 actual expenditures. Most of the budgeted funds are scheduled to be used to increase production volumes through acquisitions and new well connections, as well as for investments in technology and operating equipment to improve operating efficiency and provide value-added producer services. The company continues to explore various options for maximizing the value of its gas gathering, processing and marketing assets.

In January 1997, the company acquired approximately 630 miles of gathering pipeline and a majority interest in the North Cowden plant from Amoco Production Company. The acquired assets are located in the Permian Basin of West Texas and gather approximately 40 million cubic feet of gas per day. The company integrated the gathering facilities into its existing operations and shut down the plant.


RM&T

Capital expenditures for RM&T during the three-year period ended December 31, 1996, were primarily for refinery-upgrade projects-- projects to meet new environmental standards, to improve operating integrity of key process units, and to install advanced process control technology--as well as for safety projects. Beginning in 1996 and accelerating in 1997, a greater share of RM&T capital has been allocated to expansion of retail marketing assets and key transportation assets.

The increase in RM&T's capital budget in 1996, coupled with the utilization of a master leasing program, accelerated plans to expand the number of company-operated retail outlets in the United States from 300 to 500 over the next several years.
During the year, the company purchased 24 retail outlets, the majority of which are in Albuquerque, New Mexico, and the Salt Lake City, Utah, areas. In addition, seven new outlets were completed and five existing units were razed and rebuilt using the company's new, larger convenience store designs, with the name Kicks 66 displayed along with the Phillips shield. In support of the retail marketing expansion efforts, the company is expanding its capacity in a products pipeline running from Amarillo, Texas, to Albuquerque, New Mexico, by 50 percent.

As part of a continuing effort to increase profitability, RM&T's 1997 capital budget provides for a 17 percent increase over actual 1996 expenditures. Spending during 1997 is slated to continue installation of process control technology upgrades at the Borger and Sweeny, Texas, Complexes, as well as for the retail marketing expansion program. During 1997, the company plans to add 30 new outlets and raze and rebuild 18 outlets, utilizing capital funds and the master leasing program. Additionally, the company plans to sell approximately 40 service stations.

At Sweeny, the company is evaluating a joint venture with Corpoven, a subsidiary of the state oil company of Venezuela, to install a coker for processing heavier crudes. In addition, the company plans to install a continuous catalytic reformer to convert a higher percentage of plant yield to higher-valued petrochemical feedstock products. This project is expected to commence in 1997, with completion scheduled for 2000.

Phillips and its co-venturer plan to convert a portion of the Seaway pipeline system to refined products service, scheduled for completion in early 1998. As part of this conversion, Phillips will build a new pipeline to connect to its existing Midwest distribution system near Wichita, Kansas. The new system will permit Phillips to more efficiently move Gulf Coast products into the growing Midwest market.


Chemicals

For the three-year period ended December 31, 1996, capital spending for Chemicals focused on production expansion projects utilizing improved technology and debottlenecking techniques. These projects include a 400 million-pounds-per-year addition to high-density polyethylene production capacity at HCC, of which 100 million pounds was completed in 1996. The project, which is expected to be completed by mid-1998, will increase capacity to
2.2 billion pounds per year. Other projects include a 400 million-pounds-per-year increase in ethylene production at the company's Sweeny Complex, which is now expected to be producing in the second quarter of 1997; an increase in paraxylene production at Phillips' Puerto Rico Core facility, which is expected to increase capacity in the second quarter of 1997 to 880 million pounds from 675 million pounds per year; and construction of a 220 million-pounds-per-year linear polyethylene plant near Shanghai, China, of which the company will own
40 percent.

The 1997 Chemicals capital budget increased 71 percent over 1996 spending. Spending for 1997 is aimed at growing Chemicals' business with continued support of various new and ongoing production expansion projects. As part of the company's strategy to expand its non-cyclical specialty chemicals business, the budget includes the addition of two new chemical business lines-- methyl mercaptan and dicyclopentadiene (DCPD). In addition to the ongoing projects listed above, a Ryton debottlenecking project is under way at the company's facility in Borger, Texas, where capacity is expected to increase by 40 percent, to
21.6 million pounds per year, by late 1997. At HCC, the company plans to expand its K-Resin production by 100 million pounds per year, increasing capacity to 370 million pounds per year. Also, the company plans to expand its high-density polyethylene pipe production with projects in Mexico and Maryland.

The company is entering the methyl mercaptan market with construction of a plant at its Borger Complex, scheduled to begin in mid-1997. Methyl mercaptan is a sulfur-based chemical used in the production of methionine, an important feed supplement for poultry, and agricultural chemicals. The facility will be capable of producing up to 100 million pounds a year, with first production expected late in 1998.

The company plans to enter the DCPD market with the start-up of an idle hydrotreating unit at Sweeny. DCPD, a by-product of ethylene production, is used primarily in fiberglass-reinforced polyester products. The company expects to produce about
40 million pounds a year of DCPD at the facility by mid-1998.


Contingencies

Legal and Tax Matters

The company has a number of issues outstanding with the IRS related to tax years 1983 through 1992 that can proceed toward final settlement as a result of resolving the Kenai LNG tax case. Although it is too early to determine the final financial effects of resolving these open years, a favorable outcome would have a positive effect on net income and cash flow, while an unfavorable one would not impact the company's net income or cash position. While total resolution may require a number of years, the majority of these open years are expected to be resolved in the near term.

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

At year-end 1995, Phillips reported 48 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, seven of these sites have been resolved through consent decrees, deposits into trust funds or otherwise. Six sites were also added during the year. Of the 47 sites remaining at December 31, 1996, the company believes it has a legal defense or its records indicate no involvement for 16 sites. At eight other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At eight sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 15 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At December 31, 1996, accruals of $9 million had been made for the company's unresolved PRP sites. In addition, the company had accrued $82 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $6 million for other environmental contingent liabilities, for total environmental accruals of $97 million. No one site represents more than 10 percent of the total.

Expensed environmental costs were $147 million in 1996 and are expected to be approximately $145 million in 1997 and 1998. The estimates for 1997 and 1998 do not include any amounts related to the federal Superfund tax, which expired December 31, 1995, and which has not been extended. Capitalized environmental costs were $55 million in 1996, and are expected to be approximately $80 million and $100 million in 1997 and 1998, respectively.

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


Other

Phillips has deferred tax assets for the alternative minimum tax, certain accrued liabilities, and loss carryforwards. Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices, costs and tax rates. Based on the company's historical taxable income, its expectations for the future, and available tax planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The valuation allowance increased $53 million during 1996, primarily due to an increase in loss carryforwards for various companies.


New Accounting Standards

FASB Statement No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans, was effective for fiscal years beginning after December 15, 1995. The Statement provides the option to continue under the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," providing that pro forma footnote disclosures of the effects on net income and earnings per share, calculated as if the new method had been implemented, are included. The company has elected to continue under APB Opinion No. 25, but the pro forma disclosures have been omitted, as the results were not materially different from the amounts disclosed.

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," which provides authoritative guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities. The company has adopted the provisions of SOP 96-1, the impact of which required no significant change in the company's environmental accounting or disclosure.


J-Block Update

The J-Block production, processing and transportation facilities, located in Block 30/7a of the U.K. North Sea, were completed on schedule and below budget in mid-February 1996 and are available for production and delivery of gas. Production has been delayed, however, because the gas purchaser, Enron Europe Limited (EEL), has decided not to take gas until sometime in the future under its long-term take-or-pay agreements. The offshore U.K. gas reserves in Blocks 30/7a and 30/12a (J-Block) are dedicated to a single purchaser, EEL, under long-term take-or-pay gas sales agreements guaranteed by its parent, Enron Corp. (Enron). Under the agreements, EEL is required to pay for gas at a predetermined rate even if it elects not to take actual deliveries. EEL has advised that its present non-binding estimate of future total daily nominations for delivery is zero through September 1999. Enron, EEL and Teesside Gas Transportation Limited (TGTL) have also asserted that the J-Block transportation agreements, J-Block gas sales agreements and parent company guarantees are terminated. The long-term economics of the project remain favorable, but delays in production are expected to reduce Phillips' net earnings and cash flows in the near term.

Gas injection facilities are currently being installed, which will allow for initial production of liquids, while the associated natural gas production would be reinjected for later delivery. The U.K. government has approved these plans and the facilities are scheduled to begin operating in April 1997.

The J-Block owners also own the rights to the reserves in Block 30/6b immediately adjacent to J-Block, which are in communication with J-Block reserves but not dedicated under the above agreements. The J-Block owners are continuing to investigate transportation, processing and sales of natural gas from the adjoining block. In order to maximize the value of its J-Block infrastructure, the company has also initiated and is continuing an active drilling program to explore and appraise the reserves in Blocks 30/2c and 30/13.

On March 29, 1996, the J-Block owners filed legal proceedings in the English High Court in London seeking a declaration that EEL as buyer under the J-Block gas sales agreements cannot refuse to agree to a commissioning date for the J-Block facilities on the basis of a decline in natural gas prices in the United Kingdom, and cannot thereby delay commencement of its take-or-pay obligations under the sales agreements. On May 8, 1996, the English High Court ruled in favor of the J-Block owners. EEL appealed that judgment. On October 10, 1996, the English Court of Appeal reversed the May 8 decision, concluding that the date for commissioning the J-Block facilities could be delayed by EEL until the contract fall-back date of September 25, 1996. The House of Lords, the highest court in England, is considering a request by the J-Block owners for leave to hear an appeal of the Appeal Courts decision. If leave to appeal is granted, it would be expected to be heard sometime in 1997.

The J-Block owners have amended their claims in the English High Court to enforce EEL's obligation to accept J-Block commissioning gas on and after September 25, 1996, as well as to seek damages resulting from EEL's breach. Trial of this amended claim by the J-Block owners began in the English High Court on October 28, 1996, together with the related claim filed in 1995 by the owners of the Central Area Transmission System (CATS). The CATS' claim against EEL's wholly owned subsidiary, TGTL, is for breach of TGTL's obligation to pay the capacity reservation fee under the Capacity Reservation and Transportation Agreement (CRTA), under which J-Block gas is to be delivered to onshore processing facilities. EEL and TGTL assert as defenses in this litigation that the CRTA, the J-Block transportation agreements, and the J-Block gas sales agreements are terminated. Although EEL agreed in late 1996 to accept gas to run commissioning tests of the J-Block facilities, the trial continues in the English High Court, where judgment on the remaining issues is anticipated later in 1997.

Further developments in this litigation are anticipated, and the course of events and range of possible outcomes cannot be predicted at this time. The company intends to vigorously assert its interests in each of the pending matters.

The J-Block and Block 30/6b are operated by Phillips, which has a
36.5 percent interest. The company also owns 32.5 percent and 35 percent interests in Blocks 30/2c and 30/13, respectively.


OUTLOOK

Phillips' global growth strategy is reflected in its exploration and drilling activity plans for the Gulf of Mexico, Alaska, China, the United Kingdom, the North Sea, the Middle East, Greenland, South Africa, Peru, Ireland and Australia. Also, the company is marketing its expertise in its proprietary LNG process.

Phillips and its co-venturers are evaluating plans to develop the Bayu-Undan field, including plans to construct an onshore LNG processing facility, using Phillips' proprietary technology to liquefy the natural gas. The recent success of the fifth appraisal well confirmed the southern extension of the Bayu-Undan reservoir and completes Phillips' appraisal drilling program. A decision on the field's commerciality is expected by late 1997 or early 1998.

In early 1997, the company announced a discovery at the Jade field in Block 30/2c, located about 12 miles north of the J-Block area. The Jade accumulation is situated in a different license block from those in which the J-Block fields are located, thus it is not directly connected with the disputes and litigation involving the J-Block gas sales contracts. In order to reduce time to first production, development conceptual studies have been progressing in parallel with appraisal drilling. Studies completed to date indicate that, if the field proves commercial, production could begin as early as the fourth quarter of 1998. Phillips is operator of the block and holds a 32.5 percent interest.

The company is actively marketing its expertise in LNG technology and is pursuing equity opportunities in major LNG projects around the world. Additionally, the company and Bechtel Corporation established an alliance to jointly develop LNG projects worldwide. The projects will use Phillips' process, and Bechtel will serve as the engineering and procurement contractor.

During 1996, Phillips secured rights to explore in several new areas. New ventures include a joint exploration agreement with Mobil Corporation for deep-water exploration in the Gulf of Mexico; an exploration and production-sharing contract with the Sultanate of Oman, marking a new phase of exploration for Phillips in the Middle East; and a technical cooperation agreement with South Africa's state-owned oil company for exclusive rights to evaluate two blocks along the eastern coast of Africa. In early 1997, Phillips signed a seven-year license agreement to explore 3 million acres in southeastern Peru, and acquired 38 percent of a license covering 2.3 million acres offshore western Greenland.

Global expansion of the company's chemicals business continues with new production capacity under construction. Opportunities for new locations involving foreign joint-venture partners are also being actively pursued.

Phillips has recently agreed to license its proprietary loop reactor technology, used in the manufacture of polyethylene, in North America. This is the first time in more than 20 years that the company has agreed to license its polyethylene technology in the United States, marking a major shift in the company's U.S. licensing strategy.

Phillips is starting to replace many of its business and operating computer systems. The new systems, based on software from SAP America, Inc. and Oracle Corporation, will replace older legacy systems and allow employees at different locations to share financial and operating information more efficiently. The first major use of the new software commenced January 1, 1997, in certain areas of the company. Remaining business units and staffs are scheduled for implementation in phases, with project completion targeted for mid-1999. The new systems and software are Year-2000 compatible, thus handling a portion of the company's Year-2000 conversion requirements. The company is currently developing conversion strategies for its remaining systems.

Phillips recognizes that the financial performances of the businesses in the industries in which the company operates are subject to significant fluctuations, and are affected by the uncertainty of oil and natural gas prices. Oil prices have recently been at their highest levels since the Gulf War, and natural gas prices, despite seasonal volatility, have been at their highest level since the mid-1980s. The futures market currently reflects an expectation of declining crude prices throughout 1997. Phillips concurs with this expectation. However, the market remains supported by strong global demand growth, historically low industry inventory levels, and the potential for increased turmoil in the Middle East. Increased gas drilling and rising deliverability may begin to soften natural gas prices as the heating season ends. Demand growth remains partially dependent on natural gas pricing versus competing fuels, sustained economic growth, and weather variances. The recent levels of oil and gas prices have contributed significantly to the company's ability to improve its financial performance, increase its cash balance, sustain its capital budget, and fund its new growth initiatives.


CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Phillips is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the company, or its Management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to the company's ability to obtain agreements from co-venturers or partners, and governments; engage drilling, construction and other contractors; obtain economical and timely financing; geology, land or sea, or ocean conditions; world prices for oil, natural gas and natural gas liquids; foreign and United States laws, including tax laws; and the favorable resolution in the case of J-Block of current litigation.

  o Plans for the construction, modernization or debottlenecking of domestic and foreign refineries and chemical plants, and the timing of production from such plants are subject to, in certain instances, approval from the company's and/or subsidiaries' Boards of Directors; and in general, to the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of building, environmental and other permits; the availability of specialized contractors and work force; worldwide prices and demand for the products; availability of raw materials; and transportation in the form of pipelines, railcars or trucks; and, in certain instances, loan or project financing.

  o The ability to meet liquidity requirements, including the funding of the company's capital program from operations, is subject to changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has no control, and to a lesser extent the commodity prices for its chemical and other products; its ability to operate its refineries and chemical plants consistently; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

  o Estimates of proved reserves, raw natural gas supplies, cost estimates of the Ekofisk II project, and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements; however, new or revised information or changes in scope or economics could cause results to vary, perhaps materially.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    PHILLIPS PETROLEUM COMPANY

                  INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Management....................................       64

Report of Independent Auditors..........................       65

Consolidated Statement of Income for the years
  ended December 31, 1996, 1995 and 1994................       66

Consolidated Balance Sheet at December 31, 1996
  and 1995..............................................       67

Consolidated Statement of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994................       68

Consolidated Statement of Changes in Common Stockholders'
  Equity for the years ended December 31, 1996,
  1995 and 1994.........................................       69

Accounting Policies.....................................       70

Notes to Financial Statements...........................       73

Supplementary Information

     Oil and Gas Operations.............................      101

     Selected Quarterly Financial Data..................      119


              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation Accounts and Reserves............      124


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

The company maintains an internal control structure designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal control structure is supported by written policies and guidelines and is complemented by a staff of internal auditors. Management believes that the system of internal controls in place at December 31, 1996, provides reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

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

February 21, 1997

-----------------------------------------------------------------
Report of Independent Auditors


The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective
April 1, 1995 the company adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


                               /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP
Tulsa, Oklahoma
February 21, 1997

------------------------------------------------------------------
Consolidated Statement of Income        Phillips Petroleum Company

Years Ended December 31                    Millions of Dollars
                                       ---------------------------
                                          1996      1995      1994
                                       ---------------------------
Revenues
Sales and other operating revenues     $15,731    13,368    12,211
Equity in earnings of
  affiliated companies                       4       127        84
Other revenues                              72        26        72
------------------------------------------------------------------
    Total Revenues                      15,807    13,521    12,367
------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products         9,896     8,182     7,292
Production and operating expenses        2,078     2,143     2,192
Exploration expenses                       254       198       226
Selling, general and
  administrative expenses                  509       500       478
Depreciation, depletion and
  amortization                             941       871       794
Taxes other than income taxes              264       266       271
Interest expense                           217       265       250
Preferred dividend requirements of
  subsidiary and capital trust              47        32        32
------------------------------------------------------------------
    Total Costs and Expenses            14,206    12,457    11,535
------------------------------------------------------------------
Income before income taxes, subsidiary
  stock transaction and Kenai LNG tax
  settlement                             1,601     1,064       832
Gain on subsidiary stock transaction         -         -        20
Kenai LNG tax settlement                   571         -         -
------------------------------------------------------------------
Income before income taxes               2,172     1,064       852
Provision for income taxes                 869       595       368
------------------------------------------------------------------
Net Income                             $ 1,303       469       484
==================================================================

Net Income Per Share of Common Stock   $  4.96      1.79      1.85
------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)                       262,919   261,989   261,529
------------------------------------------------------------------
See Accounting Policies and Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company

At December 31                                Millions of Dollars
                                              -------------------
                                                 1996        1995
                                              -------------------
Assets
Cash and cash equivalents                     $   615          67
Accounts and notes receivable
  (less allowances: 1996--$20; 1995--$15)       1,988       1,522
Inventories                                       472         505
Deferred income taxes                             117         229
Prepaid expenses and other current assets         114          86
-----------------------------------------------------------------
    Total Current Assets                        3,306       2,409
Investments and long-term receivables             912         841
Properties, plants and equipment (net)          9,120       8,493
Deferred income taxes                              85         121
Deferred charges                                  125         114
-----------------------------------------------------------------
Total                                         $13,548      11,978
=================================================================

Liabilities
Accounts payable                              $ 1,793       1,494
Notes payable and long-term debt due
  within one year                                 574          19
Accrued income and other taxes                    483         922
Other accruals                                    287         380
-----------------------------------------------------------------
    Total Current Liabilities                   3,137       2,815
Long-term debt                                  2,555       3,097
Accrued dismantlement, removal and
  environmental costs                             783         657
Deferred income taxes                           1,047         948
Employee benefit obligations                      425         400
Other liabilities and deferred credits            700         522
-----------------------------------------------------------------
Total Liabilities                               8,647       8,439
-----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                              350         351
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trust I                                 300           -
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares authorized
  at $1.25 par value
    Issued (306,380,511 shares)
        Par value                                 383         383
        Capital in excess of par                1,999       1,966
    Treasury stock (at cost: 1996--13,878,480
      shares; 1995--15,047,246 shares)           (757)       (827)
    Compensation and Benefits Trust (CBT)
      (at cost: 1996 and 1995--
      29,200,000 shares)                         (989)       (989)
Foreign currency translation adjustments           54          39
Unearned employee compensation--Long-Term
  Stock Savings Plan (LTSSP)                     (378)       (414)
Retained earnings                               3,939       3,030
-----------------------------------------------------------------
Total Common Stockholders' Equity               4,251       3,188
-----------------------------------------------------------------
Total                                         $13,548      11,978
=================================================================
See Accounting Policies and Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Statement of Cash Flows    Phillips Petroleum Company

Years Ended December 31                     Millions of Dollars
                                         -------------------------
                                            1996     1995     1994
                                         -------------------------
Cash Flows from Operating Activities
Net income                               $ 1,303      469      484
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                         941      871      794
      Dry hole costs and leasehold
        impairment                           117       66       95
      Deferred taxes                         163        9      (51)
      Other                                   41      (77)     (38)
    Working capital adjustments
      Increase (decrease) in aggregate
        balance of accounts receivable
        sold                                (200)     200        -
      Increase in other accounts and
        notes receivable                    (265)    (245)     (82)
      Decrease (increase) in inventories      31       25      (10)
      Decrease (increase) in prepaid
        expenses and other current assets    (26)      12       22
      Increase in accounts payable           295      130       15
      Increase (decrease) in taxes and
        other accruals                      (315)     136      (26)
------------------------------------------------------------------
Net Cash Provided by Operating Activities  2,085    1,596    1,203
------------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                (1,544)  (1,456)  (1,154)
Proceeds from asset dispositions             101      142      266
Long-term advances to affiliates and
  other investments                          (98)     (39)     (20)
------------------------------------------------------------------
Net Cash Used for Investing Activities    (1,541)  (1,353)    (908)
------------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                             616      610    1,335
Repayment of debt                           (630)    (619)  (1,447)
Issuance of common stock                      25        9       12
Issuance of company-obligated mandatorily
  redeemable preferred securities            300        -        -
Dividends paid on common stock              (329)    (313)    (293)
Other                                         22      (56)     172
------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                         4     (369)    (221)
------------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                548     (126)      74
Cash and cash equivalents at
  beginning of year                           67      193      119
------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                             $  615       67      193
==================================================================
See Accounting Policies and Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Statement of Changes       Phillips Petroleum Company
in Common Stockholders' Equity


                                    Shares of Common Stock
                             -------------------------------------
                                              Held in      Held in
                                  Issued     Treasury          CBT
                             -------------------------------------
December 31, 1993            277,180,511   15,700,279            -
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                         (158,205)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Other
------------------------------------------------------------------
December 31, 1994            277,180,511   15,542,074            -
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                         (494,828)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Establishment of CBT          29,200,000                29,200,000
Other
------------------------------------------------------------------
December 31, 1995            306,380,511   15,047,246   29,200,000
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                       (1,168,766)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Other
------------------------------------------------------------------
December 31, 1996            306,380,511   13,878,480   29,200,000
==================================================================



------------------------------------------------------------------
Consolidated Statement of Changes       Phillips Petroleum Company
in Common Stockholders' Equity


                                     Millions of Dollars
                            --------------------------------------
                                         Common Stock
                            --------------------------------------
                              Par      Capital in   Treasury
                            Value   Excess of Par      Stock   CBT
                            --------------------------------------
December 31, 1993            $346             977       (885)    -
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                           15         26
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Other                                           4
------------------------------------------------------------------
December 31, 1994             346             996       (859)    -
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                           16         32
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Establishment of CBT           37             952             (989)
Other                                           2
------------------------------------------------------------------
December 31, 1995             383           1,966       (827) (989)
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                           26         70
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Other                                           7
------------------------------------------------------------------
December 31, 1996            $383           1,999       (757) (989)
==================================================================



------------------------------------------------------------------
Consolidated Statement of Changes       Phillips Petroleum Company
in Common Stockholders' Equity


                                      Millions of Dollars
                             -------------------------------------
                                 Foreign       Unearned
                                Currency       Employee
                             Translation   Compensation   Retained
                             Adjustments        --LTSSP   Earnings
                             -------------------------------------

December 31, 1993                    (14)          (487)     2,751
Net income                                                     484
Cash dividends paid on
  common stock                                                (293)
Distributed under incentive
  compensation plans                                           (45)
Recognition of LTSSP
  unearned compensation                              36
Tax benefit of dividends on
  unallocated LTSSP shares                                       8
Current period translation
  adjustment                          30
Other
------------------------------------------------------------------
December 31, 1994                     16           (451)     2,905
Net income                                                     469
Cash dividends paid on
  common stock                                                (313)
Distributed under incentive
  compensation plans                                           (38)
Recognition of LTSSP
  unearned compensation                              37
Tax benefit of dividends on
  unallocated LTSSP shares                                       7
Current period translation
  adjustment                          23
Establishment of CBT
Other
------------------------------------------------------------------
December 31, 1995                     39           (414)     3,030
Net income                                                   1,303
Cash dividends paid on
  common stock                                                (329)
Distributed under incentive
  compensation plans                                           (72)
Recognition of LTSSP
  unearned compensation                              36
Tax benefit of dividends on
  unallocated LTSSP shares                                       7
Current period translation
  adjustment                          15
Other
------------------------------------------------------------------
December 31, 1996                     54           (378)     3,939
==================================================================
See Accounting Policies and Notes to Financial Statements.

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

o Reclassification--Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

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

   Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. For all periods presented, the company's accounting policies comply, in all material respects, with the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities."

o Foreign Currency Translation--Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are accumulated as a separate component of common stockholders' equity. Foreign currency transaction gains and losses are included in current earnings. Most of the company's foreign operations use the local currency as the functional currency.

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

o Income Per Share of Common Stock--Income per share of common stock is calculated based upon the daily weighted-average number of common shares outstanding during the year, including shares held by the LTSSP. Treasury stock and shares held by the CBT are excluded from the daily weighted-average number of common shares outstanding.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Accounting Changes

Effective January 1, 1996, the company made certain changes in the estimated useful lives of its major domestic downstream facilities. This change increased 1996 net income by $19 million, $.07 per share. Also, effective January 1, 1996, the company changed its method of accounting for the depreciation of its Gas Gathering, Processing and Marketing segment's natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. As a result of the change, net income for 1996 was $18 million higher, or $.07 per share. The estimated cumulative effect of the change was not material. These changes were made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice.

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


Note 2--Inventories

Inventories at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1996           1995
                                              -------------------

Crude oil and petroleum products              $136            173
Chemical products                              255            245
Materials, supplies and other                   81             87
-----------------------------------------------------------------
                                              $472            505
=================================================================


Included in the amounts above were inventories valued on a LIFO basis totaling $283 million and $336 million at December 31, 1996 and 1995, respectively. The remainder of the company's inventories are valued under various other methods, including first-in, first-out (FIFO), weighted average and standard cost. The inventories valued under LIFO would have been approximately $604 million and $443 million higher at December 31, 1996 and 1995, respectively, had they been valued using the FIFO method.


Note 3--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1996           1995
                                              -------------------
Investments in and advances to affiliated
  companies                                   $693            661
Long-term receivables                          111            104
Other investments                              108             76
-----------------------------------------------------------------
                                              $912            841
=================================================================


Equity Investments

The company owns investments in chemicals, oil and gas transportation, coal mining, and other industries. In the ordinary course of business, Phillips has related party transactions with most of these equity companies including sales and purchases of feedstocks and finished products, as well as, operating and marketing services. Summarized financial information for all entities accounted for using the equity method follows:

                                           Millions of Dollars
                                       --------------------------
                                         1996      1995      1994
                                       --------------------------

Revenues                               $3,043     2,776     2,603
Income before income taxes                583       680       579
Net income                                380       470       360
Current assets                            936       758       689
Other assets                            3,372     3,236     2,994
Current liabilities                       887       889       622
Other liabilities                       1,745     1,212     1,525
-----------------------------------------------------------------

At December 31, 1996, retained earnings included $19 million related to the undistributed earnings of these affiliated companies, and distributions received from them were $107 million, $122 million and $103 million in 1996, 1995 and 1994, respectively.

At December 31, 1996, the company's 50 percent interest in Sweeny Olefins Limited Partnership (SOLP), which owns and operates a 2 billion-pounds-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery, was carried at a net investment of $187 million. During construction of this facility, the company made advances to the partnership under a subordinated loan agreement (SLA) to fund certain costs related to completing the project.

In 1992, the company sold participating interests in the SLA to a syndicate of banks for $211 million under a participation agreement. The sale of this receivable is subject to recourse, in that the company has a contingent obligation to pay the amounts due the participating banks if SOLP fails to pay. The balance of the subordinated loan at December 31, 1996, was $152 million. During 1995, SOLP entered into a second subordinated loan agreement with the company, with essentially the same terms as the SLA, for $120 million to fund three new furnaces for the ethylene plant. The balance of this subordinated loan at December 31, 1996, was $95 million. It is not economically practicable to estimate the fair value of the company's obligations to SOLP or to the participating banks.


Note 4--Properties, Plants and Equipment

The company's investment in properties, plants and equipment
(PP&E), with accumulated depreciation, depletion and amortization
(DD&A), at December 31 was:

                              Millions of Dollars
             -----------------------------------------------------
                        1996                        1995
             -------------------------    ------------------------
               Gross               Net     Gross               Net
                PP&E     DD&A     PP&E      PP&E     DD&A     PP&E
             -------------------------    ------------------------

E&P          $11,190    6,782    4,408    10,516    6,556    3,960
GPM            1,974    1,071      903     1,890    1,015      875
RM&T           3,619    1,718    1,901     3,463    1,573    1,890
Chemicals      2,773    1,164    1,609     2,646    1,140    1,506
Corporate
  and Other      547      248      299       573      311      262
------------------------------------------------------------------
             $20,103   10,983    9,120    19,088   10,595    8,493
==================================================================

Note 5--Impairments

During 1996 and 1995, the company recognized the following before-tax impairments:

                                              Millions of Dollars
                                              -------------------
                                              1996           1995
                                              -------------------
Additions to depreciation, depletion and
  amortization
    Point Arguello field                      $106              -
    Canadian oil and gas properties             25              -
    Other E&P properties                         -             81
    Retail service stations                     58              -
    Idle chemical assets                         -              4
    Idle corporate assets                        1             13
-----------------------------------------------------------------
                                               190             98
Reductions in equity earnings
    Point Arguello field                        78              -
-----------------------------------------------------------------
                                              $268             98
=================================================================


After-tax, the above impairments by segment were:

                                              Millions of Dollars
                                              -------------------
                                              1996           1995
                                              -------------------

E&P                                           $144             41
RM&T                                            38              -
Chemicals                                        -              3
Corporate                                        1              7
-----------------------------------------------------------------
                                              $183             51
=================================================================


The facts and circumstances leading to the E&P impairments in 1996 were rapidly declining production rates and updated production forecasts for the Point Arguello field offshore California, and weaker natural gas price outlooks and disappointing drilling and production results on certain Canadian properties. The RM&T impairment in 1996 relates to the company's retail expansion and image improvement program, and includes stations that will be razed and rebuilt and others that the company plans to sell.

The E&P impairments in 1995 were primarily the result of adopting
FASB Statement No. 121, which calls for evaluation of impairment of E&P assets on a field-by-field basis, rather than using one worldwide cost center for proved properties.

The fair values of impaired E&P assets were determined by using the present values of expected future cash flows. The fair values of impaired RM&T assets were determined by using the present values of expected future cash flows, as well as information about sales and purchases of similar property in the same geographic area. The fair values of idle Chemical and Corporate assets considered to be impaired were determined based on information about sales and purchases of similar assets.


Note 6--Accrued Dismantlement, Removal and Environmental Costs

At December 31, 1996 and 1995, the company had accrued
$686 million and $548 million, respectively, of dismantlement and removal costs, primarily related to worldwide offshore production facilities and to production facilities at Prudhoe Bay in Alaska. Estimated total future dismantlement and removal costs at December 31, 1996, were $940 million. These costs are accrued primarily on the unit-of-production method.

Phillips had accrued environmental costs, primarily related to cleanup of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations, and other various costs, of $49 million and $58 million at December 31, 1996 and 1995, respectively. Phillips had also accrued $33 million and $34 million of environmental costs associated with discontinued or sold operations at December 31, 1996 and 1995, respectively. Also, $9 million and $7 million were included at December 31, 1996 and 1995, respectively, for sites where the company has been named a Potentially Responsible Party. At the same dates, $6 million and $10 million, respectively, had been accrued for other environmental litigation. At December 31, 1996 and 1995, total environmental accruals were $97 million and $109 million, respectively.

Note 7--Debt

Long-term debt due after one year at December 31 was:

                                             Millions of Dollars
                                            ---------------------
                                              1996           1995
                                            ---------------------

9 1/2% Notes Due 1997                       $  300            300
9 3/8% Notes Due 20ll                          349            349
9.18% Notes Due September 15, 2021             300            300
9% Notes Due 2001                              250            250
8.86% Notes Due May 15, 2022                   250            250
8.49% Notes Due January 1, 2023                250            250
7.92% Notes Due April 15, 2023                 250            250
7.20% Notes Due November 1, 2023               250            250
6.65% Notes Due March 1, 2003                  100            100
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 Due 2007                          20             20
Revolving debt due to banks and others
  through 2001 at 4% - 9%                      232            220
Guarantees of LTSSP bank loans payable
  at 4.8825% - 6.2%                            451            476
Medium-term notes due various years
  at 7.6% - 8%                                 100            100
Other obligations                               27              1
-----------------------------------------------------------------
Total debt                                   3,129          3,116
Notes payable and long-term debt due
  within one year                             (574)           (19)
-----------------------------------------------------------------
Long-term debt                              $2,555          3,097
=================================================================


Maturities in 1997 through 2001 are: $574 million (included in current liabilities), $32 million, $85 million, $17 million and $647 million, respectively.

The company's LTSSP has two term loan agreements: one requiring repayment in annual installments through the year 1998, and a second with repayment required in 25 annual installments beginning in 2005. The outstanding balance of the loans at December 31, 1996, were $54 million and $397 million, respectively.

Under the LTSSP $397 million 25-year term bank loan, any participating bank in the syndicate of lenders may cease to participate on November 30, 2001, by giving not less than 180 days' prior notice to the LTSSP and the company. Because of this option, all of the remaining $397 million due under this loan has been included in the year 2001, in the maturities above. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 2005. Each bank participating in the LTSSP loan has the optional right, if the current directors or their approved successors cease to be a majority of the Board of Directors (Board), and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice. (See Note 13 for additional discussion of the LTSSP.)

The company has a $1.1 billion revolving bank credit facility, and a $250 million commercial paper program that is supported by a portion of the company's revolving credit line equal to 100 percent of the commercial paper outstanding. At December 31, 1996, nothing was outstanding under this facility, while
$106 million of the facility supported the commercial paper program. At December 31, 1995, the revolving debt, including the commercial paper, was classified as non-current based on the company's ability and intent to refinance it on a long-term basis.

During 1996, the company's wholly owned subsidiary, Phillips
Petroleum Company Norway, reduced its revolving credit facility from $500 million to $300 million. At December 31, 1996,
$118 million of this facility was outstanding.

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


Note 8--Contingencies

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

Tax--The company has a number of issues outstanding with the IRS related to tax years 1983 through 1992 that can proceed toward final settlement as a result of resolving the Kenai LNG tax case. Although it is too early to determine the final financial effects of resolving these open years, a favorable outcome would have a positive effect on net income and cash flow, while an unfavorable one would not impact the company's net income or cash position. While total resolution may require a number of years, the majority of these open years are expected to be resolved in the near term.

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

Note 9--Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts Held for Purposes
Other Than Trading

The company and certain of its subsidiaries use financial and commodity-based derivative contracts to manage exposures to currency and commodity price fluctuations. For every derivative contract used, there is an offsetting physical or financial position, firm commitment or anticipated transaction. Neither Phillips nor its subsidiaries hold or issue derivative financial instruments with leveraged features. In 1996 and 1995, the net realized and unrealized gains and losses from derivative contracts were not material to the company's financial statements.

Financial Derivative Contracts--The company uses forward exchange contracts to manage exposures to currency exchange rate fluctuations associated with certain assets, liabilities and firm commitments. In addition, these contracts are also used to manage exposures to currency exchange rate fluctuations stemming from a foreign subsidiary's anticipated purchases denominated in dollars and anticipated sales denominated in various European currencies. All forward exchange contracts are adjusted monthly to fair market value with recognition of the resulting gains and losses. The following table summarizes the company's major currency hedging activities. The notional amounts represent only the amounts hedged, not the net market exposure, which is significantly less. Any gains and losses from these positions will offset gains or losses on the underlying exposures.

                                   Notional U.S. Dollar Positions
                                   ------------------------------
                                        Millions of Dollars
                                   ------------------------------
                                                       Average
                                      Year-End        Month-End
                                   -------------    -------------
                                   1996     1995    1996     1995
                                   -------------    -------------
Source of Foreign Currency Risk
Sales of pounds sterling forward
  to hedge sterling-denominated
  receivables from a U.K.
  subsidiary*                      $  -      523     407      416
Purchases of U.S. dollars forward
  by a U.K. subsidiary to hedge
  purchases of crude oil in U.S.
  dollars                            41       27      36       24
Purchases of U.S. dollars forward
  by a Norwegian subsidiary to
  hedge dollar-denominated debt       -        -      37       60
Sales of various European
  currencies forward to hedge
  foreign-currency-denominated
  sales of chemical products          1        1       3        5
-----------------------------------------------------------------
*At December 31, 1996, the company held contracts to sell pounds sterling equivalent to $182 million, and offsetting contracts to buy the same amount. Differences in exchange rates on the various contract dates resulted in an asset of $14 million and a liability of $19 million, both of which will be realized in 1997.


Commodity Derivative Contracts--Phillips uses commodity-based swaps, options and futures to manage exposures to commodity price fluctuations. The following table summarizes the company's major commodity hedging activities. Again, the notional volumes represent only the amounts hedged, not the net market exposure, which is significantly less.

                                            Notional Volume Positions
                                          ----------------------------
                                                            Average
                                            Year-End       Month-End
                              Class of   --------------  -------------
                             Derivative    1996    1995    1996   1995
                             ----------  --------------  -------------

Source of Commodity Price Risk
Natural gas (billions of
  British thermal units)
    Sales of domestic natural
      gas production              Swaps  61,140  36,162  33,368  4,057
                                Futures       -     350       -     86
    Pricing difference
      between purchases and
      sales                       Swaps       -     610     230    451
----------------------------------------------------------------------
Crude oil (thousands of
  barrels)
    Timing differences
      between purchases and
      sales                       Swaps       -       -     343     37
                                Futures   1,050     244     519    255
----------------------------------------------------------------------
Refined products (thousands
  of barrels)
    Feedstock-to-product
      margins on gasoline
      and distillates             Swaps   4,789   2,859   6,401    575
                                Futures     641     638     625    228
----------------------------------------------------------------------


In the case of anticipated transactions, expected product sales or margins are hedged up to 12 months into the future.


Credit Risk

The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and over-the-counter derivative contracts. Phillips' cash equivalents are placed in high-quality time deposits with major international banks and financial institutions, limiting the company's exposure to concentrations of credit risk. The company's trade receivables result primarily from its petroleum and chemicals operations and reflect a broad customer base, both nationally and internationally. The company also routinely assesses the financial strength of its customers.

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

Swaps: Fair value is estimated based on quoted market prices of comparable contracts, and approximates the net gains and losses that would have been realized if the contracts had been closed out at year-end.

Forward exchange contracts: Fair value is estimated by comparing the contract rate to the spot rate in effect on December 31, 1996, and approximates the net gains and losses that would have been realized if the contracts had been closed out at year-end.

Commodity futures: Fair value is based on quoted market prices obtained from NYMEX and IPE.

Certain company financial instruments at December 31 were:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------  -------------
                                     1996     1995   1996    1995
                                   ---------------  -------------
Financial assets
  Forward exchange contracts       $   14        5     14       5
  Futures                               -        *      -       *
  Swaps                                 -        -      *       *
Financial liabilities
  Total debt, including
    current maturities              3,129    3,116 3,293    3,397
  Forward exchange contracts           19        2    19        2
  Futures                               1        1     1        1
  Swaps                                 -        -    12       13
-----------------------------------------------------------------
*Indicates amounts were less than $1 million.

Note 10--Preferred Stock

Preferred Stock of Subsidiary

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


Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips Capital Trust I

During February 1996, the company formed a new statutory business trust, Phillips 66 Capital I (Trust I), of which the company owns all of the common stock. The Trust exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of subordinated debt securities of Phillips.

On May 29, 1996, Trust I completed a $300 million underwritten public offering of 12,000,000 shares of 8.24% Trust Originated Preferred Securities (Preferred Securities). The sole asset of Trust I is $309 million of Phillips' 8.24% Junior Subordinated Deferrable Interest Debentures due 2036 (Subordinated Debt Securities), purchased by Trust I on May 29, 1996. The Subordinated Debt Securities are unsecured obligations of Phillips and subordinate and junior in right of payment to all present and future senior indebtedness of Phillips. The Subordinated Debt Securities and related income statement effects are eliminated in the company's consolidated financial statements. The Subordinated Debt Securities are due May 29, 2036, and are redeemable in whole, or in part, at the option of Phillips, on or after May 29, 2001, at a redemption price of $25 per share, plus accrued and unpaid interest. When the company redeems the Subordinated Debt Securities, Trust I is required to apply all redemption proceeds to the immediate redemption of the Preferred Securities.

Phillips fully and unconditionally guarantees Trust I's obligations under the Preferred Securities.

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


Note 12--Non-Mineral Operating Leases

The company leases ocean transport vessels, tank and hopper railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. At December 31, 1996, future minimum payments due under non-cancelable operating leases were:
                                                        Millions
                                                       of Dollars
                                                       ----------

1997                                                         $ 86
1998                                                           71
1999                                                           56
2000                                                           39
2001                                                           31
Remaining years                                               257
-----------------------------------------------------------------
                                                             $540
=================================================================


The amounts above do not include guaranteed residual values of $208 million, primarily related to two liquefied natural gas tankers under lease through the year 2000.

Operating lease rental expense for years ended December 31
was:
                                           Millions of Dollars
                                         ------------------------
                                         1996      1995      1994
                                         ------------------------

Total rentals                            $108       112       102
Less sublease rentals                       2         3         6
-----------------------------------------------------------------
                                         $106       109        96
=================================================================

Note 13--Employee Benefit Plans

Defined Benefit Plans

The company has defined benefit retirement plans covering substantially all employees. The plans are generally non-contributory, with benefit formulas based on employee earnings and credited service.

Net pension cost was:
                                    Millions of Dollars
                          ---------------------------------------
                              U.S. Plans          Foreign Plans
                          ------------------   ------------------
                          1996   1995   1994   1996   1995   1994
                          ------------------   ------------------

Service cost              $ 36     26     30     14     14     14
Interest cost               57     48     43     20     18     15
Return on assets
  Actual                   (36)   (86)     2    (32)   (36)    (2)
  Deferred gains (losses)   (7)    57    (30)     6     14    (14)
Amortization of
  Net asset                 (7)    (7)    (7)     -      -      -
  Net losses (gains)        19      8     12     (2)    (1)     1
  Prior service cost         3      3      2      1      1      -
-----------------------------------------------------------------
Net pension cost          $ 65     49     52      7     10     14
=================================================================


In determining net pension cost, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years. A table showing the funded status of the plans and a reconciliation with accrued pension cost and deferred gain on reversion at December 31 follows:

                                         Millions of Dollars
                                   ------------------------------
                                     U.S. Plans     Foreign Plans
                                   --------------   -------------
                                    1996     1995   1996     1995
                                   --------------   -------------
Plan assets at fair value          $ 480      380    339      300
-----------------------------------------------------------------
Actuarial present value of
  benefit obligations
    Vested benefits                  478      439    231      193
    Non-vested benefits               31       31      -        -
-----------------------------------------------------------------
Accumulated benefit obligation       509      470    231      193
Effect of projected future
  salary increases                   268      290     84       77
-----------------------------------------------------------------
Projected benefit obligation         777      760    315      270
-----------------------------------------------------------------
Excess asset (obligation)           (297)    (380)    24       30
Unrecognized net asset               (27)     (34)    (1)      (1)
Unrecognized net (gains) losses      138      191    (14)     (16)
Unrecognized prior service cost       44       35     10        9
-----------------------------------------------------------------
Prepaid (accrued) pension cost
  and deferred gain on reversion   $(142)    (188)    19       22
=================================================================

Assumptions--Weighted Average
  at December 31
Rate of compensation increase       4.25%    4.25   4.00     4.00
Discount rate                       7.50     7.25   7.40     7.50
Long-term rate of return on
  assets                           10.50    10.75   8.20     8.20
-----------------------------------------------------------------


The plan assets reflected in the above table include a participating annuity contract, commingled funds, real estate, stocks, bonds and insurance contracts. A foreign plan also holds employee home mortgage loans.

The accumulated benefit obligation reflected above includes
$47 million and $50 million at December 31, 1996 and 1995, respectively, for supplemental retirement plans that are not qualified under the Employee Retirement Income Security Act of 1974 (ERISA). These non-qualified plans are funded by an irrevocable grantor trust, not out of the plan assets reflected in the above schedule. The plan assets shown above for 1995 do not reflect contributions made in 1996 applicable to the 1995 plan year. After adding plan asset contributions of $42 million for the 1995 plan year, which were paid in the following year, and eliminating the non-qualified plan obligations that were not payable from plan assets, the plan assets exceeded accumulated plan liabilities for both 1996 and 1995.

For U.S. plans that are qualified under ERISA, which includes the company's primary retirement plan for employees, the company's funding policy is to contribute at least the minimum required by ERISA. The contribution requirements are determined by an independent actuary using actuarial assumptions and asset valuation techniques allowed by ERISA and generally accepted in the actuarial profession as appropriate for funding purposes. These ERISA funding calculations differ in some important respects from the assumptions and techniques required by financial accounting rules used to prepare the information in the above table. However, the company's qualified U.S. retirement plans have assets that exceed the value of the liabilities accumulated to date, when valued under either set of requirements. For the foreign plans, the value of plan assets is also generally larger than the accumulated benefit obligation. Contributions to foreign plans are dependent upon local laws and tax regulations and, in most cases, are shared by co-venturers.


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

Net postretirement benefit cost was:

                                       Millions of Dollars
                               ----------------------------------
                                    Health             Life
                               ----------------  ----------------
                               1996  1995  1994  1996  1995  1994
                               ----------------  ----------------

Service cost                    $ 2     2     2     1     1     1
Interest cost                     6     6     8     4     4     4
Return on assets
  Actual                          -     -     -    (2)   (2)   (2)
  Deferred losses                 -     -     -     -     -    (1)
Amortization of
  Net losses                      1     1     -     2     1     -
  Prior service cost             (4)   (4)    -    (1)   (1)    -
-----------------------------------------------------------------
Net postretirement benefit cost $ 5     5    10     4     3     2
=================================================================


In determining net postretirement benefit cost, the company has elected to amortize net gains and losses on a straight-line basis over 10 years.

The following table shows the funded status of the plans and a reconciliation with accrued postretirement benefit cost at December 31.

                                         Millions of Dollars
                                    -----------------------------
                                       Health           Life
                                    -------------   -------------
                                     1996    1995   1996     1995
                                    -------------   -------------
Plan assets at fair value, held
  under a reserve deposit contract   $  -       -     31       34
-----------------------------------------------------------------
Accumulated postretirement
  benefit obligation (APBO)
    Retirees                           62      68     53       52
    Fully eligible active
      participants                     10       9      4        4
    Other active participants          10      11      3        4
-----------------------------------------------------------------
                                       82      88     60       60
-----------------------------------------------------------------
APBO in excess of plan assets         (82)    (88)   (29)     (26)
Unrecognized net losses                 2       9     14       15
Unrecognized prior service cost       (13)    (17)    (3)      (4)
-----------------------------------------------------------------
Accrued postretirement benefit
  cost                               $(93)    (96)   (18)     (15)
=================================================================

Financial Assumptions
Discount rate                        7.25%   7.00   7.25     7.00
Long-term rate of return on assets
  (non-taxable)                         -       -   7.00     7.00
Rate of compensation increase           -       -   4.25     4.25
-----------------------------------------------------------------


At December 31, 1996, the health care cost trend rate is assumed to decrease gradually from 7 percent in 1997 to 5 percent in 2003 and 2004. No increases in medical costs are assumed for years beginning in 2005 because of a provision in the health plan which freezes the company's contribution at 2004 levels. The same health care cost trend rate was used at December 31, 1995. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO by $3 million and $4 million at December 31, 1996 and 1995, respectively, and the aggregate of the service and interest cost components by $1 million for both 1996 and 1995.

For both defined benefit plans and other postretirement plans, certain financial assumptions are utilized in determining the company's projected benefit obligation. These assumptions are examined periodically by the company, and any required changes are incorporated in the subsequent determination of projected benefit obligations.

Termination Benefits

The company recorded charges of $4 million, $69 million and $59 million for severance benefits in connection with work force reductions in 1996, 1995 and 1994, respectively.


Defined Contribution Plans

Most employees may elect to participate in the company-sponsored Thrift Plan by contributing a portion of their earnings to any of several investment funds. A percentage of the employee contribution is matched by the company. Company contributions charged to expense were $6 million each in 1996, 1995 and 1994.

The company LTSSP is a leveraged employee stock ownership plan. Most employees may elect to participate in the LTSSP by contributing 1 percent of their salary and receiving an allocation of shares of common stock proportionate to their contributions.
In 1990 and 1988, the LTSSP borrowed funds that were used to purchase previously unissued shares of company common stock.
Since the company guarantees the LTSSP's borrowings, the unpaid balance is reported as a liability of the company and unearned compensation is shown as a reduction of common stockholders' equity. Dividends on all shares are charged against retained earnings. The debt is serviced by the LTSSP from company contributions and dividends received on certain shares of common stock held by the plan. The shares held by the LTSSP are released for allocation to participant accounts based on debt service payments on LTSSP borrowings. In addition, during the period from 1998 through 2005, when no debt principal payments are scheduled to occur, the company has committed to make direct contributions to the LTSSP to ensure a certain minimum level of stock allocation to participant accounts.

The company recognizes interest expense as incurred and compensation expense based on the cost of shares released, using the shares-allocated method. The company recognized total LTSSP expense of $30 million, $33 million and $23 million in 1996, 1995 and 1994, respectively. This included compensation expense of $30 million, $29 million and $22 million in 1996, 1995 and 1994, respectively. Company contributions to the LTSSP in 1996, 1995 and 1994 were $14 million, $21 million and $12 million, respectively. Dividends used to service debt were $39 million, $36 million and $37 million in 1996, 1995 and 1994, respectively. These dividends reduced the amount of expense recognized each period. Interest incurred on the LTSSP debt in 1996, 1995 and 1994 was $27 million, $31 million and $24 million, respectively.

The total LTSSP shares as of December 31, 1996, were:

Unallocated shares                                     14,570,641
Allocated shares                                       16,427,907
-----------------------------------------------------------------
Total LTSSP shares                                     30,998,548
=================================================================


Incentive Compensation Plans

The company has a Performance Incentive Program and an Annual Incentive Compensation Plan to provide awards to most employees with additional compensation if key safety, operating and financial objectives are met. In anticipation of awards under both of these plans and the Omnibus Securities Plan, provisions of $75 million, $52 million and $45 million were charged against earnings in 1996, 1995 and 1994, respectively.

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

Stock options granted under provisions of the Plan and earlier plans permit purchase of the company's common stock at exercise prices equivalent to the average market price of the stock on the date the options were granted. The options have terms of 10 years and normally become exercisable in increments of up to 25 percent on each anniversary date following the date of grant. Stock Appreciation Rights (SARs) may from time to time be affixed to the options. Options exercised in the form of SARs permit the holder to receive stock, or a combination of cash and stock, subject to a declining cap on the exercise price.

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
(APB No. 25), and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Because the exercise price of Phillips' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. The effect of applying the fair-value method of Statement No. 123 to the company's stock-based awards would result in net income and earnings per share that are not materially different from amounts reported in the financial statements. A summary of Phillips' stock option activity follows:

                                                 Weighted-Average
                                        Options    Exercise Price
                                     ----------  ----------------
Outstanding at December 31, 1993      5,614,501            $23.01
Granted                               1,528,200             30.51
Exercised                              (672,509)            20.52
Forfeited                              (145,156)            30.00
-----------------------------------------------------------------
Outstanding at December 31, 1994      6,325,036             24.93
Granted                               1,331,972             31.73
Exercised                              (529,094)            22.12
Forfeited                               (45,193)            30.41
-----------------------------------------------------------------
Outstanding at December 31, 1995      7,082,721             26.38
Granted                               1,292,707             35.25
Exercised                            (1,384,966)            22.58
Forfeited                               (27,059)            33.74
-----------------------------------------------------------------
Outstanding at December 31, 1996      6,963,403            $28.75
=================================================================

Outstanding at December 31, 1996

                                        Weighted-Average
                                ---------------------------------
Exercise prices:      Options   Remaining Lives    Exercise Price
                    ---------   ---------------    --------------
$12.63 to $31.44    5,475,485        5.68 years            $27.01
$32.25 to $44.25    1,487,918        8.91 years             35.17
-----------------------------------------------------------------

                                                 Weighted-Average
                                        Options    Exercise Price
                                      ---------  ----------------
Exercisable
At December 31, 1996
Exercise prices: $12.63 to $31.44     3,548,226            $25.53
                 $32.25 to $44.25        78,608             34.62
-----------------------------------------------------------------

At December 31, 1995                  3,915,145            $23.75
-----------------------------------------------------------------

At December 31, 1994                  3,330,508            $22.42
-----------------------------------------------------------------


Compensation and Benefits Trust

In 1995, the company established the CBT, an irrevocable grantor trust, administered by an independent trustee and designed to acquire, hold and distribute shares of the company's common stock to fund certain future compensation and benefit obligations of the company. The CBT does not increase or alter the amount of benefits or compensation that will be paid under existing plans, but offers the company enhanced financial flexibility in providing the funding requirements of those plans. Phillips also has flexibility in determining the timing of distributions of shares from the CBT to fund compensation and benefits, subject to a minimum distribution schedule. The trustee votes shares held by the CBT in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

The company sold 29.2 million shares of previously unissued Phillips common stock, $1.25 par value, to the CBT in exchange for cash previously contributed to the CBT by Phillips in the amount of $37 million and a promissory note from the CBT to Phillips of $952 million. The CBT is consolidated by Phillips, therefore the cash contribution and promissory note are eliminated in consolidation. Shares held by the CBT are valued at cost and do not affect earnings per share or total common stockholders' equity until after they are transferred out of the CBT. All shares are required to be transferred out of the CBT by January 1, 2021.


Note 14--Taxes

Taxes charged to income were:

                                            Millions of Dollars
                                          -----------------------
                                            1996    1995     1994
                                          -----------------------
Taxes Other Than Income Taxes
Property                                  $   80      83       91
Production                                    65      54       56
Payroll                                       56      59       56
Environmental                                 40      58       57
Other                                         23      12       11
-----------------------------------------------------------------
                                             264     266      271
-----------------------------------------------------------------
Income Taxes
Federal
  Current                                     (6)     95       74
  Deferred                                   189      18      (41)
Foreign
  Current                                    624     520      340
  Deferred                                    43     (43)     (14)
State and local
  Current                                     (2)      7        6
  Deferred                                    21      (2)       3
-----------------------------------------------------------------
                                             869     595      368
-----------------------------------------------------------------
Total taxes charged to income             $1,133     861      639
=================================================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                1996         1995
                                              -------------------
Deferred Tax Liabilities
Depreciation, depletion and amortization      $2,001        1,786
Other                                             41           36
-----------------------------------------------------------------
Total deferred tax liabilities                 2,042        1,822
-----------------------------------------------------------------
Deferred Tax Assets
Contingency accruals                              47          154
Benefit plan accruals                            212          200
Accrued dismantlement, removal and
  environmental costs                            279          238
Other financial accruals and deferrals           130          116
Alternative minimum tax and other
  credit carryforwards                           343          316
Loss carryforwards                               359          327
Depreciation, depletion and amortization          13            6
Other                                             21           22
-----------------------------------------------------------------
Total deferred tax assets                      1,404        1,379
Less valuation allowance                         208          155
-----------------------------------------------------------------
Net deferred tax assets                        1,196        1,224
-----------------------------------------------------------------
Net deferred tax liabilities                  $  846          598
=================================================================


Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices, costs and tax rates. Based on the company's historical taxable income, its expectations for the future, and available tax planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The valuation allowance increased $53 million during 1996, primarily due to an increase in loss carryforwards for various companies.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. At December 31, 1996 and 1995, these temporary differences were $248 million and $349 million, respectively.

Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and foreign income before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:
                                                      Percent of
                           Millions of Dollars       Pretax Income
                           --------------------  --------------------
                             1996   1995   1994   1996    1995   1994
                           --------------------  --------------------
Income before income taxes
  United States            $1,179    332    346   54.3%   31.2   40.6
  Foreign                     993    732    506   45.7    68.8   59.4
---------------------------------------------------------------------
                           $2,172  1,064    852  100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax               $  760    372    298   35.0%   35.0   35.0
Foreign taxes in excess of
  federal statutory rate      337    267    169   15.5    25.0   19.8
Credit for producing fuel
  from a non-conventional
  source                      (27)   (31)   (44)  (1.2)   (2.9)  (5.2)
Capital-loss carryforward       -      -    (50)     -       -   (5.8)
Kenai LNG tax settlement     (194)     -      -   (9.0)      -      -
Other                          (7)   (13)    (5)   (.3)   (1.2)   (.6)
---------------------------------------------------------------------
                           $  869    595    368   40.0%   55.9   43.2
=====================================================================


Excise taxes accrued on the sale of petroleum products were $1,257 million, $1,150 million and $1,121 million for the years ended December 31, 1996, 1995 and 1994, respectively. These taxes are excluded from reported revenues and expenses.

Kenai LNG Tax Settlement--On February 26, 1996, the U.S. Tax Court's previous decisions related to the company's sales of liquefied natural gas (LNG) from its Kenai, Alaska, facility to Japan, became final. The Tax Court's decisions supported the company's position that more than 50 percent of the income for years 1975 through 1978 was from a foreign source. The favorable resolution of this issue increased net income in 1996 by $565 million.

Note 15--Cash Flow Information

                                           Millions of Dollars
                                         ------------------------
                                         1996      1995      1994
                                         ------------------------
Non-Cash Investing and Financing
  Activities
Treasury stock awards issued (canceled)
  under incentive compensation plans     $ (3)        2       (15)
Issuance of promissory notes to purchase
  property, plant and equipment            26         -         -
Contribution of non-cash net assets to
  equity-method affiliates                  -        55       109
Common stock issued to establish CBT        -       989         -
-----------------------------------------------------------------
Cash Payments
Interest
  Debt                                   $220       224       235
  Taxes and other                          41        19        48
-----------------------------------------------------------------
                                         $261       243       283
=================================================================
Income taxes                             $765       576       451
-----------------------------------------------------------------


Note 16--Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          1996     1995      1994
                                         ------------------------
Interest
Incurred
  Debt                                   $ 222      228       237
  Other                                     26       67        28
-----------------------------------------------------------------
                                           248      295       265
Capitalized                                (31)     (30)      (15)
-----------------------------------------------------------------
Expensed                                 $ 217      265       250
=================================================================
Maintenance and Repairs--expensed        $ 416      413       441
-----------------------------------------------------------------
Research and Development
  Expenditures--expensed                 $  59       51        71
-----------------------------------------------------------------
Foreign Currency Transaction
  Gains (Losses)--after-tax              $  41       (3)        3
-----------------------------------------------------------------
Cash Dividends paid per
  common share                           $1.25    1.195      1.12
-----------------------------------------------------------------

Note 17--Segment and Geographic Information

The company is involved in four business segments: 1) Exploration and Production (E&P)--explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis; 2) Gas Gathering, Processing and Marketing (GPM)--gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico; 3) Refining, Marketing and Transportation (RM&T)-- refines, markets and transports crude oil and petroleum products, primarily in the United States; 4) Chemicals--fractionates natural gas liquids and manufactures and markets a broad range of petroleum-based chemical products on a worldwide basis.
Corporate and Other includes general corporate overhead, net interest expense and various other operations.

Sales within Phillips by business segment and by geographic area are at market value. Operating profit excludes general corporate revenue and expense, interest, minority interest, equity in earnings of affiliates, and income taxes. Income taxes are allocated based upon each segment's taxable income reduced by applicable tax credits. Corporate assets include all cash and cash equivalents.

Analysis of Results by Business Segment

                                             Millions of Dollars
                                      --------------------------------
                                         E&P        GPM           RM&T
                                      --------------------------------
1996
Sales and Other Operating Revenues
    Outside customers                 $2,574        913          9,054
    Sales within Phillips              1,288        804            522
----------------------------------------------------------------------
      Segment sales                   $3,862      1,717          9,576
======================================================================
Operating Profit                      $1,315        232             82
    Equity in earnings of affiliates     (56)         -             18
    Preferred dividend requirements
      of subsidiary and capital
      trust, and other minority
      interests                           (1)         -              -
    Corporate/non-operating items
        Interest expense                   -          -              -
        Kenai LNG tax settlement           -          -              -
        Other                              -          -              -
    Income taxes                        (748)       (88)           (29)
----------------------------------------------------------------------
      Net income                      $  510        144             71
======================================================================
Assets
    Identifiable assets               $5,376      1,112          2,745
    Investments in and advances
      to affiliated companies            140          4            111
----------------------------------------------------------------------
      Total assets                    $5,516      1,116          2,856
======================================================================
Depreciation, Depletion and
  Amortization                        $  576         73            172
----------------------------------------------------------------------
Capital Expenditures and Investments  $  981         85            209
----------------------------------------------------------------------


1995
Sales and Other Operating Revenues
    Outside customers                 $2,224        481          7,674
    Sales within Phillips              1,096        641            366
----------------------------------------------------------------------
      Segment sales                   $3,320      1,122          8,040
======================================================================
Operating Profit                      $  901         13             38
    Equity in earnings of affiliates      39          -             17
    Preferred dividend requirements
      of subsidiary and other
      minority interests                  (1)         -              -
    Corporate/non-operating items
        Interest expense                   -          -              -
        Other                              -          -              -
    Income taxes                        (549)        (3)           (15)
----------------------------------------------------------------------
      Net income (loss)               $  390         10             40
======================================================================
Assets
    Identifiable assets               $4,828      1,048          2,543
    Investments in and advances
      to affiliated companies            225          5             87
----------------------------------------------------------------------
      Total assets                    $5,053      1,053          2,630
======================================================================
Depreciation, Depletion and
  Amortization                        $  520         73            133
----------------------------------------------------------------------
Capital Expenditures and Investments  $  856        274            150
----------------------------------------------------------------------


1994
Sales and Other Operating Revenues
    Outside customers                 $1,787        595          7,029
    Sales within Phillips                948        596            366
----------------------------------------------------------------------
      Segment sales                   $2,735      1,191          7,395
======================================================================
Operating Profit                      $  708         45            187
    Equity in earnings of affiliates      36          3             15
    Preferred dividend requirements
      of subsidiary and other
      minority interests                  (2)         -              -
    Corporate/non-operating items
        Interest expense                   -          -              -
        Other                              -          -              -
    Income taxes                        (400)       (17)           (66)
----------------------------------------------------------------------
      Net income (loss)               $  342         31           136
======================================================================
Assets
    Identifiable assets               $4,445        829          2,726
    Investments in and advances
      to affiliated companies            252          6             24
----------------------------------------------------------------------
      Total assets                    $4,697        835          2,750
======================================================================
Depreciation, Depletion and
  Amortization                        $  446         70            128
----------------------------------------------------------------------
Capital Expenditures and Investments  $  707        172            100
----------------------------------------------------------------------



Analysis of Results by Business Segment


                                           Millions of Dollars
                                   -----------------------------------
                                              Corporate
                                   Chemicals  and Other*  Consolidated
                                   -----------------------------------
1996
Sales and Other Operating Revenues
    Outside customers                 $3,185          5         15,731
    Sales within Phillips                698         36              -
----------------------------------------------------------------------
      Segment sales                   $3,883         41         15,731
======================================================================
Operating Profit                      $  344          7          1,980
    Equity in earnings of affiliates      42          -              4
    Preferred dividend requirements
      of subsidiary and capital
      trust, and other minority
      interests                            -        (47)           (48)
    Corporate/non-operating items
        Interest expense                   -       (217)          (217)
        Kenai LNG tax settlement           -        571            571
        Other                              -       (118)          (118)
    Income taxes                        (120)       116           (869)
----------------------------------------------------------------------
      Net income                      $  266        312          1,303
======================================================================
Assets
    Identifiable assets               $2,399      1,223         12,855
    Investments in and advances
      to affiliated companies            438          -            693
----------------------------------------------------------------------
      Total assets                    $2,837      1,223         13,548
======================================================================
Depreciation, Depletion and
  Amortization                         $  91         29            941
----------------------------------------------------------------------
Capital Expenditures and Investments   $ 205         64          1,544
----------------------------------------------------------------------


1995
Sales and Other Operating Revenues
    Outside customers                  $2,984         5         13,368
    Sales within Phillips                 541        48              -
----------------------------------------------------------------------
      Segment sales                    $3,525        53         13,368
======================================================================
Operating Profit                       $  482        16          1,450
    Equity in earnings of affiliates       71         -            127
    Preferred dividend requirements
      of subsidiary and other
      minority interests                    -       (32)           (33)
    Corporate/non-operating items
        Interest expense                    -      (265)          (265)
        Other                               -      (215)          (215)
    Income taxes                         (167)      139           (595)
----------------------------------------------------------------------
      Net income (loss)                $  386      (357)           469
======================================================================
Assets
    Identifiable assets                $2,222       676         11,317
    Investments in and advances
      to affiliated companies             344         -            661
----------------------------------------------------------------------
      Total assets                     $2,566       676         11,978
======================================================================
Depreciation, Depletion and
  Amortization                         $  108        37            871
----------------------------------------------------------------------
Capital Expenditures and Investments   $  148        28          1,456
----------------------------------------------------------------------


1994
Sales and Other Operating Revenues
    Outside customers                  $2,793         7         12,211
    Sales within Phillips                 507        45              -
----------------------------------------------------------------------
      Segment sales                    $3,300        52         12,211
======================================================================
Operating Profit                       $  323        (7)         1,256
    Equity in earnings of affiliates       30         -             84
    Preferred dividend requirements
      of subsidiary and other
      minority interests                    -        (32)          (34)
    Corporate/non-operating items
        Interest expense                    -       (250)         (250)
        Other                               -       (204)         (204)
    Income taxes                          (94)       209          (368)
----------------------------------------------------------------------
      Net income (loss)                $  259       (284)          484
======================================================================
Assets
    Identifiable assets                $2,102        778        10,880
    Investments in and advances
      to affiliated companies             291          -           573
----------------------------------------------------------------------
      Total assets                     $2,393        778        11,453
======================================================================
Depreciation, Depletion and
  Amortization                         $  106         44           794
----------------------------------------------------------------------
Capital Expenditures and Investments   $  144         31         1,154
----------------------------------------------------------------------
*Includes certain intersegment eliminations.

Analysis of Results by Geographic Area


                                           Millions of Dollars
                                   -----------------------------------
                                    United             United
                                    States   Norway   Kingdom   Africa
                                   -----------------------------------
1996
Sales and Other Operating Revenues
  Outside customers                $13,211      433     1,251      249
  Sales within Phillips                162      762         -        -
----------------------------------------------------------------------
    Segment sales                  $13,373    1,195     1,251      249
======================================================================
Operating Profit                   $ 1,085      718        32      115
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $   (16)      10         3        -
----------------------------------------------------------------------
Assets
  Identifiable assets              $ 8,041    1,767     1,199      237
  Investments in and advances to
    affiliated companies               478       83        29        -
----------------------------------------------------------------------
    Total assets                   $ 8,519    1,850     1,228      237
======================================================================


1995
Sales and Other Operating Revenues
  Outside customers                $11,107      470     1,037      168
  Sales within Phillips                203      651         3       28
----------------------------------------------------------------------
    Segment sales                  $11,310    1,121     1,040      196
======================================================================
Operating Profit                   $   784      500        (8)     102
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $   104       15         4        -
----------------------------------------------------------------------
Assets
  Identifiable assets              $ 7,604    1,552       950      227
  Investments in and advances to
    affiliated companies               454       92        24        -
----------------------------------------------------------------------
    Total assets                   $ 8,058    1,644       974      227
======================================================================


1994
Sales and Other Operating Revenues
  Outside customers                $10,233      426       979      165
  Sales within Phillips                141      483         2       47
----------------------------------------------------------------------
    Segment sales                  $10,374      909       981      212
======================================================================
Operating Profit                   $   784      352        16       64
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $    64       14         3        -
----------------------------------------------------------------------
Assets
  Identifiable assets              $ 7,602    1,292       734      206
  Investments in and advances to
    affiliated companies               362      102        24        -
----------------------------------------------------------------------
    Total assets                   $ 7,964    1,394       758      206
======================================================================



Analysis of Results by Geographic Area


                                          Millions of Dollars
                                   -----------------------------------
                                     Other                   Worldwide
                                     Areas    Corporate   Consolidated*
                                   -----------------------------------
1996
Sales and Other Operating Revenues
  Outside customers                $   587            -         15,731
  Sales within Phillips                 62            -              -
----------------------------------------------------------------------
    Segment sales                  $   649            -         15,731
======================================================================
Operating Profit                   $    30            -          1,980
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $     7            -              4
----------------------------------------------------------------------
Assets
  Identifiable assets              $   543        1,068         12,855
  Investments in and advances to
    affiliated companies               103            -            693
----------------------------------------------------------------------
    Total assets                   $   646        1,068         13,548
======================================================================


1995
Sales and Other Operating Revenues
  Outside customers                $   586            -         13,368
  Sales within Phillips                 64            -              -
----------------------------------------------------------------------
    Segment sales                  $   650            -         13,368
======================================================================
Operating Profit                   $    72            -          1,450
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $     4            -            127
----------------------------------------------------------------------
Assets
  Identifiable assets              $   460          524         11,317
  Investments in and advances to
    affiliated companies                91            -            661
----------------------------------------------------------------------
    Total assets                   $   551          524         11,978
======================================================================


1994
Sales and Other Operating Revenues
  Outside customers                $   408            -         12,211
  Sales within Phillips                 35            -              -
----------------------------------------------------------------------
    Segment sales                  $   443            -         12,211
======================================================================
Operating Profit                   $    40            -          1,256
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $     3            -             84
----------------------------------------------------------------------
Assets
  Identifiable assets              $   451          595         10,880
  Investments in and advances to
    affiliated companies                85            -            573
----------------------------------------------------------------------
    Total assets                   $   536          595         11,453
======================================================================
*After elimination of intergeographic transactions.


Export sales totaled $522 million, $507 million and $382 million for 1996, 1995 and 1994, respectively.

-----------------------------------------------------------------
Oil and Gas Operations
Exploration and Production

In accordance with FASB Statement No. 69, "Disclosures about Oil and Gas Producing Activities," and regulations of the Securities and Exchange Commission, the company is making certain disclosures about its oil and gas exploration and production operations. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that some of the data are necessarily imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. Accordingly, this information may not necessarily represent the present financial condition of the company or its expected future results.


Contents--Oil and Gas Operations
-----------------------------------------------------------------

Proved Reserves Worldwide                                     102

Results of Operations                                         108

Statistics                                                    110

Costs Incurred                                                114

Capitalized Costs                                             115

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                          116

o Proved Reserves Worldwide

                                       Crude Oil
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1993            842     293     361       37      97     54
Revisions of
  previous estimates    68      (1)     74       (5)      -      -
Improved recovery       17       5      12        -       -      -
Purchases of
  reserves in place      6       2       -        4       -      -
Extensions and
  discoveries           23      11       -        8       3      1
Production             (76)    (33)    (31)      (2)     (8)    (2)
Sales of reserves
  in place              (3)     (3)      -        -       -      -
------------------------------------------------------------------
End of 1994            877     274     416       42      92     53
Revisions of
  previous estimates     -      (7)     (1)       1       8     (1)
Improved recovery       77      11      64        -       -      2
Purchases of
  reserves in place      3       1       -        2       -      -
Extensions and
  discoveries           29      20       -        6       3      -
Production             (82)    (29)    (37)      (1)     (9)    (6)
Sales of reserves
  in place              (9)     (9)      -        -       -      -
------------------------------------------------------------------
End of 1995            895     261     442       50      94     48
Revisions of
  previous estimates    20      (4)     12        4       5      3
Improved recovery       49      13      36        -       -      -
Purchases of
  reserves in place      2       2       -        -       -      -
Extensions and
  discoveries           10       6       -        1       2      1
Production             (80)    (25)    (37)      (2)     (9)    (7)
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1996            895     252     453       53      92     45
==================================================================

Developed
End of 1993            680     245     314        4      83     34
End of 1994            703     226     350        4      89     34
End of 1995            699     200     333       33      91     42
End of 1996            743     183     399       28      90     43
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

                                     Natural Gas
Years Ended         ----------------------------------------------
December 31                     Billions of Cubic Feet
                    ----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                    ----------------------------------------------
Developed and
  Undeveloped
End of 1993          6,069   4,276   1,080      456      32    225
Revisions of
  previous estimates   262      92     172       (8)      -      6
Improved recovery       95       5      83        5       -      2
Purchases of
  reserves in place     84       5       -       79       -      -
Extensions and
  discoveries          473     132       -      233       -    108
Production            (519)   (370)   (106)     (23)      -    (20)
Sales of reserves
  in place             (88)    (88)      -        -       -      -
------------------------------------------------------------------
End of 1994          6,376   4,052   1,229      742      32    321
Revisions of
  previous estimates   420     254     (32)      19     213    (34)
Improved recovery       62       4      58        -       -      -
Purchases of
  reserves in place     92      34       -       48       -     10
Extensions and
  discoveries          317     271       -       45       -      1
Production            (543)   (381)   (121)     (18)     (1)   (22)
Sales of reserves
  in place             (16)    (16)      -        -       -      -
------------------------------------------------------------------
End of 1995          6,708   4,218   1,134      836     244    276
Revisions of
  previous estimates    47       -     227      (90)      -    (90)
Improved recovery       58       1      57        -       -      -
Purchases of
  reserves in place     21      21       -        -       -      -
Extensions and
  discoveries          165     141       -        8       -     16
Production            (562)   (394)   (114)     (30)     (2)   (22)
Sales of reserves
  in place             (70)    (70)      -        -       -      -
------------------------------------------------------------------
End of 1996          6,367   3,917   1,304      724     242    180
==================================================================

Developed
End of 1993          5,194   3,827   1,068      148       -    151
End of 1994          5,030   3,694     989      129      32    186
End of 1995          5,362   3,875     806      465      30    186
End of 1996          5,196   3,625   1,109      303      28    131
------------------------------------------------------------------

o  Natural gas production may differ from gas production
   (delivered for sale) on page 110, primarily because the quantities above omit the gas equivalent of the liquids, where applicable, but include gas consumed at the lease.

o Revisions of previous estimates in Norway in 1996 are due in part to higher prices and a new gas contract that allows more produced gas, which previously would have been reinjected, to be sold.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

                                  Natural Gas Liquids
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1993            195     139      31        3      21      1
Revisions of
  previous estimates     8       1       7        -       -      -
Improved recovery        2       -       2        -       -      -
Extensions and
  discoveries            7       4       -        3       -      -
Production             (15)    (12)     (3)       -       -      -
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1994            196     131      37        6      21      1
Revisions of
  previous estimates     8       8       1        -      (1)     -
Improved recovery        4       1       3        -       -      -
Extensions and
  discoveries            4       3       -        1       -      -
Production             (15)    (12)     (3)       -       -      -
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1995            196     130      38        7      20      1
Revisions of
  previous estimates    11       7       4        -       -      -
Improved recovery        2       -       2        -       -      -
Purchases of
  reserves in place      1       1       -        -       -      -
Extensions and
  discoveries            3       3       -        -       -      -
Production             (15)    (12)     (2)       -      (1)     -
------------------------------------------------------------------
End of 1996            198     129      42        7      19      1
==================================================================

Developed
End of 1993            162     132      29        -       -      1
End of 1994            178     125      31        -      21      1
End of 1995            178     125      29        3      20      1
End of 1996            183     124      36        3      19      1
------------------------------------------------------------------

o NGL reserves include estimates of NGL to be extracted from Phillips' leasehold gas at gas processing plants and facilities. Estimates are based at the wellhead and assume full extraction. NGL extraction is attributable to Phillips' E&P operations and GPM operations. NGL production above differs from NGL production per day delivered for sale by E&P and GPM due to gas consumed at the lease and the difference between assumed full extraction and the actual amount of liquids extracted and sold.

o Results of Operations

                                           Millions of Dollars
                           ---------------------------------------------------
                                    United            United             Other
                            Total   States   Norway  Kingdom   Africa    Areas
                           ---------------------------------------------------
1996
Sales                      $1,510      723      308      144      197      138
Transfers                   1,347      590      757        -        -        -
Other revenues                105       84       15        1        2        3
------------------------------------------------------------------------------
    Total revenues          2,962    1,397    1,080      145      199      141
Production costs              744      392      222       46       49       35
Exploration expenses          254      111       22       36       23       62
Depreciation, depletion
  and amortization*           646      415      104       41       13       73
Other related expenses        111      112      (12)       2        -        9
------------------------------------------------------------------------------
                            1,207      367      744       20      114      (38)
Provision for income taxes    754      102      542        9      101        -
------------------------------------------------------------------------------
Results of operations for
  producing activities        453      265      202       11       13      (38)
Other earnings                 57       64        -       (2)       -       (5)
------------------------------------------------------------------------------
E&P net income             $  510      329      202        9       13      (43)
==============================================================================

1995
Sales                      $1,190      547      306       70      120      147
Transfers                   1,125      447      650        -       28        -
Other revenues                128       99       22        1        2        4
------------------------------------------------------------------------------
    Total revenues          2,443    1,093      978       71      150      151
Production costs              735      391      244       31       29       40
Exploration expenses          200       92       26       22       17       43
Depreciation, depletion
  and amortization**          499      269      147       24       12       47
Other related expenses        127       65       46        7      (11)      20
------------------------------------------------------------------------------
                              882      276      515      (13)     103        1
Provision for income taxes    530       66      376       (3)      87        4
------------------------------------------------------------------------------
Results of operations for
  producing activities        352      210      139      (10)      16       (3)
Other earnings                 38       39        -        -        -       (1)
------------------------------------------------------------------------------
E&P net income             $  390      249      139      (10)      16       (4)
==============================================================================

1994
Sales                      $1,166      640      261       89      124       52
Transfers                     944      450      478        -       16        -
Other revenues                111       72       29        1        1        8
------------------------------------------------------------------------------
    Total revenues          2,221    1,162      768       90      141       60
Production costs              807      441      269       33       38       26
Exploration expenses          228      106       32       25       28       37
Depreciation, depletion
  and amortization            431      266      103       35       10       17
Other related expenses         61       59       (1)      (1)       3        1
------------------------------------------------------------------------------
                              694      290      365       (2)      62      (21)
Provision for income taxes    366       47      280       (2)      56      (15)
------------------------------------------------------------------------------
Results of operations for
  producing activities        328      243       85        -        6       (6)
Other earnings                 14       14        -        -        -        -
------------------------------------------------------------------------------
E&P net income             $  342      257       85        -        6       (6)
==============================================================================
 *Includes before-tax property impairments in the United States of $106 million for the Point Arguello field and $78 million for associated equity facilities, and in Other Areas, $25 million for certain properties in Canada.
**Includes before-tax property impairments in the United States and Norway of $51 million and $27 million, respectively, due to the adoption of FASB Statement No. 121.

o Results of operations for producing activities consist of all the activities within the E&P organization, except for an LNG operation, minerals operations, and crude oil and gas marketing activities, which are included in other earnings. Also excluded are non-E&P activities, including NGL extraction facilities in Phillips' GPM organization, as well as downstream petroleum and chemical activities. In addition, there is no deduction for general corporate administrative expenses or interest.

o  Transfers are valued at prices that approximate market.

o Other revenues include gains and losses from asset sales, equity in earnings from certain transportation and processing operations that directly support the company's producing operations, some revenue resulting from the purchase and sale of hydrocarbons and other miscellaneous income.

o Production costs consist of costs incurred to operate and maintain wells and related equipment and facilities used in the production of petroleum liquids and natural gas. These costs also include taxes other than income taxes, depreciation of support equipment and administrative expenses related to the production activity. Excluded are depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.

o Exploration expenses include dry hole, leasehold impairment, geological and geophysical expenses and the cost of retaining undeveloped leaseholds. Also included are taxes other than income taxes, depreciation of support equipment and administrative expenses related to the exploration activity.

o Depreciation, depletion and amortization differs from that shown in Analysis of Results by Business Segment on page 99, as depreciation of support equipment is included with production or exploration expenses, as applicable, in Results of Operations.

o Other related expenses are primarily third-party transportation expense, foreign currency gains and losses and other miscellaneous expenses.

o The provision for income taxes is computed by adjusting each country's income before income taxes for permanent differences related to the oil and gas producing activities that are reflected in the company's consolidated income tax expense for the period, multiplying the result by the country's statutory tax rate and adjusting for applicable tax credits.

o Statistics

                                       1996       1995       1994
Net Production                        ---------------------------
                                       Thousands of Barrels Daily
                                      ---------------------------
Crude Oil
United States                            69         79         90
Norway                                   99        100         82
United Kingdom                            6          3          5
Africa                                   25         24         23
Other areas                              20         16          6
-----------------------------------------------------------------
                                        219        222        206
=================================================================

Natural Gas Liquids
United States*                            4          5          5
Norway                                    8          8          8
Other areas                               3          2          1
-----------------------------------------------------------------
                                         15         15         14
=================================================================
*Represents amounts extracted attributable to E&P operations.
 Additional quantities of NGL are extracted at GPM gas processing plants (see NGL reserves page 107 for further discussion).

Natural Gas                          Millions of Cubic Feet Daily
                                     ----------------------------
United States (less gas equivalent
  of liquids shown above)*            1,102      1,078      1,035
Norway (dry basis)                      291        299        272
United Kingdom (dry basis)               81         46         58
Other areas                              53         58         49
-----------------------------------------------------------------
                                      1,527      1,481      1,414
=================================================================
*Represents quantities available for sale. Natural gas sold from the lease to third parties and to the company's GPM organization is on a wet basis. Quantities of gas from which NGL have been extracted, attributable to E&P operations, are included on a dry basis.


                                           Dollars Per Unit
Average Sales Prices                 ----------------------------
Crude Oil--Per Barrel
United States                        $18.96      14.98      13.37
Norway                                20.92      17.08      15.77
United Kingdom                        21.09      17.17      16.06
Africa                                21.45      17.60      16.10
Other areas                           19.46      16.92      12.92
Total foreign                         20.89      17.16      15.75
Worldwide                             20.28      16.43      14.74
-----------------------------------------------------------------

Natural Gas Liquids--Per Barrel
United States                         15.81      11.01      11.60
Norway                                 9.59       9.73       8.59
-----------------------------------------------------------------

Natural Gas (Lease)--Per Thousand
  Cubic Feet
United States                          2.10       1.37       1.69
Norway                                 2.61       2.66       2.34
United Kingdom                         2.92       2.78       2.75
Other areas                            1.27       1.12       1.53
Total foreign                          2.52       2.50       2.31
Worldwide                              2.25       1.77       1.92
-----------------------------------------------------------------

                                         1996      1995      1994
                                        -------------------------
Average Production Costs*--
  Per Barrel-of-Oil-Equivalent
United States                           $4.17      4.06      4.50
Norway                                   3.90      4.24      5.46
United Kingdom                           6.28      7.39      5.98
Africa                                   4.95      3.19      4.55
Other areas                              3.28      4.16      5.00
Total foreign                            4.15      4.28      5.36
Worldwide                                4.16      4.16      4.85
-----------------------------------------------------------------
*Production costs consist of costs incurred to operate and maintain wells and related equipment and facilities used in the production of petroleum liquids and natural gas. These costs also include taxes other than income taxes, depreciation of support equipment and administrative expenses associated with the production activity. Excluded are depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.


o Per-unit costs in 1996, compared with 1995, were higher in the United States, primarily due to lower production volumes. The increase in per-unit costs in Africa was caused by higher costs, partly offset by higher production. Per-unit costs were lower in Norway, the United Kingdom and Other areas.
   The reduction in Norway was due to lower costs. The decline in the United Kingdom was due to higher production, partly offset by higher costs, while the improvement in Other areas resulted from higher production coupled with lower costs.

Acreage at December 31, 1996                   Thousands of Acres
                                               ------------------
                                                 Gross        Net
                                               ------------------
Developed
United States                                    1,628      1,173
Norway                                              45         17
United Kingdom                                     199         70
Africa                                              81         16
Other areas                                        283         97
-----------------------------------------------------------------
                                                 2,236      1,373
=================================================================

Undeveloped
United States                                    2,449      1,682
Norway                                           1,468        362
United Kingdom                                     978        359
Africa*                                         29,495     13,574
Canada                                           1,420        271
Other areas                                     12,208      9,189
-----------------------------------------------------------------
                                                48,018     25,437
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.

Net Wells Completed*              Productive             Dry
                               ----------------   ----------------
                               1996  1995  1994   1996  1995  1994
                               ----------------   ----------------
Exploratory
United States                     5     4     6     10     8    11
Norway                            -     -     -     **     1    **
United Kingdom                   **     -     2      2    **     1
Africa                            -    **     -      1     1    **
Other areas                       1     4     1      7     3     2
------------------------------------------------------------------
                                  6     8     9     20    13    14
==================================================================

Development
United States                    90    87    88      7     6     7
Norway                            2     2     -      -     -     -
United Kingdom                    3     3    **      -     -     -
Africa                           **    **     1      -     -     -
Other areas                       5    14     3      1     1     1
------------------------------------------------------------------
                                100   106    92      8     7     8
==================================================================
 *Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.


Wells at Year-End 1996
                                              Productive**
                                      ----------------------------
                        In Progress*       Oil            Gas
                        ------------  -------------   ------------
                        Gross    Net   Gross    Net   Gross    Net
                        ------------  -------------   ------------

United States              58     29  13,197  2,914   5,460  2,906
Norway                      2      1     140     50      33      9
United Kingdom             72     11      17      5      82     18
Africa                      1      -     184     37      11      2
Other areas                21      6     886    364     251     87
------------------------------------------------------------------
                          154     47  14,424  3,370   5,837  3,022
==================================================================
 *Includes wells that have been temporarily suspended.
**Includes 1,339 gross and 532 net multiple completion wells.

o Costs Incurred

                                Millions of Dollars
               ---------------------------------------------------
                        United             United            Other
                Total   States   Norway   Kingdom   Africa   Areas
               ---------------------------------------------------
1996
Acquisition    $  139       57        -         -        -      82
Exploration       267      101       25        49       20      72
Development       695      184      345       125       13      28
------------------------------------------------------------------
               $1,101      342      370       174       33     182
==================================================================

1995
Acquisition    $   78       45        -        28        1       4
Exploration       218       85       33        27       21      52
Development       668      233      192       204        6      33
------------------------------------------------------------------
               $  964      363      225       259       28      89
==================================================================

1994
Acquisition    $   99       48        -        48        -       3
Exploration       202       95       18        25       31      33
Development       515      207       67       166       17      58
------------------------------------------------------------------
               $  816      350       85       239       48      94
==================================================================


o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring undeveloped oil and gas leaseholds. It includes proved properties of $32 million, $27 million and $2 million in the United States for 1996, 1995 and 1994, respectively, and $28 million and $48 million in the United Kingdom for 1995 and 1994, respectively.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.

o Capitalized Costs

At December 31                    Millions of Dollars
                   -----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                   -----------------------------------------------
1996
Proved properties  $10,809   5,446   3,009    1,545     404    405
Unproved properties    397     202       7       58       3    127
------------------------------------------------------------------
                    11,206   5,648   3,016    1,603     407    532
Accumulated
  depreciation,
  depletion and
  amortization       6,701   4,034   1,538      678     226    225
------------------------------------------------------------------
                   $ 4,505   1,614   1,478      925     181    307
==================================================================

1995
Proved properties  $10,164   5,403   2,717    1,283     387    374
Unproved properties    357     271       8       38       8     32
------------------------------------------------------------------
                    10,521   5,674   2,725    1,321     395    406
Accumulated
  depreciation,
  depletion and
  amortization       6,468   4,036   1,482      577     211    162
------------------------------------------------------------------
                   $ 4,053   1,638   1,243      744     184    244
==================================================================


o Capitalized costs include the cost of equipment and facilities for oil and gas producing activities. These costs include the activities of Phillips' E&P organization, excluding the Kenai LNG operation, minerals operations, and crude oil and gas marketing activities.

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

Discounted Future Net Cash Flows

                                           Millions of Dollars
                          ----------------------------------------------------
                                    United             United            Other
                            Total   States   Norway   Kingdom   Africa   Areas
                          ----------------------------------------------------
1996
Future cash inflows       $42,271   19,847   14,755     3,728    2,580   1,361
Less:
  Future production costs   8,536    3,824    3,194       704      510     304
  Future development costs  2,186      873      820       337       92      64
  Future income tax
    provisions             15,266    4,896    7,957       611    1,576     226
------------------------------------------------------------------------------
Future net cash flows      16,283   10,254    2,784     2,076      402     767
10% annual discount         7,662    5,011    1,277       840      190     344
------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 8,621    5,243    1,507     1,236      212     423
==============================================================================

1995
Future cash inflows       $31,155   13,368   11,269     3,376    2,049   1,093
Less:
  Future production costs   8,508    3,988    3,061       689      355     415
  Future development costs  2,437      811    1,133       349       78      66
  Future income tax
    provisions              9,631    2,400    5,284       607    1,272      68
------------------------------------------------------------------------------
Future net cash flows      10,579    6,169    1,791     1,731      344     544
10% annual discount         4,912    2,792      843       858      166     253
------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 5,667    3,377      948       873      178     291
==============================================================================

1994
Future cash inflows       $25,219   10,532    9,594     2,282    1,634   1,177
Less:
  Future production costs   9,079    4,290    3,229       620      436     504
  Future development costs  2,694      839    1,126       559       42     128
  Future income tax
    provisions              6,429    1,319    3,951       233      897      29
------------------------------------------------------------------------------
Future net cash flows       7,017    4,084    1,288       870      259     516
10% annual discount         3,204    1,811      628       427      121     217
------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 3,813    2,273      660       443      138     299
==============================================================================

Sources of Change in Discounted Future Net Cash Flows

                                           Millions of Dollars
                                       ---------------------------
                                          1996      1995      1994
                                       ---------------------------
Discounted future net cash flows
  at the beginning of the year         $ 5,667     3,813     3,575
------------------------------------------------------------------
Changes during the year
  Revenues less production costs
    for the year                        (2,113)   (1,569)   (1,295)
  Net change in prices and
    production costs                     5,866     2,917       786
  Extensions, discoveries and
    improved recovery, less
    estimated future costs               1,061     1,215       345
  Development costs for the year           695       668       515
  Changes in estimated future
    development costs                     (311)     (214)      (49)
  Purchases of reserves in place,
    less estimated future costs             54       108        19
  Sales of reserves in place,
    less estimated future costs            (66)      (77)      (55)
  Revisions of previous quantity
    estimates                             (224)     (113)       10
  Accretion of discount                  1,003       668       592
  Net change in income taxes            (3,013)   (1,747)     (630)
  Other                                      2        (2)        -
------------------------------------------------------------------
Total changes                            2,954     1,854       238
------------------------------------------------------------------
Discounted future net cash flows
  at year-end                          $ 8,621     5,667     3,813
==================================================================


o The net change in prices and production costs is the beginning-of-the-year reserve-production forecast multiplied by the net annual change in the per-unit sales price and production cost, discounted at 10 percent.

o Purchases and sales of reserves in place, along with extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve quantities for the year multiplied by the end of the year sales price, less future estimated costs, discounted at 10 percent.

o The accretion of discount is 10 percent of the prior year's discounted future cash inflows, less future production and development costs.

o The net change in income taxes is the annual change in the discounted future income tax provisions.

-------------------------------------------------------------------
Selected Quarterly Financial Data


                     Millions of Dollars
        ---------------------------------------------
            Sales   Income Before
        and Other    Income Taxes                 Net    Net Income
        Operating   and Kenai LNG      Net  Operating  Per Share of
         Revenues  Tax Settlement   Income     Income  Common Stock
        ---------------------------------------------  ------------
1996
First      $3,595             310      695        210          2.65
Second      3,937             443      221        221           .84
Third       3,852             435      187        208           .71
Fourth      4,347             413      200        252           .76
-------------------------------------------------------------------

1995
First      $3,087             283      111        121           .43
Second      3,591             256      113        178           .42
Third       3,369             291      136        151           .52
Fourth      3,321             234      109        130           .42
-------------------------------------------------------------------


In the above table, amounts for net income include certain special items. The impact of such items has been excluded in arriving at net operating income. These special items are shown in the following table.

                                 Special Items by Quarter
                      ----------------------------------------------
                                    Millions of Dollars
                      ----------------------------------------------
                         First      Second       Third      Fourth
                      ----------  ----------  ----------  ----------
                      1996  1995  1996  1995  1996  1995  1996  1995
                      ----  ----  ----  ----  ----  ----  ----  ----

Property impairments  $(45)    -     -   (49)  (25)    -  (113)   (2)
Kenai LNG tax
  settlement           565     -     -     -     -     -     -     -
Net gains on asset
  sales                  -     -     5     -     9     -     -     -
Work force reduction
  charges               (1)   (5)    -    (8)    1    (5)   (2)  (13)
Foreign currency
  gains (losses)         -     1     -     -     2    (2)   39    (2)
Pending claims and
  settlements          (28)    -    (1)    -   (13)  (11)   24    (1)
Other items             (6)   (6)   (4)   (8)    5     3     -    (3)
--------------------------------------------------------------------
Total special items   $485   (10)    -   (65)  (21)  (15)  (52)  (21)
====================================================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the headings "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 12, 1997, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on pages 24 and 25.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 12, 1997, is incorporated herein by reference:

  Compensation Committee Interlocks and Insider Participation
  Executive Compensation
  Options/SAR Grants in Last Fiscal Year
  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
    Year-End Option/SAR Value
  Long-Term Incentive Plan Awards in Last Fiscal Year
  Termination of Employment and Change-in-Control Arrangements
  Pension Plan Table
  Compensation of Directors and Nominees


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 12, 1997, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



---------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 12, 1997, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedule listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 63, are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 125 through 128, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 1996, the registrant did not file any reports on Form 8-K.

                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE II--VALUATION ACCOUNTS AND RESERVES


                                           Millions of Dollars
                         -----------------------------------------------------
                                        Additions
                           Balance  -----------------                  Balance
                                at  Charged to                              at
Description              January 1     Expense  Other  Deductions  December 31
------------------------------------------------------------------------------
                                           (a)    (b)
1996
Deducted from
  asset accounts:
    Allowance for
      doubtful accounts
      and notes receivable   $  15          12      -       7 (c)           20
    Deferred tax asset
      valuation allowance      155          56     (1)      2              208

------------------------------------------------------------------------------

1995
Deducted from
  asset accounts:
    Allowance for
      doubtful accounts
      and notes receivable    $ 20           2      -       7 (c)           15
  Deferred tax asset
    valuation allowance        142          10      3       -              155

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

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS

Exhibit
Number                         Description
-------                        -----------

  3(i)       Restated Certificate of Incorporation, as filed with
               the State of Delaware July 17, 1989 (incorporated by reference to Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1995).

  (ii)       Bylaws of Phillips Petroleum Company, as amended
               effective December 9, 1996.

  4(a)       Indenture dated as of September 15, 1990, between
               Phillips Petroleum Company and First Trust National Association (formerly Continental Bank, National Association), relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011.

   (b)       Indenture dated as of September 15, 1990, as
               supplemented by Supplemental Indenture No. 1 dated
               May 23, 1991, between Phillips Petroleum Company and First Trust National Association (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001;
               the 8.86% Notes due May 15, 2022; the 8.49% Notes due January 1, 2023; the 7.92% Notes due April 15, 2023;
               the 7.20% Notes due November 1, 2023; and the
               6.65% Notes due March 1, 2003 (incorporated by reference to Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 1991).

   (c)       Preferred Share Purchase Rights as described in the
               Rights Agreement dated as of July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K for the year ended December 31,
               1995).

   (d)       Amendment dated May 16, 1990, to the Rights Agreement
               dated July 10, 1989, between Phillips Petroleum
               Company and Chemical Bank (formerly Manufacturers
               Hanover Trust Company).

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                         Description
-------                        -----------

         The company incurred during 1996 certain long-term debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.


Material Contracts

 10(a)   Agreement dated December 23, 1984, among Mesa Partners
           and related entities and Phillips Petroleum Company and the schedules, annexes and exhibit thereto (incorporated by reference to Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31,
           1995).

   (b) Letter Agreement dated December 23, 1984, among Mesa Partners and related entities and Phillips Petroleum Company (incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1995).

   (c) Trust Agreement dated December 12, 1995, between Phillips Petroleum Company and Vanguard Fiduciary Trust Company, as Trustee of the Phillips Petroleum Company Compensation and Benefits Arrangements Stock Trust (incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1995).


Management Contracts and Compensatory Plans or Arrangements

   (d)   1986 Stock Plan of Phillips Petroleum Company
           (Incorporated by reference to Exhibit 10(d) to Annual
           Report on Form 10-K for the year ended December 31,
           1992).

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 10(e)   1990 Stock Plan of Phillips Petroleum Company
           (incorporated by reference to Exhibit 10(e) to Annual
           Report on Form 10-K for the year ended December 31,
           1995).

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

   (h) Principal Corporate Officers Supplemental Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1995).

   (i)   Phillips Petroleum Company Supplemental Executive
           Retirement Plan.

   (j)   Key Employee Deferred Compensation Plan of Phillips
           Petroleum Company.

   (k)   Non-Employee Director Retirement Plan of Phillips
           Petroleum Company (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1995).

   (l)   Omnibus Securities Plan of Phillips Petroleum Company.

   (m) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K for the year ended December 31, 1995).

   (n)   Key Employee Missed Credit Service Retirement Plan of
           Phillips Petroleum Company.

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 12      Computation of Ratio of Earnings to Fixed Charges.

 21      List of Subsidiaries of Phillips Petroleum Company.

 23      Consent of Independent Auditors.

 27      Financial Data Schedule.

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1996 (to be filed by amendment pursuant to Rule 15d-21).

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1996 (to be filed by amendment pursuant to Rule 15d-21).

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1996 (to be filed by amendment pursuant to Rule 15d-21).


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

                                 PHILLIPS PETROLEUM COMPANY


February 21, 1997                   /s/ W. W. Allen
                             ----------------------------------
                                        W. W. Allen
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on February 21, 1997.


        Signature                            Title
        ---------                            -----


    /s/ W. W. Allen
---------------------------    Chairman of the Board of Directors
        W. W. Allen               and Chief Executive Officer
                                 (Principal executive officer)


    /s/ T. C. Morris
---------------------------           Senior Vice President
        T. C. Morris               and Chief Financial Officer
                                  (Principal financial officer)


   /s/ J. K. Wagner
---------------------------       Vice President and Controller
       J. K. Wagner               (Principal accounting officer)


    /s/ J. J. Mulva
---------------------------      President and Chief Operating
        J. J. Mulva                   Officer and Director


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