Form 10-Q
period 1997-03-31
PHILLIPS PETROLEUM CO
filed 1997-05-12
CIK 78214

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               ---------------------------------------------
                                OR

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

The registrant had 263,615,464 shares of common stock, $1.25 par value, outstanding at April 30, 1997.

                   PART I. FINANCIAL INFORMATION


-----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1997         1996
                                              -------------------
Revenues
Sales and other operating revenues            $3,944        3,595
Equity in earnings of affiliated companies        30           (2)
Other revenues                                    20            9
-----------------------------------------------------------------
    Total Revenues                             3,994        3,602
-----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               2,455        2,206
Production and operating expenses                514          520
Exploration expenses                              40           66
Selling, general and administrative expenses     161          126
Depreciation, depletion and amortization         183          241
Taxes other than income taxes                     74           66
Interest expense                                  54           59
Preferred dividend requirements of
  subsidiary and capital trusts                   20            8
-----------------------------------------------------------------
    Total Costs and Expenses                   3,501        3,292
-----------------------------------------------------------------
Income before income taxes and
  Kenai LNG tax settlement                       493          310
Kenai LNG tax settlement                           -          571
-----------------------------------------------------------------
Income before income taxes                       493          881
Provision for income taxes                       266          186
-----------------------------------------------------------------
Net Income                                    $  227          695
=================================================================

Net Income Per Share of Common Stock          $  .86         2.65
=================================================================

Dividends paid                                $  .32         .305

Average Common Shares Outstanding
  (in thousands)                             263,532      262,309
-----------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1997           1996
                                          -----------------------
Assets
Cash and cash equivalents                  $   861            615
Accounts and notes receivable (less
  allowances: 1997--$19; 1996--$20)          1,733          1,988
Inventories                                    452            472
Deferred income taxes                          107            117
Prepaid expenses and other current assets      137            114
-----------------------------------------------------------------
    Total Current Assets                     3,290          3,306
Investments and long-term receivables          920            912
Properties, plants and equipment (net)       9,232          9,120
Deferred income taxes                           79             85
Deferred charges                               136            125
-----------------------------------------------------------------
Total                                      $13,657         13,548
=================================================================

Liabilities
Accounts payable                           $ 1,547          1,793
Notes payable and long-term debt due
  within one year                              341            574
Accrued income and other taxes                 625            483
Other accruals                                 219            287
-----------------------------------------------------------------
    Total Current Liabilities                2,732          3,137
Long-term debt                               2,555          2,555
Accrued dismantlement, removal and
  environmental costs                          781            783
Deferred income taxes                        1,106          1,047
Employee benefit obligations                   431            425
Other liabilities and deferred credits         662            700
-----------------------------------------------------------------
Total Liabilities                            8,267          8,647
-----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                           350            350
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trusts I and II                      650            300
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                383            383
      Capital in excess of par               2,009          1,999
    Treasury stock (at cost:
      1997--13,560,628 shares;
      1996--13,878,480 shares)                (740)          (757)
    Compensation and Benefits Trust (CBT)
      (at cost: 29,200,000 shares)            (989)          (989)
Foreign currency translation adjustments        28             54
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)             (369)          (378)
Retained earnings                            4,068          3,939
-----------------------------------------------------------------
Total Common Stockholders' Equity            4,390          4,251
-----------------------------------------------------------------
Total                                      $13,657         13,548
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               1997          1996*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 227           695
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                            183           241
      Dry hole costs and leasehold impairment     8            37
      Deferred taxes                             84            49
      Other                                      42          (119)
    Working capital adjustments
      Decrease in aggregate balance of
        accounts receivable sold                  -           (60)
      Decrease (increase) in other accounts
        and notes receivable                    247           (44)
      Decrease in inventories                    17            32
      Decrease (increase) in prepaid
        expenses and other current assets       (23)            2
      Decrease in accounts payable             (239)          (26)
      Increase (decrease) in taxes and other
        accruals                                 92          (100)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       638           707
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (378)         (316)
Proceeds from asset dispositions                  6             5
Long-term advances to affiliates and
  other investments                             (11)          (23)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (383)         (334)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Repayment of debt                              (232)         (193)
Issuance of common stock                          4            10
Issuance of company-obligated mandatorily
  redeemable preferred securities               350             -
Dividends paid on common stock                  (84)          (80)
Other                                           (47)          (13)
-----------------------------------------------------------------
Net Cash Used for Financing Activities           (9)         (276)
-----------------------------------------------------------------

Increase in Cash and Cash Equivalents           246            97
Cash and cash equivalents at beginning
  of period                                     615            67
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 861           164
=================================================================
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

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


Note 2--Accounting Policies for Derivative Instruments

Forward foreign currency contracts designated and effective as hedges of firm commitments, commodity futures and commodity option contracts designated and effective as hedges are recorded at market value, either through monthly adjustments for unrealized gains and losses (forwards and options) or through daily settlements in cash (futures), and the resulting gains and losses are deferred. Forward foreign currency contracts designated and effective as hedges of existing assets and liabilities are recorded at market value through monthly adjustments, with immediate recognition of the resulting gains and losses. Commodity swaps and forward commodity contracts designated as hedges are not recorded until the resulting cash flows are known. The gains and losses from all of these derivative instruments are recognized during the same period in which the gains and losses from the underlying exposures being hedged are recognized, except for gains and losses from hedges of asset acquisitions, which are reported as adjustments to the carrying value of the assets.

In accordance with company risk-management policies, any derivative instrument held by the company must relate to an underlying, offsetting position, probable anticipated transaction or firm commitment, and must reduce market risk with an expected correlation of 90 to 110 percent. If an existing derivative position is terminated prior to expected maturity or re-pricing, any deferred or resultant gain or loss will continue to be deferred unless the underlying position has ceased to exist. Deferred gains and losses, deferred premiums paid for forward exchange contracts, and deferred premiums paid for commodity option contracts are reported on the balance sheet with other current assets or other current accruals. Gains and losses from derivatives designated as hedges of sales are reported on the statement of income with sales and other operating revenues, whereas gains and losses from derivatives designated as hedges of commodity purchases are reported with purchased crude oil and products or with production and operating expenses, subject to the effects of any related inventory costing reflected on the balance sheet. Gains and losses from hedging feedstock-to-product margins are reported with purchased crude oil and products. Recognized gains and losses are reported on the statement of cash flows in a manner consistent with the underlying position being hedged.


Note 3--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1997           1996
                                          -----------------------

Crude oil and petroleum products              $123            136
Chemical products                              248            255
Materials, supplies and other                   81             81
-----------------------------------------------------------------
                                              $452            472
=================================================================


Note 4--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1997           1996
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $20,278         20,103
Less accumulated depreciation,
  depletion and amortization                11,046         10,983
-----------------------------------------------------------------
                                           $ 9,232          9,120
=================================================================


Note 5--Debt

At March 31, 1997, no amounts were outstanding under the company's $1.1 billion bank credit facility, its commercial paper program, or Phillips Petroleum Company Norway's $300 million revolving credit facility. The company plans to increase its revolving bank credit facility from $1.1 billion to $1.5 billion, with an expected closing on, or about, May 14, 1997. The company plans to amend the LTSSP $397 million 25-year term bank loan, effective May 30, 1997, to extend the date that any participating bank in the syndicate of lenders may cease to participate from November 30, 2001, to November 30, 2004.


Note 6--Kenai LNG Tax Settlement

On February 26, 1996, the U.S. Tax Court's previous decisions related to the company's sales of liquefied natural gas (LNG) from its Kenai, Alaska, facility to Japan, became final. The Tax Court's decisions for years 1975 through 1978 supported the company's position that more than 50 percent of the income was from a foreign source. The favorable resolution of this issue increased first quarter 1996 net income by $565 million.


Note 7--Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 1997 and 1996, were 54 and 21 percent, respectively. Excluding the effect of the favorable resolution of the Kenai LNG tax litigation discussed in Note 6, the effective tax rate for the period ending March 31, 1996, would have been 58 percent. On an adjusted basis, the 4 percent decrease from first quarter 1996 to first quarter 1997 was due mainly to a greater proportion of domestic earnings in the current period, which are generally taxed at a lower rate.


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


Note 9--Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips Capital Trusts

On January 17, 1997, Phillips 66 Capital II (Trust II) completed a $350 million underwritten public offering of 350,000 shares of 8% Capital Securities (Capital Securities). The sole asset of Trust II is $361 million of the company's 8% Junior Subordinated Deferrable Interest Debentures due 2037 (Subordinated Debt Securities) purchased by Trust II on January 17, 1997. The Subordinated Debt Securities are unsecured obligations of Phillips, subordinate and junior in right of payment to all present and future senior indebtedness of Phillips, but equal in right of payment with Phillips' 8.24% Junior Subordinated Deferrable Interest Debentures due 2036. The Subordinated Debt Securities are due January 15, 2037, and are redeemable in whole, or in part, at the option of Phillips, on or after January 15, 2007. When the company redeems the Subordinated Debt Securities, Trust II is required to apply all redemption proceeds to the immediate redemption of the Trust's Capital Securities. Phillips fully and unconditionally guarantees Trust II's obligations under the securities.

The Capital Securities are accounted for and reported in the company's financial disclosures in the same manner as the 8.24%
Trust Originated Preferred Securities issued by Phillips Capital
Trust I in 1996.


Note 10--Cash Flow Information

Cash payments and non-cash financing activities for the three-month periods ended March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1997           1996
                                              -------------------
Cash Payments
Interest
  Debt                                         $50             53
  Taxes and other                                5              5
-----------------------------------------------------------------
                                               $55             58
=================================================================

Income taxes                                   $46             28
-----------------------------------------------------------------

Non-Cash Financing Activities
Treasury stock awards issued under
  incentive compensation plans                 $ 6              3
Issuance of promissory note to purchase
  service stations                               -              7
-----------------------------------------------------------------


Note 11--Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. Statement No. 128 replaces the presentation of primary and fully diluted earnings per share
(EPS) with a presentation of basic and diluted EPS on the face of the income statement. The company is analyzing the potential impact of Statement No. 128, but does not expect it to be material.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "plan," or "plans," "scheduled," "perceives," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading:
"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 29.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 1997, is based on a comparison with the corresponding period in 1996.

A summary of the company's net income, by business segment and consolidated, follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996*
                                              -------------------
Exploration and Production (E&P)                $202           87
Gas Gathering, Processing and Marketing (GPM)     28           28
Refining, Marketing and Transportation (RM&T)      9            7
Chemicals                                         72           70
Corporate and Other                              (84)         503
-----------------------------------------------------------------
Net Income                                      $227          695
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.

Consolidated Results

Earnings included the following special items on an after-tax basis:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996
                                              -------------------

Property impairments                            $  -          (45)
Pending claims and settlements                     -          (28)
Kenai LNG tax settlement                           -          565
Foreign currency losses                          (20)           -
Other items                                        -           (7)
-----------------------------------------------------------------
Total special items                             $(20)         485
=================================================================


Excluding the above special items, net operating income was $247 million for the three-month period ended March 31, 1997, compared with $210 million for the three-month period ended March 31, 1996. This marks the fifth consecutive quarter in which the company's net operating income has exceeded
$200 million.

The 18 percent increase over the prior year is attributable to higher net operating income from the company's E&P segment, which benefited from higher crude oil and natural gas sales prices and lower exploration expenses, partly offset by lower production. GPM's operating results were the same as a year ago. Margins improved slightly on higher sales prices and raw gas throughput volumes. RM&T's net operating income was marginally higher, as higher motor fuel and other refinery product margins were partially offset by higher fuel-gas costs and the effect of an extensive, scheduled maintenance turnaround. Chemicals' earnings were lower than the same period a year ago. Contributing to the decline was the planned shutdown of the company's Puerto Rico Core operations for maintenance and expansion of the paraxylene facility. Results for Chemicals benefited from higher ethylene and polyethylene margins.

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996
Phillips at a Glance                          -------------------

U.S. crude oil production (MBD)                   67           72
Worldwide crude oil production (MBD)             214          224
U.S. natural gas production (MMCFD)            1,087        1,110
Worldwide natural gas production (MMCFD)       1,520        1,584
Worldwide natural gas liquids
  production (MBD)                               161          155
Liquefied natural gas sales (MMCFD)              130          131
Refinery utilization rate (%)                     83           90
U.S. automotive gasoline sales (MBD)             329          334
U.S. distillates sales (MBD)                     128          134
Worldwide petroleum products sales (MBD)         690          694
Natural gas liquids processed (MBD)              208          196
Ethylene production (MMlbs)*                     720          695
Polyethylene production (MMlbs)*                 506          513
Polypropylene production (MMlbs)*                110           89
Paraxylene production (MMlbs)                     20          158
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues increased 10 percent compared with the first quarter of 1996. The increase was attributable to higher natural gas prices, which increased revenues in both the E&P and GPM segments. In addition, petroleum products revenues were higher, due to higher sales prices. These factors also accounted for the corresponding 11 percent increase in purchase costs, as GPM purchases raw natural gas and RM&T is a net purchaser of petroleum products for its wholesale and retail marketing operations.

Equity earnings of affiliated companies increased $32 million over the same period last year. The first quarter of 1996 included an impairment taken on equity companies related to the Point Arguello field. In addition, equity earnings from the company's interest in the Sweeny Olefins Limited Partnership were higher in the first quarter of 1997, due to higher ethylene margins and sales volumes. Other revenues increased $11 million due to a number of small gains on E&P property dispositions in Canada, along with income from the lease of certain R&D facilities.

Controllable costs, composed primarily of production and operating expenses and selling, general and administrative expenses, both adjusted for special items, were 8 percent higher than the corresponding period a year ago. Higher fuel-gas costs at manufacturing facilities, due to higher natural gas prices, maintenance turnaround costs and expenses associated with growth-related activities all contributed to the increase.

Exploration expenses were 39 percent lower than the first quarter of 1996, mainly due to lower dry hole charges. The first quarter of 1996 included dry hole charges for exploratory activity in Nevada, the Gulf of Mexico, Algeria and the U.K. sector of the North Sea. The first quarter of 1997 did not include any significant dry hole charges.

After adjusting for property impairments recorded in the first quarter of 1996, depreciation, depletion and amortization (DD&A) was 4 percent lower in the first quarter of 1997 than in the first quarter of 1996. Upward revisions of recoverable reserves in Norway and China were the main factors leading to the decrease in DD&A.

Taxes other than income taxes were 12 percent higher than the first quarter of 1996, mainly due to higher production taxes and, to a lesser extent, higher ad valorem taxes. Interest expense was 8 percent lower than a year ago, primarily as a result of lower debt levels.

Segment Results

E&P
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996*
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                             $202           87
Less special items                                 -          (64)
-----------------------------------------------------------------
Net operating income                            $202          151
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
Crude oil (per barrel)
    United States                             $19.95        16.77
    Foreign                                    21.05        18.98
    Worldwide                                  20.72        18.29
Natural gas--lease
  (per thousand cubic feet)
    United States                               2.60         2.00
    Foreign                                     2.69         2.50
    Worldwide                                   2.64         2.18
-----------------------------------------------------------------

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological and geophysical                    $   31           28
Leasehold impairment                               6            7
Dry holes                                          2           30
Lease rentals                                      1            1
-----------------------------------------------------------------
                                              $   40           66
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude Oil Produced
  United States                                   67           72
  Norway                                          96           97
  United Kingdom                                   5            7
  Nigeria                                         24           26
  China                                           18           17
  Canada                                           4            5
-----------------------------------------------------------------
                                                 214          224
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1997         1996
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural Gas Liquids Produced
  United States                                    4            5
  Norway                                           7            8
  Other areas                                      1            2
-----------------------------------------------------------------
                                                  12           15
=================================================================

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Natural Gas Produced
  United States (less gas equivalent
    of liquids shown above)                    1,087        1,110
  Norway*                                        280          321
  United Kingdom*                                105           99
  Canada                                          48           54
-----------------------------------------------------------------
                                               1,520        1,584
=================================================================
*Dry basis.

Liquefied Natural Gas Sales                      130          131
-----------------------------------------------------------------


E&P's net operating income in the first quarter of 1997 increased substantially over the corresponding quarter in 1996. Higher natural gas sales prices, particularly in the United States, along with higher crude oil sales prices and lower exploration expenses contributed to the much improved results. These positive items were partially offset by lower production of both crude oil and natural gas, as well as higher production taxes.

Phillips' worldwide crude oil sales price averaged $20.72 per barrel in the first quarter of 1997, 13 percent higher than the first quarter of 1996. However, this was 10 percent lower than the fourth quarter of 1996, as industry prices trended down during the first quarter of 1997 on weakening supply/demand fundamentals and the impact of the commodity fund markets shifting from net long to net short positions.

U.S. E&P
--------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996*
                                              -------------------
Operating Income
Reported net income                             $126           37
Less special items                                 -          (64)
-----------------------------------------------------------------
Net operating income                            $126          101
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Net operating income increased 25 percent in the company's U.S. E&P operations. Higher U.S. natural gas prices--30 percent higher than a year ago--were primarily responsible for the improved results. Although higher than the corresponding quarter of 1996, natural gas prices declined during the first quarter of 1997, as the heating season began to end and the storage season began. Also benefiting revenues, compared with the first quarter of 1996, were higher U.S. crude oil and LNG sales prices. U.S. exploration costs were lower in 1997 due to several exploratory wells in the Gulf of Mexico and Nevada being charged to dry holes in the first quarter of 1996, while the first quarter 1997 did not contain any significant dry hole charges. Partially offsetting the positive items above were lower production volumes and higher production taxes.

U.S. crude oil production was 7 percent lower than the first quarter of 1996, as a result of continued field declines from Point Arguello, offshore California, and Prudhoe Bay, Alaska. Various fields in the Gulf of Mexico also experienced production declines. Natural gas production was slightly lower, as new production from onshore wells in the Gulf Coast area was more than offset by decreased production from the Seastar field in the Gulf of Mexico as a result of well workover activity.

Special items in the first quarter of 1996 included an after-tax charge of $45 million for an impairment of the Point Arguello field and associated assets. Also included in special items in the first quarter of 1996 were various contingency accruals, the most significant of which was a court judgment regarding producing properties in Alabama.

Foreign E&P
-----------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996*
                                              -------------------
Operating Income
Reported net income                              $76           50
Less special items                                 -            -
-----------------------------------------------------------------
Net operating income                             $76           50
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Net operating income from the company's foreign E&P operations increased 52 percent in the first quarter of 1997, compared with the first quarter of 1996. Higher natural gas and crude oil sales prices, and lower exploration expenses primarily contributed to the improved results. Exploration expenses were lower in 1997 than in 1996 due to exploratory wells in Algeria and the U.K. sector of the North Sea being charged to dry hole expense in the first quarter of 1996. First quarter 1997 results did not include any significant dry hole charges.

Foreign crude oil production was 3 percent lower than a year ago, as most regions' production declined slightly. Foreign natural gas production was 9 percent lower, due to generally lower production from the Ekofisk field in Norway, as well as a temporary shut in of the Ekofisk processing and transportation platform in January.


GPM

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $28           28
Less special items                                 -            -
-----------------------------------------------------------------
Net operating income                             $28           28
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)                   $ 2.69         1.96
U.S. natural gas liquids
  (per barrel--unfractionated)                 14.34        12.29
-----------------------------------------------------------------

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996
                                              -------------------
                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips                             1,347        1,307
  Phillips                                       163          183
-----------------------------------------------------------------
                                               1,510        1,490
=================================================================

Raw Gas Throughput                             2,011        1,892
-----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips                             1,004          997
  Phillips                                        58           83
-----------------------------------------------------------------
                                               1,062        1,080
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural Gas Liquids Net Production
  From Phillips E&P leasehold gas                 15           18
  From gas purchased outside Phillips            134          122
-----------------------------------------------------------------
                                                 149          140
=================================================================


GPM's net operating income was the same as the first quarter of 1996. Higher residue gas and natural gas liquids sales prices and higher raw gas throughput volumes led to slightly higher margins during the first quarter of 1997. Although GPM's average residue gas sales price was 37 percent higher in the first quarter than the same quarter a year ago, the price declined from a high of $3.91 per thousand cubic feet in January 1997 to $1.66 per thousand cubic feet in March. Milder weather and adequate storage levels were primarily responsible for the declining prices during the quarter.

Raw gas throughput volumes were higher due to acquisitions. A portion of these raw gas volumes have resulted in increased gathering and processing of third-party gas. NGL production increased 6 percent, mainly due to a January 1997 acquisition and more efficient operations at two of the company's plants that had experienced start-up delays of new turbines in the first quarter of 1996. Residue gas sales volumes were down slightly, primarily as a result of field declines in the Austin Chalk area of Texas, partially offset by higher sales volumes in New Mexico and the Panhandle areas of Texas and Oklahoma.

Operating expenses were higher in the first quarter of 1997 due to bonus payments to employees under the company's incentive pay programs in excess of previous estimates, and additional costs associated with acquisitions.


RM&T
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996*
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $ 9            7
Less special items                                 -            -
-----------------------------------------------------------------
Net operating income                             $ 9            7
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices (per gallon)
Automotive gasoline--wholesale                  $.70          .59
Automotive gasoline--retail                      .84          .75
Distillates                                      .66          .58
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
U.S. Refinery Crude Oil
  Capacity                                       345          345
  Crude Runs                                     286          312
  Capacity utilization (percent)                  83%          90
-----------------------------------------------------------------

Petroleum Products Outside Sales
  United States
    Automotive gasoline--wholesale               281          287
    Automotive gasoline--retail                   36           35
    Aviation fuels                                25           23
    Distillates                                  128          134
    Other products                                12           14
-----------------------------------------------------------------
                                                 482          493
  Foreign                                         42           46
-----------------------------------------------------------------
                                                 524          539
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.


RM&T's net operating income increased $2 million in the first quarter of 1997, compared with the first quarter of 1996. Higher gasoline and other refinery product margins were partially offset by higher fuel-gas costs due to higher natural gas prices. The purchase cost of a barrel of crude oil delivered to the U.S. refineries averaged $22.04, 14 percent higher than the corresponding quarter of 1996, but lower than fourth quarter 1996, when acquisition prices averaged $24.20 per barrel.

Also during the quarter, a scheduled major maintenance turnaround at the company's largest refinery, located in Sweeny, Texas, impacted both operating costs and throughput volumes. As a result, total refinery capacity utilization was 83 percent, compared with 95 percent for the full year 1996.


Chemicals
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996*
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $72           70
Less special item                                  -           (7)
-----------------------------------------------------------------
Net operating income                             $72           77
=================================================================

                                              Millions of Pounds
                                              Except as Indicated
Operating Statistics                          -------------------
Production**
  Ethylene                                       720          695
  Polyethylene                                   506          513
  Propylene                                      116          112
  Polypropylene                                  110           89
  Paraxylene                                      20          158
  Cyclohexane (millions of gallons)               33           43
-----------------------------------------------------------------
**Includes Phillips' share of equity affiliates' production.

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
U.S. Petroleum Products Outside Sales
  Automotive gasoline                             12           12
  Liquefied petroleum gas                        117          112
  Other products                                  37           31
-----------------------------------------------------------------
                                                 166          155
=================================================================

Natural Gas Liquids
  Processing capacity                            250          250
  Liquids processed                              208          196
-----------------------------------------------------------------
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.


The Chemicals segment's net operating income declined 6 percent compared with the corresponding quarter a year ago, primarily due to lower results from the company's Puerto Rico Core operations. A shutdown of operations at Core related to the expansion of the paraxylene facilities resulted in lower paraxylene sales volumes.

The paraxylene expansion has been completed, with total paraxylene design capacity now at 880 million pounds per year.
In addition to lower volumes, paraxylene and motor fuel margins at Core were lower than last year's first quarter. Also contributing to the segment's lower operating income were lower margins in the company's plastic pipe business, along with higher costs associated with worldwide growth projects.

Ethylene margins in the first quarter of 1997 were at their highest level since the third quarter of 1995, leading to improved operating income from the olefins business line and the company's equity interest in the Sweeny Olefins Limited Partnership. In the company's plastic resins business, polyethylene margins were higher than the first quarter of 1996. In addition, the company's equity share of polypropylene production was 24 percent higher than a year ago, reflecting the expanded capacity attributable to the new, gas-phase polypropylene facility at the Houston Chemical Complex.

The special item in the first quarter of 1996 was a tax item related to the company's Puerto Rico Core operations.


Corporate and Other
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1997         1996*
                                              --------------------
Operating Results
Reported Corporate and Other                    $(84)         503
Less special items                               (20)         556
-----------------------------------------------------------------
Adjusted Corporate and Other                    $(64)         (53)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                       $(18)         (16)
Net interest                                     (30)         (35)
Preferred dividend requirements                  (17)          (8)
Other                                              1            6
-----------------------------------------------------------------
Adjusted Corporate and Other                    $(64)         (53)
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Corporate general and administrative expenses were $2 million higher in the first quarter of 1997, compared with the first quarter last year, primarily due to the timing of charitable contributions.

Net interest represents interest income and expense, net of capitalized interest. Net interest expense was lower in the first quarter of 1997, relative to the first quarter of 1996, due to lower debt levels in 1997.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital I (Trust I) and Phillips 66 Capital II (Trust II) trusts. The Trust I securities were issued in May 1996 and the Trust II securities were issued in January 1997, leading to higher preferred dividend requirements in the first quarter of 1997, compared with the first quarter of 1996.

Other consists primarily of the company's insurance operations, along with income tax items and other items that are not directly associated with the operating segments on a stand-alone basis. Other was impacted by lower earnings from the company's insurance operations, along with higher income taxes not directly associated with the operating segments.

Special items in the first quarter of 1997 represented non-cash foreign currency transaction losses due to the revaluing of an intercompany, sterling-denominated receivable. Special items in the first quarter of 1996 included an after-tax gain of $565 million related to the favorable settlement of the company's Kenai LNG tax case. This amount was partially offset by various contingency accruals.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      1997         1996      1996
                                  -------------------------------
Current ratio                          1.2          1.1       1.0
Total debt                          $2,896        3,129     2,929
Preferred stock of subsidiary       $  345          345       345
Company-obligated mandatorily
  redeemable preferred securities   $  650          300         -
Common stockholders' equity         $4,390        4,251     3,823
Percent of total debt to capital*       35%          39        41
Percent of floating-rate debt
  to total debt                         16%          22        17
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations for the first quarter of 1997 decreased
10 percent, compared with the same period in 1996. However, excluding the impact of the favorable resolution of the Kenai LNG tax proceeding in the first quarter 1996, cash from operations increased $140 million. This was primarily the result of changes in working capital, with a decrease in accounts receivable, partially offset by a decrease in accounts payable, resulting from the March decline in prices, compared with year-end 1996 levels. Also contributing to the difference in cash from operations between the two periods was a $60 million decrease in the aggregate balance of accounts receivable sold in 1996. This resulted from payments made on a receivable monetization program during the first quarter 1996, while the program was inactive in the first quarter 1997.

In January 1997, Phillips 66 Capital II (Trust II) completed a $350 million underwritten public offering of 8% Capital Securities. The sole asset of Trust II is $361 million of the company's 8% Junior Subordinated Deferrable Interest Debentures due 2037. Phillips owns all of the common stock of the trust and fully and unconditionally guarantees the trust's obligation under the securities.

During the first three months of 1997, cash increased
$246 million, primarily due to the previously mentioned
$350 million offering of company-obligated mandatorily redeemable preferred securities. This increase in cash, combined with a $233 million decrease in notes payable and long-term debt due within one year, resulted in an improved current ratio of 1.2 at March 31, 1997, compared with 1.1 and 1.0 at year-end 1996 and the end of first quarter 1996, respectively.

On April 14, 1997, Phillips' Board of Directors approved the company's third dividend rate increase in three years, raising the quarterly per share dividend to $.34, a 6 percent increase, effective June 2, 1997. In April, the Board authorized the expenditure of up to $150 million to periodically buy back shares of the company's common stock. The purchases began in late April.

At March 31, 1997, none of the company's $1.1 billion revolving bank credit facility was outstanding, and no amount was outstanding under its commercial paper program. The company plans to increase its revolving bank credit facility from $1.1 billion to $1.5 billion, with an expected closing on, or about, May 14, 1997. The company plans to amend the LTSSP
$397 million 25-year term bank loan, effective May 30, 1997, to extend the date that any participating bank in the syndicate of lenders may cease to participate from November 30, 2001, to November 30, 2004.

In late 1995, Phillips and Shanghai Petrochemical Company Limited
(SPC) formed a joint venture to build and operate a linear polyethylene plant near Shanghai, China, with an annual capacity of 220 million pounds. In May 1997, the joint venture signed loan agreements to partially fund the design and construction of the plant. Remaining funding was provided by registered capital previously contributed by Phillips and SPC. Phillips is guaranteeing the U.S. dollar portion of the loan agreements, totaling $33.7 million. SPC is guaranteeing the foreign currency portion of the loans. Phillips has a 40-percent interest in the joint venture.


Capital Expenditures and Investments

                                     Millions of Dollars
                            -------------------------------------
                                               Three Months Ended
                                                    March 31
                                               ------------------
                            Estimated 1997     1997          1996
                            --------------     ------------------

E&P                             $  905         $215           201
GPM                                100           43            13
RM&T                               245           46            52
Chemicals                          350           60            44
Corporate and Other                 70           14             6
-----------------------------------------------------------------
                                $1,670         $378           316
=================================================================
United States                   $1,036         $229           174
Foreign                            634          149           142
-----------------------------------------------------------------
                                $1,670         $378           316
=================================================================

Construction continues on the new processing and transportation platform at Ekofisk. This project (Ekofisk II), which is 85 percent complete, on time and under budget, replaces the majority of the facilities in the existing Ekofisk complex. Some of the existing facilities that are to continue in operation after the start up of Ekofisk II in 1998 will be impacted by the continuing subsidence in the Ekofisk area, and studies are in progress to determine what future actions are necessary with regard to these facilities. Future costs related to subsidence of the existing facilities are not expected to materially impact the financial results of the company.

GPM's capital expenditures and investments for the three months ended March 31, 1997, increased substantially over the same period in 1996, primarily due to a purchase of gathering assets from Amoco Production Company in January 1997.

The company continues its planned retail-marketing expansion that began in 1996. Seven new outlets were opened in the first quarter of 1997. In addition, five existing units were razed and rebuilt. Since the expansion program began, utilizing both capital funds and a master leasing program, the company has acquired 24 outlets, opened 14 new ones, and razed and rebuilt
10 others. The new outlets and the existing outlets that were razed and rebuilt utilize the new Kicks 66 service station-convenience store design.

In February, Phillips and its co-venturer announced plans to convert a portion of the Seaway Pipeline system to refined products service. In conjunction with this conversion, Phillips plans to construct a new 150-mile, 18-inch pipeline to connect the Seaway line to the company's existing Midwest distribution system near Wichita, Kansas, to transport gasoline and distillates from the Gulf Coast to the growing Midwest market. Construction is scheduled to be completed in the first quarter of 1998.

During the first quarter, a paraxylene capacity increase from 675 million to 880 million pounds per year was completed at the company's Puerto Rico Core facility.

Construction of a debottlenecking project at Sweeny Olefins Limited Partnership's (SOLP) ethylene plant has been completed, and in April 1997 the lawsuit between First Olefins Limited Partnership (FOLP), one of the general partners in SOLP, and the company was dismissed. In the lawsuit, filed late in 1995, FOLP was seeking an injunction to halt construction of the debottlenecking project. Phillips owns a 50-percent interest in SOLP.

J-Block Update

Production had been delayed because the gas purchaser, Enron Europe Limited (EEL), has decided not to take gas until sometime in the future under its long-term take-or-pay agreements. The offshore U.K. gas reserves in Blocks 30/7a and 30/12a (J-Block) are dedicated to a single purchaser, EEL, under long-term take-or-pay gas sales agreements guaranteed by its parent, Enron Corp. Under the agreements, EEL is required to pay for gas at a predetermined rate even if it elects not to take actual deliveries. EEL has advised that its present non-binding estimate of future total daily nominations for delivery is zero through September 1999.

Gas injection facilities were completed and initial operations were commenced in early April 1997. These facilities allow for initial production of liquids, while the associated natural gas production is reinjected for later delivery. The U.K. government approved these plans and initial liquids production reached 30,000 gross barrels per day and is expected to reach approximately 35,000 to 40,000 gross barrels per day later this year after a brief shutdown for minor modifications. On
March 17, 1997, Phillips and the other J-Block owners filed a writ in the English High Court in London against EEL seeking a declaration confirming that the J-Block gas injection program complied with the relevant terms of their gas sales agreements.
A decision by the court is unlikely until 1998 at the earliest and gas injection is expected to continue during this time.

The previous year, on March 29, 1996, the J-Block owners had filed legal proceedings in the English High Court in London seeking a declaration that EEL as buyer under the J-Block gas sales agreements could not refuse to agree to a commissioning date for the J-Block facilities on the basis of a decline in natural gas prices in the United Kingdom, and thereby cannot delay commencement of its take-or-pay obligations under the sales agreements. On May 8, 1996, the English High Court ruled in favor of the J-Block owners. On October 10, 1996, the English Court of Appeal reversed the May 8 decision, concluding that the date for commissioning the J-Block facilities could be delayed by EEL until the contract fall-back date of September 25, 1996. The House of Lords, the highest court in England, has now agreed to hear an appeal of the Appeal Court's decision by the J-Block owners. The appeal is expected to be heard sometime later in 1997.

The J-Block owners subsequently amended their claims in the English High Court to enforce EEL's obligation to accept J-Block commissioning gas on and after September 25, 1996, as well as to seek damages resulting from EEL's breach. Trial of this amended claim by the J-Block owners, together with the related claim filed in 1995 by the owners of the Central Area Transmission System is now concluded and a decision is expected in the second quarter of 1997. EEL and Teesside Gas Transportation Limited asserted as defenses in this litigation that the Capacity Reservation and Transportation Agreement, the J-Block transportation agreements, and the J-Block gas sales agreements are terminated.

Further developments in this litigation are anticipated, and the course of events and range of possible outcomes cannot be predicted at this time. The company intends to vigorously assert its interests in each of the pending matters.

The J-Block and Block 30/6b are operated by Phillips, which has a 36.5-percent interest. The company also owns 32.5-percent and 35-percent interests in Blocks 30/2c and 30/13, respectively.


Contingencies

Legal and Tax Matters

The company has a number of issues outstanding with the Internal Revenue Service related to tax years 1983 through 1992 that can proceed toward final settlement as a result of resolving the Kenai LNG tax case. Although it is too early to determine the final financial effects of resolving these open years, a favorable outcome would have a positive effect on net income and cash flow, while an unfavorable one would not impact the company's net income or cash position. While total resolution may require a number of years, the majority of these open years are expected to be resolved in the near term.

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

At year-end 1996, Phillips reported 47 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, one of these sites was resolved through a consent decree. No sites were added during the first quarter. Of the 46 sites remaining at March 31, 1997, the company believes it has a legal defense or its records indicate no involvement for 16 sites. At seven other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At eight sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 15 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At March 31, 1997, accruals of $8 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $86 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $6 million for other environmental contingent liabilities, for total environmental accruals of $100 million. No one site represents more than 10 percent of the total.

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


OUTLOOK

Phillips and its co-venturers are studying a plan to develop both blocks of the Bayu-Undan gas condensate discovery in the Timor Sea Zone of Cooperation as a single field, with BHP Petroleum Pty. Ltd. as unit operator. The field initially is planned to be developed as a gas-reinjection project, with liquids production processed on a floating processing, storage, and offloading facility built from a modified tanker. The co-venturers intend to start production in January 2002. A decision is pending on the location and type of facility to liquefy the natural gas at a later stage in the project's development.

Phillips and its co-venturers have signed an agreement with the Republic of South Africa and the South Africa National Oil Co. to explore 14.5 million acres in the Indian Ocean. The prospecting sub-lease agreement gives Phillips and its co-venturers the exclusive rights to explore for oil and gas in Block 17/18 along the east coast of South Africa. Under the initial four-year agreement, Phillips plans to gather seismic data and drill at least one exploratory well. Phillips is the operator of the sub-lease with a 40-percent interest.

Phillips entered into an agreement with Arco, Texaco and Corpoven, S. A., a subsidiary of Venezuela's state oil company, to study the development of extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela. If development occurs, an estimated 2.4 billion barrels of oil could be recovered, with total production averaging nearly
200,000 barrels per day by 2006. Phillips' initial interest in the joint venture is 20 percent.

The company plans to construct a new pipeline and terminal, and modify an existing pipeline to serve growing markets in the Southwest. The pipeline will carry refined products from the Borger, Texas, refinery to markets in El Paso, Texas, and

Arizona. Subject to approval by the Board of Directors, construction is expected to begin in the fourth quarter 1997, with completion in late 1998.

Phillips signed a letter of intent with Shanghai Petrochemical Company Limited concerning a joint venture to study the feasibility of constructing a polyethylene pipe plant in the Pudong New Area of Shanghai. The plant would have an initial capacity of 24 millions pounds per year and would produce pipe for use in industrial, municipal water and gas service applications. Phillips' interest would be 50 percent.

The company has signed a memorandum of understanding with PTT Petrochemical Co., Ltd to study the feasibility of entering into a joint venture that would build, own and operate a linear polyethylene plant in Thailand, producing 440 million pounds annually. The facility would use Phillips' proprietary polyethylene technology.

During the first quarter, crude oil prices weakened to their lowest levels since early 1996 and natural gas prices have weakened seasonally from their winter peaks. Market fundamentals indicate that if OPEC continues to produce in excess of 27 million barrels per day, the market will remain oversupplied throughout most of 1997. However, potential for escalating violence in the Middle East could provide a floor to oil prices. Other supply uncertainties could result in increases in prices. However, given the current supply/demand picture, global inventories are likely to be above year-ago levels for the remainder of 1997. Natural gas prices are expected to stay near current levels throughout the summer. Industry underground storage levels have risen sharply and are above year-ago levels. They are expected to remain above 1996 levels for most of 1997.


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

                   PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12  Computation of Ratio of Earnings to Fixed Charges.

27  Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended March 31, 1997, the company did not file any reports on Form 8-K.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHILLIPS PETROLEUM COMPANY




                                  /s/ Jacqueline K. Wagner
                               ----------------------------------
                                      Jacqueline K. Wagner
                                 Vice President and Controller
                                  (Chief Accounting and Duly
                                      Authorized Officer)


May 9, 1997