Form 10-K405/A
period 1996-12-31
PHILLIPS PETROLEUM CO
filed 1997-06-27
CIK 78214

FORM 10-K/A


                         Amendment No. 1

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 1996
                         ----------------------------------------

                                OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
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

-----------------------------------------------------------------



                    Filing Additional Exhibits

Item 14 - Exhibits
------------------

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

  (ii) Bylaws of Phillips Petroleum Company, as amended effective December 9, 1996.*

  4(a)   Indenture dated as of September 15, 1990, between
           Phillips Petroleum Company and First Trust National Association (formerly Continental Bank, National Association), relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011.*

   (b) Indenture dated as of September 15, 1990, as supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and First Trust National Association (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001; the 8.86% Notes due May 15, 2022; the 8.49%
           Notes due January 1, 2023; the 7.92% Notes due
           April 15, 2023; the 7.20% Notes due November 1, 2023; and the 6.65% Notes due March 1, 2003 (incorporated by reference to Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 1991).

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

   (l)   Omnibus Securities Plan of Phillips Petroleum Company.*

   (m) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K for the year ended December 31, 1995).

   (n)   Key Employee Missed Credited Service Retirement Plan of
           Phillips Petroleum Company.*

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 12      Computation of Ratio of Earnings to Fixed Charges.*

 21      List of Subsidiaries of Phillips Petroleum Company.*

 23      Consent of Independent Auditors.*

 27      Financial Data Schedule.*

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1996.

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1996.

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1996.

*Filed with the original Annual Report on Form 10-K for the year ended December 31, 1996.


Copies of the exhibits listed in this Index to Exhibits are available upon request for a fee of $3.00 per document. Such request should be addressed to:

                     Secretary
                     Phillips Petroleum Company
                     1234 Adams Building
                     Bartlesville, OK  74004

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PHILLIPS PETROLEUM COMPANY


                                 /s/ Jacqueline K. Wagner
                                 -----------------------------
                                     Jacqueline K. Wagner
                                 Vice President and Controller
                                    (Chief Accounting and
                                   Duly Authorized Officer)

June 25, 1997