Form 10-Q
period 1997-06-30
PHILLIPS PETROLEUM CO
filed 1997-08-12
CIK 78214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               --------------------------------------------
                                OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------    -------------------
Commission file number               1-720
                       ----------------------------------------------------

                    PHILLIPS PETROLEUM COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                         73-0400345
-------------------------------                         -------------------
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

The registrant had 263,441,992 shares of common stock, $1.25 par value, outstanding at July 31, 1997.

                     PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months       Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      1997     1996     1997     1996
                                    ---------------------------------
Revenues
Sales and other operating revenues $3,709 3,937 7,653 7,532 Equity in earnings of affiliated
  companies                             35       22       65       20
Other revenues                          19       16       39       25
---------------------------------------------------------------------
    Total Revenues                   3,763    3,975    7,757    7,577
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,228    2,536    4,683    4,742
Production and operating expenses      538      492    1,052    1,012
Exploration expenses                    75       47      115      113
Selling, general and
  administrative expenses              135      135      296      261
Depreciation, depletion and
  amortization                         189      187      372      428
Taxes other than income taxes           62       66      136      132
Interest expense                        49       59      103      118
Preferred dividend requirements
  of subsidiary and capital trusts      21       10       41       18
---------------------------------------------------------------------
    Total Costs and Expenses         3,297    3,532    6,798    6,824
---------------------------------------------------------------------
Income before income taxes and
  Kenai LNG tax settlement             466      443      959      753
Kenai LNG tax settlement                76        -       76      571
---------------------------------------------------------------------
Income before income taxes             542      443    1,035    1,324
Provision for income taxes             235      222      501      408
---------------------------------------------------------------------
Net Income                          $  307      221      534      916
=====================================================================

Net Income Per Share of Common
  Stock                             $ 1.17      .84     2.03     3.49
=====================================================================

Dividends Paid                      $ .340     .305     .660     .610

Average Common Shares Outstanding
  (in thousands)                   263,343  262,949  263,437  262,629
---------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1997            1996
                                          -----------------------
Assets
Cash and cash equivalents                 $   774             615
Accounts and notes receivable (less
  allowances: 1997--$20; 1996--$20)         1,762           1,988
Inventories                                   521             472
Deferred income taxes                         112             117
Prepaid expenses and other current assets     221             114
-----------------------------------------------------------------
    Total Current Assets                    3,390           3,306
Investments and long-term receivables         938             912
Properties, plants and equipment (net)      9,279           9,120
Deferred income taxes                          77              85
Deferred charges                              139             125
-----------------------------------------------------------------
Total                                     $13,823          13,548
=================================================================

Liabilities
Accounts payable                          $ 1,500           1,793
Notes payable and long-term debt due
  within one year                             362             574
Dividends payable                              13               -
Accrued income and other taxes                511             483
Other accruals                                205             287
-----------------------------------------------------------------
    Total Current Liabilities               2,591           3,137
Long-term debt                              2,507           2,555
Accrued dismantlement, removal and
  environmental costs                         745             783
Deferred income taxes                       1,122           1,047
Employee benefit obligations                  445             425
Other liabilities and deferred credits        827             700
-----------------------------------------------------------------
Total Liabilities                           8,237           8,647
-----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                          350             350
-----------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips Capital Trusts I and II         650             300
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                               383             383
      Capital in excess of par              2,011           1,999
    Treasury stock (at cost:
      1997--13,989,571 shares;
      1996--13,878,480 shares)               (756)           (757)
    Compensation and Benefits Trust (CBT)
      (at cost: 29,200,000 shares)           (989)           (989)
Foreign currency translation adjustments       15              54
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)            (360)           (378)
Retained earnings                           4,282           3,939
-----------------------------------------------------------------
Total Common Stockholders' Equity           4,586           4,251
-----------------------------------------------------------------
Total                                     $13,823          13,548
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                1997         1996*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $  534          916
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                             372          428
      Dry hole costs and leasehold
        impairment                                48           51
      Deferred taxes                             153           78
      Tax settlement receivable                 (102)        (167)
      J-Block settlement                         161            -
      Other                                       63           56
    Working capital adjustments
      Decrease in aggregate balance of
        accounts receivable sold                   -         (200)
      Decrease (increase) in other
        accounts and notes receivable            199         (101)
      Increase in inventories                    (54)         (19)
      Decrease (increase) in prepaid
        expenses and other current assets         (6)          14
      Increase (decrease) in accounts payable   (264)          15
      Decrease in taxes and other accruals       (11)        (294)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities      1,093          777
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                      (772)        (707)
Proceeds from asset dispositions                  17           27
Long-term advances to affiliates and
  other investments                              (12)         (44)
-----------------------------------------------------------------
Net Cash Used for Investing Activities          (767)        (724)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                   3           14
Repayment of debt                               (263)        (139)
Purchase of common stock                         (20)           -
Issuance of common stock                           6           18
Issuance of company-obligated mandatorily
  redeemable preferred securities                350          300
Dividends paid on common stock                  (174)        (160)
Other                                            (69)          70
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                    (167)         103
-----------------------------------------------------------------

Increase in Cash and Cash Equivalents            159          156
Balance at beginning of period                   615           67
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  774          223
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


Note 2--Accounting Policies for Derivative Instruments

Forward foreign currency contracts designated and effective as hedges of firm commitments, commodity futures and commodity option contracts designated and effective as hedges are recorded at market value, either through monthly adjustments for unrealized gains and losses (forwards and options) or through daily settlements in cash (futures), and the resulting gains and losses are deferred. Forward foreign currency contracts designated and effective as hedges of existing assets and liabilities are recorded at market value through monthly adjustments, with immediate recognition of the resulting gains and losses. Commodity swaps and forward commodity contracts designated as hedges are not recorded until the resulting cash flows are known. The gains and losses from all of these derivative instruments are recognized during the same period in which the gains and losses from the underlying exposures being hedged are recognized, except for gains and losses from hedges of asset acquisitions which are reported as adjustments to the carrying value of the assets.

In accordance with company risk-management policies, any derivative instrument held by the company must relate to an underlying, offsetting position, probable anticipated transaction or firm commitment. Additionally, the hedging instrument used must be expected to be highly effective in achieving market value changes that offset the opposing market value changes of the underlying transaction. If an existing derivative position is terminated prior to expected maturity or re-pricing, any deferred or resultant gain or loss will continue to be deferred unless the underlying position has ceased to exist. Deferred gains and losses, deferred premiums paid for forward exchange contracts, and deferred premiums paid for commodity option contracts are reported on the balance sheet with other current assets or other current accruals. Gains and losses from derivatives designated as hedges of sales are reported on the statement of income with sales and other operating revenues, whereas gains and losses from derivatives designated as hedges of commodity purchases are reported with purchased crude oil and products or with production and operating expenses, subject to the effects of any related inventory costing reflected on the balance sheet. Gains and losses from hedging feedstock-to-product margins are reported with purchased crude oil and products. Recognized gains and losses are reported on the statement of cash flows in a manner consistent with the underlying position being hedged.


Note 3--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1997            1996
                                          -----------------------

Crude oil and petroleum products             $190             136
Chemical products                             245             255
Materials, supplies and other                  86              81
-----------------------------------------------------------------
                                             $521             472
=================================================================


Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1997            1996
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $20,316          20,103
Less accumulated depreciation,
  depletion and amortization               11,037          10,983
-----------------------------------------------------------------
                                          $ 9,279           9,120
=================================================================


Note 5--Debt

Phillips increased its revolving bank credit facility from $1.1 billion to $1.5 billion, effective May 14, 1997. Effective July 1, 1997, the company increased its commercial paper program, which is supported by the company's revolving credit line equal to 100 percent of the commercial paper outstanding, from $250 million to $1.5 billion. At June 30, 1997, no amount was outstanding under either program.

Effective May 30, 1997, the company amended the LTSSP
$397 million 25-year term bank loan to extend the date that any participating bank in the syndicate of lenders may cease to participate from November 30, 2001, to December 5, 2004.


Note 6--Kenai LNG Tax Settlement

On February 26, 1996, the U.S. Tax Court's previous decisions relating to the company's sales of liquefied natural gas (LNG) from its Kenai, Alaska, facility to Japan, became final. The Tax Court's decisions supported the company's position that more than 50 percent of the income for years 1975 through 1978 was from a foreign source. The favorable resolution of this issue increased net income for the six-month period ended June 30, 1996, by $565 million.

Final resolution of all outstanding issues for years 1983 through 1986 was recently achieved with the Internal Revenue Service
(IRS). In June 1997, the IRS notified the company that its refund claims for these years had been approved for payment. The refunds, which primarily relate to the company's sales of LNG from its Kenai, Alaska, facility to Japan, increased second-quarter 1997 net income by $80 million. Cash refunds of $102 million were received in August 1997. The company also has a number of issues outstanding with the IRS related to tax years 1987 through 1992, further discussed in Note 9--Contingencies.


Note 7--Income Taxes

The company's effective tax rates for the second quarter and the first six months of 1997 were 43 and 48 percent, respectively, compared with 50 and 31 percent for each of the same periods a year ago. Excluding the effect of the favorable resolution of the Kenai LNG tax litigation and of the outstanding issues with the IRS for 1983 through 1986 as discussed in Note 6, the effective tax rates for the second quarter and first six months of 1997 would have been 51 and 53 percent, respectively, compared with 50 and 53 percent for the prior year.


Note 8--J-Block Settlement

On June 2, 1997, Phillips Petroleum Company United Kingdom Limited and its co-venturers, Agip (U.K.) Limited and BG Exploration and Production Limited reached a settlement with Enron Europe Limited (Enron) concerning J-Block gas production in the U.K. sector of the North Sea. Under the terms of the settlement agreement, Enron made an immediate cash payment of $440 million to the J-Block owners; the existing take-or-pay depletion contract was amended to become a firm long-term supply contract; and the fixed contract price for J-Block gas was reduced to reflect current market conditions for long-term gas sales contracts. The total contract gas quantity, however, remains essentially the same. Phillips' share of the $440 million cash payment was $161 million. The settlement concluded all J-Block litigation with Enron. The income associated with the cash payment will be recognized over the remaining term of the supply contract.


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

Tax--The company has a number of issues outstanding with the IRS related to tax years 1987 through 1992 that are expected to be resolved in the near term as a result of settlement of the Kenai LNG tax case. Although it is too early to determine the financial effects, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position.

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


Note 10--Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips Capital Trusts

On January 17, 1997, Phillips 66 Capital II (Trust II) completed a $350 million underwritten public offering of 350,000 shares of 8% Capital Securities (Capital Securities). The sole asset of Trust II is $361 million of the company's 8% Junior Subordinated Deferrable Interest Debentures due 2037 (Subordinated Debt Securities) purchased by Trust II on January 17, 1997. The Subordinated Debt Securities are unsecured obligations of Phillips, subordinate and junior in right of payment to all present and future senior indebtedness of Phillips, but equal in right of payment with Phillips' 8.24% Junior Subordinated Deferrable Interest Debentures due 2036, issued in 1996. The Subordinated Debt Securities are due January 15, 2037, and are redeemable in whole, or in part, at the option of Phillips, on or after January 15, 2007. When the company redeems the Subordinated Debt Securities, Trust II is required to apply all redemption proceeds to the immediate redemption of the Trust's Capital Securities. Phillips fully and unconditionally guarantees Trust II's obligations under the securities.

The Capital Securities are accounted for and reported in the company's financial disclosures in the same manner as the 8.24% Trust Originated Preferred Securities issued by
Phillips Capital Trust I in 1996.

Note 11--Cash Flow Information

Cash payments and non-cash investing and financing activities for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1997           1996*
                                              -------------------
Cash payments
Interest
  Debt                                        $106            112
  Taxes and other                               13              7
-----------------------------------------------------------------
                                              $119            119
=================================================================

Income taxes                                  $376            389
-----------------------------------------------------------------

Non-Cash Financing Activities
Treasury stock awards issued under
  incentive compensation plans                $  5              4
Issuance of promissory note to purchase
  service stations                               -              7
-----------------------------------------------------------------
*Reclassified to conform to current presentation.

Note 12--Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share." The overall objective of Statement No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with international accounting standards. FASB Statement No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Earlier application is not permitted. Statement No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS on the face of the income statement. Basic EPS will be calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully diluted EPS will not change significantly but has been renamed diluted EPS. Income available to common stockholders will be adjusted for the assumed conversion of all potentially dilutive securities (options, warrants, and convertible debt). The pro forma EPS data for the three- and six-month periods ended June 30, 1997 and 1996, follows:

                        1997                      1996
             -------------------------  -------------------------
                 Average                   Average
              Common Shares             Common Shares
               Outstanding   Earnings    Outstanding    Earnings
             (in thousands)  Per Share  (in thousands)  Per Share
             --------------  ---------  --------------  ---------
Three Months
Basic EPS
 (same as
   reported)        263,343      $1.17         262,949      $ .84
Diluted EPS         265,363       1.15         265,173        .83
-----------------------------------------------------------------

Six Months
Basic EPS
 (same as
   reported)        263,437       2.03         262,629       3.49
Diluted EPS         265,568       2.01         264,494       3.46
-----------------------------------------------------------------

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "plan," or "plans," "scheduled," "perceives," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading:
"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 36.


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and six-month periods ending June 30, 1997, are based on a comparison with the corresponding periods in 1996.


A summary of the company's net income, by business segment and consolidated, follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1997          1996*  1997        1996*
                            ------------------   ----------------
Exploration and Production
  (E&P)                     $124           141    326         228
Gas Gathering, Processing
  and Marketing (GPM)         22            28     50          56
Refining, Marketing and
  Transportation (RM&T)       58            37     67          44
Chemicals                     75            78    147         148
Corporate and Other           28           (63)   (56)        440
-----------------------------------------------------------------
Net Income                  $307           221    534         916
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.

Consolidated Results

Net income included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1997          1996   1997        1996
                            ------------------   ----------------

Property impairments        $(11)            -    (11)        (45)
Kenai LNG tax settlement      80             -     80         565
Net gain on asset sales        7             5      7           5
Foreign currency gains
  (losses)                     6             -    (14)          -
Pending claims and
  settlements                 16            (1)    16         (29)
Other items                   (5)           (4)    (5)        (11)
-----------------------------------------------------------------
Total special items         $ 93             -     73         485
=================================================================


Excluding the special items above, net operating income was $214 million for the three-month period ended June 30, 1997, compared with $221 million for the same period last year. For the six-month period ended June 30, 1997, net operating income was $461 million, compared with $431 million for the corresponding six-month period a year ago. The results for the second quarter marked the sixth consecutive quarter in which net operating income has exceeded $200 million.

RM&T had an especially strong performance in the second quarter, with net operating income 55 percent higher than the second quarter a year ago. Chemicals' net operating income declined slightly in the quarter, while E&P's and GPM's decreased
11 percent and 50 percent, respectively.

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
Phillips at a Glance         1997         1996    1997       1996
                            ------------------   ----------------

U.S. crude oil
  production (MBD)             69           69      68         71
Worldwide crude oil
  production (MBD)            230          216     222        220
U.S. natural gas
  production (MMCFD)        1,019        1,106   1,053      1,108
Worldwide natural gas
  production (MMCFD)        1,403        1,509   1,461      1,547
Worldwide natural gas
  liquids production (MBD)    169          165     165        160
Liquefied natural gas
  sales (MMCFD)               101          114     116        122
Refinery utilization
  rate (%)                     95           92      89         91
U.S. automotive gasoline
  sales (MBD)                 356          336     342        335
U.S. distillates
  sales (MBD)                 125          136     127        135
Worldwide petroleum
  products sales (MBD)        685          684     688        689
Natural gas liquids
  processed (MBD)             197          208     203        202
Ethylene
  production (MMlbs)*         730          618   1,450      1,313
Polyethylene
  production (MMlbs)*         477          504     983      1,017
Polypropylene
  production (MMlbs)*         116           53     226        142
Paraxylene
  production (MMlbs)          138          168     158        326
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.

Income Statement Analysis

Sales and other operating revenues declined 6 percent in the second quarter of 1997 and increased 2 percent in the six-month period. For the quarter, the decrease was primarily attributable to lower crude oil sales prices and volumes, along with lower petroleum products sales prices. In the six-month period, lower crude oil revenues were more than offset by higher natural gas prices, higher petroleum products prices and higher revenues from the company's chemicals and plastics operations.

Equity in earnings of affiliated companies increased 59 percent in the second quarter and 225 percent in the 1997 six-month period. Increased equity earnings from the company's interest in the Sweeny Olefins Limited Partnership, due to higher ethylene margins and sales volumes, substantially benefited both periods in 1997. In addition, a first quarter 1996 impairment on equity companies related to the Point Arguello field affected the comparison between the six-month periods. Other revenues for 1997 were 19 percent higher in the second quarter and 56 percent higher in the six-month period. Higher gains on asset sales and higher interest income favorably impacted both 1997 periods.

Purchase costs were 12 percent lower in the second quarter and slightly lower for the first six months of 1997. Lower crude oil purchase prices and volumes primarily contributed to the lower purchase costs in the 1997 quarter, while lower crude oil purchases were largely offset by higher purchase costs for natural gas, petroleum products and chemicals feedstocks in the six-month period.

Controllable costs, composed primarily of production and operating expenses and selling, general and administrative expenses, both adjusted for special items, increased 6 percent and 7 percent in the second quarter and six-month period of 1997, respectively. In the quarter, expenses were higher primarily due to increased production costs associated with new volume expansions in Chemicals, higher expenses associated with the company's worldwide growth initiatives, higher maintenance expenses and higher well workover costs. In addition, the year-to-date period included higher fuel-gas costs at manufacturing facilities.

Exploration expenses increased 60 percent in the second quarter of 1997, leading to a small increase in the six-month period. Higher dry hole charges, mainly related to exploratory activity in the Gulf of Mexico and the U.K. sector of the North Sea, resulted in the increased exploration expenses.

After adjusting for special items, depreciation, depletion and amortization (DD&A) was slightly lower in the second quarter and six-month period. Special items included a first quarter 1996 impairment of the company's Point Arguello E&P field, offshore California, a reversal of a contingent liability in the second quarter of 1997, and an impairment of two E&P fields in the U.K. North Sea in the second quarter of 1997.

Taxes other than income taxes were 6 percent lower in the second quarter of 1997, primarily due to lower ad valorem taxes. For the six-month period, they were 3 percent higher, mainly the result of higher production taxes.

Interest expense was 17 percent lower in the second quarter of 1997 and 13 percent lower in the six-month period, primarily due to higher capitalized interest and lower average debt levels in 1997. Preferred dividend requirements more than doubled in both periods due to the issuance of mandatorily redeemable preferred securities in May 1996 and January 1997.


Segment Results

E&P
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1997        1996*   1997       1996*
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income           $124         141     326        228
Less special items              (2)          -      (2)       (64)
-----------------------------------------------------------------
Net operating income          $126         141     328        292
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States           $16.81       18.44   18.35      17.59
    Foreign                  18.13       19.68   19.50      19.31
    Worldwide                17.76       19.27   19.16      18.76
Natural gas--lease (per
  thousand cubic feet)
    United States             1.90        1.84    2.26       1.92
    Foreign                   2.68        2.42    2.69       2.46
    Worldwide                 2.19        2.02    2.42       2.10
-----------------------------------------------------------------

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1997        1996    1997       1996
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
Geological and geophysical     $32          30      63         58
Leasehold impairment             5           7      11         14
Dry holes                       35           7      37         37
Lease rentals                    3           3       4          4
-----------------------------------------------------------------
                               $75          47     115        113
=================================================================

                                  Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 69          69      68         71
  Norway                       110         102     103        100
  United Kingdom                11           5       9          6
  Nigeria                       23          25      23         25
  China                         13          10      15         13
  Canada                         4           5       4          5
-----------------------------------------------------------------
                               230         216     222        220
=================================================================

Natural Gas Liquids Produced
  United States                  4           4       4          4
  Norway                         7           8       7          8
  Other areas                    3           3       2          3
-----------------------------------------------------------------
                                14          15      13         15
=================================================================

                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)             1,019       1,106   1,053      1,108
  Norway*                      290         291     285        306
  United Kingdom*               51          60      78         80
  Canada                        43          52      45         53
-----------------------------------------------------------------
                             1,403       1,509   1,461      1,547
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        101         114     116        122
-----------------------------------------------------------------


E&P's net operating income decreased 11 percent in the second quarter of 1997, primarily due to higher worldwide exploration expenses. In the six-month period, net operating income increased 12 percent, mainly as a result of higher natural gas and crude oil sales prices, partially offset by lower natural gas production.

Phillips' worldwide crude oil sales price averaged $17.76 per barrel in the second quarter of 1997, 14 percent lower than the first quarter of 1997, and 23 percent lower than the fourth quarter of 1996. Industry crude prices have softened throughout 1997, with price increases being short-lived and supported by supply uncertainties, rather than increased demand. After the resolution of each supply uncertainty, industry prices generally settled lower.


U.S. E&P
--------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1997         1996*   1997       1996*
                            ------------------   ----------------
Operating Income
Reported net income          $ 91          101     217        138
Less special items             14            -      14        (64)
-----------------------------------------------------------------
Net operating income         $ 77          101     203        202
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Net operating income decreased 24 percent in the company's U.S. E&P operations for the second quarter of 1997, primarily as a result of higher exploration expenses, lower crude oil sales prices and lower lease gas production. Exploration expenses were higher mainly due to dry hole charges related to exploration activities in the Gulf of Mexico. For the six-month period, higher crude oil and natural gas sales prices were mostly offset by lower crude oil and gas production, lower miscellaneous revenues, and higher lifting costs and production taxes.

U.S. crude oil production averaged 69,000 barrels per day in the second quarter, the same as the second quarter of 1996, but 3 percent higher than the first quarter of 1997. This marked the first time since the second quarter of 1994 that U.S. crude oil production increased between quarters. Comparing the second quarter of 1997 with the second quarter of 1996, new production from the Mahogany subsalt field in the Gulf of Mexico was offset by production declines at Point Arguello, offshore California; Prudhoe Bay, Alaska; and South Marsh Island Blocks 146/147 in the Gulf of Mexico.

U.S. natural gas production was 8 percent lower in the second quarter of 1997, primarily due to lower production from the Seastar field (Garden Banks Blocks 70/71) in the Gulf of Mexico, normal field declines and asset dispositions. A well in the Seastar field was shut-in during the quarter while awaiting a well workover.

Special items in the second quarter and first six months of 1997 consisted of a net after-tax gain on asset sales of $7 million and a reversal of a contingent liability of $7 million after-tax. Special items in the first six months of 1996 included an after-tax charge of $45 million for the impairment of the Point Arguello field and associated assets. Also included in special items in the first six months of 1996 were various contingency accruals, the most significant of which relates to an unfavorable court judgment regarding producing properties in Alabama.


Foreign E&P
-----------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1997          1996*  1997        1996*
                            ------------------   ----------------
Operating Income
Reported net income         $ 33            40    109          90
Less special items           (16)            -    (16)          -
-----------------------------------------------------------------
Net operating income        $ 49            40    125          90
=================================================================
*Restated to reflect that certain costs, previously held at Corporate are now aligned with the operating segments.


Net operating income from the company's foreign E&P operations increased 23 and 39 percent in the second quarter and six-month period of 1997, respectively. Both periods benefited from higher natural gas sales prices, crude oil production volumes and lower DD&A charges. Higher exploration expenses, primarily dry hole charges related to exploration activities in the U.K. North Sea, negatively impacted second quarter 1997 results.

Foreign crude oil production increased 10 percent in the second quarter, as a result of higher production in the Norwegian and U.K. sectors of the North Sea, and offshore China. Foreign natural gas production declined 5 percent in the second quarter as production was lower in all producing countries.

Special items in the second quarter and first six-months of 1997 consisted of a property impairment of two U.K. North Sea fields totaling $11 million, after-tax, as well as foreign currency losses.

GPM
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1997        1996*   1997       1996*
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income            $22          28      50         56
Less special items               9           2       9          2
-----------------------------------------------------------------
Net operating income           $13          26      41         54
=================================================================
*Restated to reflect that certain costs, previously held at Corporate are now aligned with the operating segments.

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 1.95        2.16    2.33       2.06
U.S. natural gas liquids
  (per barrel--
  unfractionated)            11.48       12.39   12.88      12.34
-----------------------------------------------------------------

                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,377       1,409   1,362      1,358
  Phillips                     156         175     159        179
-----------------------------------------------------------------
                             1,533       1,584   1,521      1,537
=================================================================

Raw Gas Throughput           2,000       1,938   2,005      1,915
-----------------------------------------------------------------
Residue Gas Sales
  Outside Phillips             983         996     993        997
  Phillips                      51          84      55         83
-----------------------------------------------------------------
                             1,034       1,080   1,048      1,080
=================================================================

                                 Thousands of Barrels Daily
                            -------------------------------------
Natural Gas Liquids Net
  Production
    From Phillips E&P
      leasehold gas             15          17      15         17
    From gas purchased
      outside Phillips         140         133     137        128
-----------------------------------------------------------------
                               155         150     152        145
=================================================================


GPM's net operating income declined 50 percent in the second quarter of 1997, and 24 percent for the six-month period. Net operating income declined in the quarter due to lower margins as a result of lower natural gas liquids (NGL) and residue gas sales prices. For the year-to-date period, net operating income decreased due to lower margins and increased operating and depreciation expenses.

NGL sales prices stabilized in the second quarter of 1997, after declining during the first quarter of 1997 from a sharp run-up in prices during the last four months of 1996. NGL sales volumes increased in the quarter as a result of an acquisition made in early 1997 and higher NGL extractions and operating consistency at the Linam Ranch plant in New Mexico.

After reaching a 1997 low in March, residue gas sales prices increased during the second quarter, to approximately the same level as a year ago. Residue sales volumes were lower, primarily from field declines in the Austin Chalk area of south central Texas.

Special items in the second quarter and six-month period of 1997 consisted of the settlement of a contingency. Special items in the second quarter of 1996 represented a gain on the sale of an NGL plant and gathering system.

RM&T
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1997          1996*  1997        1996*
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income          $58            37     67          44
Less special items            (1)           (1)    (1)         (1)
-----------------------------------------------------------------
Net operating income         $59            38     68          45
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
  (per gallon)
Automotive gasoline--
  wholesale                 $.66           .70    .68         .65
Automotive gasoline--retail  .82           .86    .83         .81
Distillates                  .59           .63    .63         .60
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
U.S. Refinery Crude Oil
  Capacity                   345           345    345         345
  Crude runs                 327           318    307         315
  Capacity utilization
    (percent)                 95%           92     89          91
-----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline--
        wholesale            305           289    293         288
      Automotive gasoline--
        retail                38            38     37          36
      Aviation fuels          29            25     27          24
      Distillates            125           136    127         135
      Other products          12            17     12          16
-----------------------------------------------------------------
                             509           505    496         499
    Foreign                   44            48     43          47
-----------------------------------------------------------------
                             553           553    539         546
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.


RM&T's net operating income increased substantially in the second quarter of 1997, primarily due to improved refinery results. Although the company's average wholesale gasoline and distillates sales prices were 6 percent lower in the quarter, crude oil acquisition costs were 15 percent lower, leading to improved gasoline and distillates margins. Margins were also higher for other refinery products. As in the quarter, higher gasoline and distillates margins resulted in much improved earnings in the first six months of 1997. For the six months, average gasoline and distillates sales prices were higher, while crude oil acquisition costs were slightly lower. Higher controllable costs at the refineries partly offset the improved margins.

The strong results by RM&T were achieved even though the Sweeny Complex in Texas experienced an external power outage during the quarter. Despite the power outage, RM&T's crude oil capacity utilization was 95 percent in the quarter, 3 percent higher than the second quarter a year ago.

Special items in the second quarter and first six months of 1997 included certain costs associated with the Sweeny power outage.
Special items in 1996 related to property damage caused by equipment failure at the Sweeny refinery.

Chemicals
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1997          1996*   1997       1996*
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income         $ 75            78     147        148
Less special items            (1)            -      (1)        (7)
-----------------------------------------------------------------
Net operating income        $ 76            78     148        155
=================================================================

                                     Millions of Pounds
                                     Except as Indicated
                            -------------------------------------
Operating Statistics
Production**
  Ethylene                   730           618   1,450      1,313
  Polyethylene               477           504     983      1,017
  Propylene                  112           101     228        213
  Polypropylene              116            53     226        142
  Paraxylene                 138           168     158        326
  Cyclohexane (millions
    of gallons)               41            42      74         85
-----------------------------------------------------------------
**Includes Phillips' share of equity affiliates' production.

                                  Thousands of Barrels Daily
                            -------------------------------------
U.S. Petroleum Products
  Outside Sales
    Automotive gasoline       13             9      12         11
    Liquefied petroleum gas   85            94     101        103
    Other products            34            28      36         29
-----------------------------------------------------------------
                             132           131     149        143
=================================================================

Natural Gas Liquids
  Processing capacity        250           250     250        250
  Liquids processed          197           208     203        202
-----------------------------------------------------------------
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.


Chemicals' net operating income decreased slightly in both the second quarter and first six months of 1997. While earnings benefited from substantially higher ethylene and polyethylene margins, results were negatively impacted by lower paraxylene margins, and lower sales volumes at the company's Puerto Rico Core facilities. Also contributing to lower net operating income were lower margins in the plastic pipe business, lower polyethylene sales volumes, and higher costs associated with the company's worldwide growth activities. The results from Chemicals were lowered by an external power outage at the Sweeny Complex in Texas during the quarter.

The company's equity share of polypropylene production was 119 percent higher in the second quarter, reflecting the expanded capacity attributable to the new, gas-phase polypropylene facility at the Houston Chemical Complex. Ethylene production was 18 percent higher in the second quarter of 1997, aided by the completion of the project to restart a 100 percent-owned ethylene unit that had been idle since 1992. This unit has an annual capacity of 400 million pounds.

Special items in the second quarter and first six months of 1997 consisted primarily of work force reduction charges. Special items in the first half of 1996 represented a tax item related to the company's Puerto Rico Core operations.


Corporate and Other                  Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1997          1996*  1997        1996*
                            ------------------   ----------------
Operating Results
Reported Corporate and
  Other                     $ 28           (63)   (56)        440
Less special items            88            (1)    68         555
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(60)          (62)  (124)       (115)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $(15)          (17)   (33)        (33)
Net interest                 (28)          (37)   (58)        (72)
Preferred dividend
  requirements               (18)          (10)   (35)        (18)
Other                          1             2      2           8
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(60)          (62)  (124)       (115)
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Corporate general and administrative expenses decreased
12 percent in the second quarter of 1997, primarily due to the timing of the payment of charitable contributions.

Net interest represents interest income and expense, net of capitalized interest. Net interest was lower in both the second quarter and first six months of 1997, due to higher capitalized interest and lower debt levels in 1997.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital I (Trust I) and Phillips 66 Capital II (Trust II) trusts. The Trust I securities were issued in May 1996 and the Trust II securities were issued in January 1997, leading to higher preferred dividend requirements in the second quarter and first six months of 1997.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other was adversely impacted by lower premium revenues from insurance operations.

Special items in the second quarter of 1997 consisted primarily of an $80 million favorable resolution of U.S. income tax issues covering the years 1983 through 1986, related primarily to income from the company's Kenai liquefied natural gas facility. In addition, the second quarter and year-to-date period included non-cash foreign currency transaction gains and losses, respectively, due to the revaluing of an intercompany, sterling-denominated receivable. Special items in 1996 included an after-tax gain of $565 million related to the favorable settlement of the company's Kenai LNG tax case.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                         Millions of Dollars
                                    -----------------------------
                                         At           At       At
                                    June 30  December 31  June 30
                                       1997         1996     1996
                                    -----------------------------
Current ratio                           1.3          1.1      1.2
Total debt                           $2,869        3,129    2,983
Preferred stock of subsidiary        $  345          345      345
Company-obligated mandatorily
  redeemable preferred securities    $  650          300      300
Common stockholders' equity          $4,586        4,251    3,982
Percent of total debt to capital*        34%          39       39
Percent of floating-rate debt
  to total debt                          15%          22       19
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations increased $316 million for the six-month period ended June 30, 1997, compared with the same period in 1996. However, excluding the cash impact of the favorable resolution of the Kenai LNG tax proceeding in the first six months of 1996 (refund of $209 million), cash from operations increased $525 million. Contributing to this increase were a $30 million increase in net operating income, a $161 million settlement related to J-Block gas production in the U.K. sector of the North Sea, and a $200 million decrease in the aggregate balance of accounts receivable sold in 1996. This resulted from payments made on a receivable monetization program during the first six months of 1996, while the program was inactive in the first six months of 1997.

During first quarter 1997, Phillips 66 Capital II (Trust II) completed a $350 million underwritten public offering of 8% Capital Securities. The sole asset of Trust II is
$361 million of the company's 8% Junior Subordinated Deferrable Interest Debentures due 2037. Phillips owns all of the common stock of the trust, and fully and unconditionally guarantees the trust's obligation under the securities.

During the first six months of 1997, cash increased $159 million, primarily due to the previously mentioned $350 million offering of company-obligated mandatorily redeemable preferred securities, and the $161 million J-Block settlement. These increases in cash were primarily offset by the repayment of $223 million of revolving debt. The increase in cash, combined with decreases in accounts and notes payable, and long-term debt due within one year, resulted in an improved current ratio of 1.3 at March 31, 1997, compared with 1.1 and 1.2 at year-end 1996 and the end of the second quarter 1996, respectively.

On April 14, 1997, Phillips' Board of Directors approved the company's third dividend rate increase in three years, raising the quarterly per share dividend to $.34, a 6 percent increase, effective June 2, 1997. In April, the Board authorized the expenditure of up to $150 million to repurchase shares of the company's common stock. Purchasing began in late April.

Phillips increased its revolving bank credit facility from $1.1 billion to $1.5 billion, effective May 14, 1997. Effective July 1, 1997, the company increased its commercial paper program, which is supported by the company's revolving credit line equal to 100 percent of the commercial paper outstanding, from $250 million to $1.5 billion. At June 30, 1997, no amount was outstanding under either program.

Effective May 30, 1997, the company amended the LTSSP
$397 million 25-year term bank loan, to extend the date that any participating bank in the syndicate of lenders may cease to participate from November 30, 2001, to December 5, 2004.

During third quarter 1997, the company expects to expand its master leasing arrangement, under which it leases and supervises the construction of retail outlets, from $50 million to $100 million. The company has also entered into a master leasing arrangement for $75 million to upgrade its fleet of four corporate planes.

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

Capital Expenditures and Investments

                              Millions of Dollars
              ----------------------------------------------------
                              Three Months Ended  Six Months Ended
                                   June 30             June 30
                              ------------------  ----------------
              Estimated 1997  1997          1996  1997        1996
              --------------  ------------------  ----------------

E&P               $1,001       251           275   466         476
GPM                  135        16            16    59          29
RM&T                 245        54            39   100          91
Chemicals            310        54            44   114          88
Corporate
  and Other           76        19            17    33          23
------------------------------------------------------------------
                  $1,767       394           391   772         707
==================================================================

United States     $1,028       237           170   466         344
Foreign              739       157           221   306         363
------------------------------------------------------------------
                  $1,767       394           391   772         707
==================================================================


The company's improved operating results, the settlement of the J-Block gas production dispute, and the Kenai LNG tax settlement have enhanced Phillips' financial flexibility. As a result, in July the company announced a 6 percent increase in its 1997 capital budget, from $1.67 billion to $1.77 billion. The boost in spending plans is 14 percent above actual 1996 expenditures, and the capital budget is at its highest level since the mid-1980s.

The E&P capital spending program received the largest increase-- from $905 million to $1 billion. The increase is expected to be applied to the rights to operate and explore existing fields in northwest Venezuela, and for development and enhanced oil recovery projects in Norway and the United Kingdom.

During second quarter 1997, Phillips and its co-venturers successfully bid on risk service contracts for three production fields in Venezuela with gross estimated reserves, after application of enhanced recovery efforts, of 650 million to 900 million barrels of oil. The Ambrosio field, where Phillips has a 100-percent interest, currently produces 3,300 barrels of oil per day. The LL-652 field, where Phillips has a 20-percent interest, currently produces 11,700 barrels per day. The company holds a 50-percent interest in La Vela Costa Afuera, with estimated gross production of 20,000 to 30,000 barrels of oil per day and up to 75 million cubic feet of gas per day. Production is expected to commence in 2001.

Phillips has also entered into an agreement with Arco, Texaco and Corpoven, S.A., a subsidiary of Venezuela's state oil company, to study the development of extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela. If development occurs, Corpoven has estimated 2.4 billion barrels of oil could be recovered, with gross production averaging nearly 200,000 barrels per day by 2006. Phillips' interest in the joint venture is 20 percent.

In the Norwegian North Sea, construction continues on the new processing and transportation platform at Ekofisk. This project (Ekofisk II), which is 86 percent complete, on time and under budget, replaces the majority of the facilities in the existing Ekofisk complex. Some of the existing facilities that are to continue in operation after the start up of Ekofisk II in 1998 will be impacted by the continuing subsidence in the Ekofisk area, and studies are in progress to determine what future actions are necessary with regard to these facilities. Future costs related to subsidence of the existing facilities are not expected to materially impact the financial results of the company. Also in the Norwegian North Sea, a waterflood project at Eldfisk is being planned. Subject to approval by Phillips' Board of Directors, water injection would begin in January 2000.

Oil and gas production from the Mahogany field offshore Louisiana was less than originally forecasted for the first half of 1997, due to delays encountered with well completions, equipment problems, and higher than expected water production. Gross production averaged 6,400 barrels of oil per day while gas volumes averaged 5.9 million cubic feet per day. A fifth production well is currently being drilled, and Phillips and its co-venturers continue to evaluate possible causes for the water production and alternatives to manage it. Phillips is the field operator with a 37.5 percent interest.

Phillips has assigned its interest in the Lion subsalt exploration well, which is also offshore Louisiana, to the operator and other co-venturer, who plan to continue drilling below the initial target zone. The assignment was effective in July 1997 and resulted in a $7 million after-tax dry hole charge in the second quarter.

During second quarter 1997, the company and its co-venturers announced the development of a satellite oil field in Block 15/11 of the South China Sea. The Xijiang 24-3-A14 well currently is producing 7,000 gross barrels of oil per day and is expected to flow more than 10,000 barrels per day at full production. With completion of the well, Phillips set a world record for extended-reach drilling and a record for China's longest measured-depth well. Phillips is the operator of the Xijiang 24-3 field with a
24.5 percent interest.

The company has oil mining leases for production of oil and gas in Nigeria, which interests are operated on behalf of the company by Nigerian Agip Oil Company. The initial term of the leases was through June 13, 1997, and, under the lease terms, the company is entitled to renewal of the lease upon application, assuming it has performed its obligations under the leases. The company believes it has performed its obligations and the operator of the company's interests has made timely application for renewal on behalf of the company. While renewal of the leases has not yet been confirmed by Nigerian authorities, the operator has been advised by the Nigerian authorities that the renewal application is being processed and that it should continue operations, and production has continued unabated after June 13, 1997.
Management expects that production will continue and that renewals will be confirmed in due course. The company's Nigerian interests represent approximately 7 percent of its currently reported total worldwide oil and gas reserves, and production and sale of these reserves contributed approximately $35 million to the company's after-tax net income in 1996. The company's net investment in Nigeria at December 31, 1996, was $178 million.

GPM's capital expenditures and investments for the six months ended June 30, 1997, increased substantially over the same period in 1996, primarily due to a purchase of gathering assets from Amoco Production Company in January 1997. GPM received a
$35 million increase in its 1997 capital budget, primarily for plant expansions and for projects that will add new raw gas volumes.

The company continues its planned retail-marketing expansion that began in 1996. Eighteen new retail outlets were opened in the first six months of 1997. In addition, eight existing units were razed and rebuilt. Since the expansion program began, utilizing both capital funds and a master leasing program, the company has acquired 24 retail outlets, opened 25 new ones, and razed and rebuilt 14 others. The new outlets and the existing outlets that were razed and rebuilt utilize the new Kicks 66 convenience store design.

The company recently announced plans to complete two major pipeline projects--one to serve markets in the Midwest and the other to carry petroleum products to markets not previously served by the company in the Southwest. In February, Phillips and its co-venturer announced plans to convert a portion of the Seaway Pipeline system to refined products service. In conjunction with this conversion, Phillips plans to construct a new 150-mile, 18-inch pipeline to connect the Seaway line to the company's existing Midwest distribution system near Wichita, Kansas, to transport gasoline and distillates from the Gulf Coast to the growing Midwest market. Construction is scheduled to be completed in the first quarter of 1998. Construction is expected to begin in the fourth quarter of 1997 on another major pipeline system that would transport petroleum products to markets in El Paso, Texas, and Tucson and Phoenix, Arizona. This project, scheduled for completion in early 1999, involves reversing and converting an existing eight-inch natural gas liquids pipeline that extends from Borger, Texas, to Gaines County, Texas. In addition, a new 220-mile, 10-inch pipeline would be constructed from Gaines County to El Paso, and a new terminal would be built at El Paso.

During the first quarter, the company completed a paraxylene capacity increase at its Puerto Rico Core facility, raising capacity from 675 million to 880 million pounds per year.

Construction of a debottlenecking project at Sweeny Olefins Limited Partnership's (SOLP) ethylene plant has been completed, and in April 1997 the lawsuit filed by First Olefins Limited Partnership (FOLP), one of the general partners in SOLP, against the company was dismissed. In the lawsuit, filed late in 1995, FOLP had sought an injunction to halt construction of the debottlenecking project. Phillips owns a 50-percent interest in SOLP.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997, and are disclosure-oriented statements. Therefore, neither Statement will affect the company's reported consolidated net income. The company has not yet determined whether it will early adopt either Statement, or the disclosure formats it will adopt in response to these Statements.


J-Block Update

On June 2, 1997, Phillips Petroleum Company United Kingdom Limited and its co-venturers, Agip (U.K.) Limited and BG Exploration and Production Limited reached a settlement with Enron Europe Limited (Enron) concerning J-Block gas production in the U.K. sector of the North Sea. Under the terms of the settlement agreement, Enron made an immediate cash payment of $440 million to the J-Block owners; the existing take-or-pay depletion contract was amended to become a firm long-term supply contract; and the fixed contract price for J-Block gas was reduced to reflect current market conditions for long-term gas sales contracts. The total contract gas quantity, however, remains essentially the same.

The settlement concluded all J-Block litigation with Enron.
Phillips' share of the $440 million cash payment was $161 million. The income associated with the cash payment will be recognized over the remaining term of the supply contract.

It is anticipated that for the remainder of 1997 J-Block gross production will average approximately 270 million cubic feet of gas per day and 80,000 barrels per day of liquids. Initial gas sales commenced in June. The settlement provides the J-Block owners more flexibility to produce gas and liquids from fields in the surrounding area, using the J-Block facilities' capacity to handle up to 100,000 barrels of liquids and 450 million cubic feet of gas per day.

J-Block (blocks 30/7a and 30/12a) is operated by Phillips, which owns a 36.5 percent interest. Other interests are held by Agip (U.K.) Limited, 33 percent; and BG Exploration and Production Limited, 30.5 percent. Phillips also owns 32.5 percent and 35 percent interests in the adjacent Blocks 30/2c and 30/13, respectively.


Contingencies

Legal and Tax Matters

The company has a number of issues outstanding with the IRS related to tax years 1987 through 1992 that are expected to be resolved in the near term as a result of settlement of the Kenai LNG tax case. Although it is too early to determine the financial effects, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position.

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

At year-end 1996, Phillips reported 47 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, two sites were resolved through consent decrees, deposits into trust funds, or otherwise. One site was added during the six-month period. Of the 46 sites remaining at June 30, 1997, the company believes it has a legal defense or its records indicate no involvement for 16 sites. At seven other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 16 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At June 30, 1997, accruals of $7 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $75 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $6 million for other environmental contingent liabilities, for total environmental accruals of $88 million. No one site represents more than 10 percent of the total.

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


OUTLOOK

Phillips and its co-venturers are studying a plan to develop both blocks of the Bayu-Undan gas condensate discovery in the Timor Sea Zone of Cooperation, located between Indonesia and Australia, as a single field, with BHP Petroleum Pty. Ltd. as unit operator. The field initially is planned to be developed as a gas-reinjection project, with liquids production processed on a floating processing, storage, and offloading facility built from a modified tanker. The co-venturers plan to start production in January 2002. A decision is pending on the location and type of facility to liquefy the natural gas at a later stage in the project's development.

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

Phillips has drilled the majority of its subsalt portfolio on the continental shelf in the Gulf of Mexico. Although commercial success has been limited, the technology has been proven and the information gained will be extrapolated to the company's next major exploration program in North America--the drilling of deep-water blocks in the Gulf of Mexico--and elsewhere. Phillips has acquired a 33.33 percent interest in 118 offshore deep-water blocks in the Gulf.

Phillips and Mobil Corporation jointly hold the leases on the 118 deep-water tracts, and plan to drill their first joint deep-water well in 1998. The co-venturers plan to accelerate deep-water exploration after taking delivery of a contracted drillship in late 1998.

Phillips has begun drilling a delineation well on the Tyonek Deep prospect in Alaska's Cook Inlet, with completion expected by year-end 1997.

Over the next three years, Phillips is committed to participating in 10 wells in the Athena prospect off the western coast of Australia. This includes two wells previously drilled. The company's interest in the prospect is 50 percent.

In January 1997, the company was awarded a license for oil and gas exploration and development in deep water offshore western Greenland. Seismic surveys of the Greenland acreage indicate the possibility of significant hydrocarbon-bearing formations, and the company is planning to conduct drilling activities together with a co-venturer. The first well is planned for 1998.
Phillips has a 38.25 percent interest.

In May 1997, Phillips and Qatar General Petroleum Corporation
(QGPC) signed a Heads of Agreement for a new joint-venture petrochemical complex to be built in Qatar. The complex would use Phillips' proprietary polyethylene and hexene-1 manufacturing and catalyst technology and would feature a 1.1 billion pounds-per-year ethylene plant. It would also feature manufacturing facilities capable of producing one billion pounds per year of polyethylene (high-density and linear low-density), and a hexene-1 plant with a capacity of 100 million pounds per year. Construction of the complex is scheduled to begin in 1998, with initial production in late 2000. The project is subject to negotiation of definitive agreements and to the approval of the Boards of Directors of QGPC and Phillips. Phillips would have a 49-percent interest.

At Sweeny, the company is evaluating a joint venture with Corpoven, a subsidiary of the state oil company of Venezuela, to install a coker for processing heavier crudes. In addition, the company plans to install a continuous catalytic reformer to convert a higher percentage of plant yield to higher-valued petrochemical feedstock products. This project is now expected to commence in early 1998, with completion scheduled for 2000.

During the second quarter, crude oil prices continued the general softening that began earlier in the year and reached their lowest level since early 1996. Industry natural gas prices have also weakened from their seasonal highs and are modestly below year-ago levels. OPEC froze their quotas at current levels for the remainder of the year. However, production is nearly two million barrels per day above quotas and the market remains modestly oversupplied. Complicating the supply/demand balance is the timing of the start-up of the delayed second tranche of Iraqi humanitarian oil exports, which follows the completion of the first tranche in early June. Global inventories are above year-ago levels and are expected to remain at this level for the remainder of the year. Natural gas prices are expected to stay near current levels throughout the summer, while there is potential for supply shortfalls due to short-term weather events. Industry underground storage levels have risen sharply and are above year-ago levels, but still below 1995 levels. They are expected to remain above 1996 levels for the remainder of the year.


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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

 o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to the company's ability to obtain agreements from co-venturers or partners, and governments; engage drilling, construction and other contractors; obtain economical and timely financing; geology, land or sea, or ocean conditions; world prices for oil, natural gas and natural gas liquids; and foreign and United States laws, including tax laws.

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

                  PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 12, 1997. A brief description of each proposal and the voting results follow:

  A company proposal to elect thirteen directors.

                                      For      Against & Withheld
                              -----------------------------------
  W. W. Allen                 256,886,152               5,714,571
  Norman R. Augustine         257,191,428               5,409,295
  George B. Beitzel           256,561,335               6,039,388
  David L. Boren              256,763,421               5,837,302
  C. L. Bowerman              257,006,141               5,594,582
  Robert E. Chappell, Jr.     257,281,203               5,319,520
  Lawrence S. Eagleburger     254,670,353               7,930,370
  James B. Edwards            257,035,321               5,565,402
  Larry D. Horner             257,164,909               5,435,814
  J. J. Mulva                 256,305,507               6,295,216
  Randall L. Tobias           257,143,750               5,456,973
  Victoria J. Tschinkel       256,838,738               5,761,985
  Kathryn C. Turner           256,735,178               5,865,545

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 1996.

                  For         256,696,568
              Against           4,806,502
          Abstentions           1,097,653
            Not Voted          31,032,767

All thirteen directors were elected, and the independent public accountants proposed by the company were approved.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

3(ii)  Bylaws of Phillips Petroleum Company, as amended effective
       July 14, 1997.

12     Computation of Ratio of Earnings to Fixed Charges.

27     Financial Data Schedule.

Reports on Form 8-K
-------------------

During the three months ended June 30, 1997, the company did not file any reports on Form 8-K.

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

August 8, 1997