Form 10-Q
period 1997-09-30
PHILLIPS PETROLEUM CO
filed 1997-11-13
CIK 78214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                               ---------------------------------------------

                                OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------
Commission file number               1-720
                       -----------------------------------------------------

                    PHILLIPS PETROLEUM COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                          73-0400345
-------------------------------                          -------------------
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

The registrant had 263,153,065 shares of common stock, $1.25 par value, outstanding at October 31, 1997.

                     PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company


                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                    ---------------------------------
                                      1997     1996*    1997     1996*
                                    ---------------------------------
Revenues
Sales and other operating revenues  $3,844    3,852   11,497   11,384
Equity in earnings of affiliated
  companies                             33       22       98       42
Other revenues                          18       23       57       48
---------------------------------------------------------------------
    Total Revenues                   3,895    3,897   11,652   11,474
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,272    2,429    6,955    7,171
Production and operating expenses      561      515    1,613    1,527
Exploration expenses                    44       46      159      159
Selling, general and
  administrative expenses              171      131      467      392
Depreciation, depletion and
  amortization                         250      205      622      633
Taxes other than income taxes           65       69      201      201
Interest expense                        50       53      153      171
Preferred dividend requirements
  of subsidiary and capital trusts      21       14       62       32
---------------------------------------------------------------------
    Total Costs and Expenses         3,434    3,462   10,232   10,286
---------------------------------------------------------------------
Income before income taxes and
  Kenai LNG tax settlement             461      435    1,420    1,188
Kenai LNG tax settlement                 5        -       81      571
---------------------------------------------------------------------
Income before income taxes             466      435    1,501    1,759
Provision for income taxes             250      248      751      656
---------------------------------------------------------------------
Net Income                          $  216      187      750    1,103
=====================================================================

Per Share of Common Stock
Net Income                          $  .82      .71     2.85     4.20
Dividends Paid                      $  .34      .32     1.00      .93
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)                   263,503  263,180  263,459  262,814
---------------------------------------------------------------------
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

------------------------------------------------------------------
Consolidated Balance Sheet              Phillips Petroleum Company


                                            Millions of Dollars
                                         --------------------------
                                         September 30  December 31
                                                 1997         1996
                                         -------------------------
Assets
Cash and cash equivalents                     $   899          615
Accounts and notes receivable (less
  allowances: 1997--$20; 1996--$20)             1,780        1,988
Inventories                                       565          472
Deferred income taxes                             121          117
Prepaid expenses and other current assets         121          114
------------------------------------------------------------------
    Total Current Assets                        3,486        3,306
Investments and long-term receivables             964          912
Properties, plants and equipment (net)          9,548        9,120
Deferred income taxes                              81           85
Deferred charges                                  137          125
------------------------------------------------------------------
Total                                         $14,216       13,548
==================================================================

Liabilities
Accounts payable                              $ 1,590        1,793
Notes payable and long-term debt due
  within one year                                 352          574
Dividends payable                                   6            -
Accrued income and other taxes                    580          483
Other accruals                                    295          287
------------------------------------------------------------------
    Total Current Liabilities                   2,823        3,137
Long-term debt                                  2,507        2,555
Accrued dismantlement, removal and
  environmental costs                             749          783
Deferred income taxes                           1,186        1,047
Employee benefit obligations                      411          425
Other liabilities and deferred credits            819          700
------------------------------------------------------------------
Total Liabilities                               8,495        8,647
------------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                              350          350
------------------------------------------------------------------
Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips Capital Trusts I and II             650          300
------------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                   383          383
      Capital in excess of par                  2,028        1,999
    Treasury stock (at cost:
      1997--13,600,508 shares;
      1996--13,878,480 shares)                   (733)        (757)
    Compensation and Benefits Trust (CBT)
      (at cost: 29,200,000 shares)               (989)        (989)
Foreign currency translation adjustments            8           54
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                (351)        (378)
Retained earnings                               4,375        3,939
------------------------------------------------------------------
Total Common Stockholders' Equity               4,721        4,251
------------------------------------------------------------------
Total                                         $14,216       13,548
==================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                 September 30
                                              -------------------
                                                 1997        1996*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $   750       1,103
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                              622         633
      Dry hole costs and leasehold
        impairment                                 57          63
      Deferred taxes                              196         138
      Tax settlement receivable                     -        (176)
      J-Block settlement                          161           -
      Other                                        56         (30)
    Working capital adjustments
      Decrease in aggregate balance of
        accounts receivable sold                    -        (200)
      Decrease in other accounts and
        notes receivable                          193          11
      Increase in inventories                     (97)         (2)
      Decrease (increase) in prepaid
        expenses and other current assets          (9)          7
      Decrease in accounts payable               (199)         (6)
      Increase (decrease) in taxes and
        other accruals                            128        (114)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       1,858       1,427
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (1,277)     (1,060)
Proceeds from asset dispositions                   19          84
Long-term advances to affiliates and
  other investments                               (21)        (58)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (1,279)     (1,034)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Repayment of debt                                (270)       (239)
Purchase of common stock                          (21)          -
Issuance of company stock                          18          21
Issuance of company-obligated mandatorily
  redeemable preferred securities                 350         300
Dividends paid on common stock                   (263)       (244)
Other                                            (109)         48
-----------------------------------------------------------------
Net Cash Used for Financing Activities           (295)       (114)
-----------------------------------------------------------------

Increase in Cash and Cash Equivalents             284         279
Balance at beginning of period                    615          67
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $   899         346
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


Note 3--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1997         1996
                                        -------------------------

Crude oil and petroleum products                $246          136
Chemical products                                230          255
Materials, supplies and other                     89           81
-----------------------------------------------------------------
                                                $565          472
=================================================================


Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1997         1996
                                        -------------------------
Properties, plants and equipment
  (at cost)                                  $20,839       20,103
Less accumulated depreciation,
  depletion and amortization                  11,291       10,983
-----------------------------------------------------------------
                                             $ 9,548        9,120
=================================================================


Note 5--Impairments

Due to a downward revision in gas reserves for Garden Banks Blocks 70/71 in the Gulf of Mexico, a $25 million after-tax impairment was taken in September 1997 to reduce the net book value of the field to its estimated fair market value. The fair market value of this Exploration and Production asset was determined using the present value of expected future cash flows, resulting in a before-tax charge of $39 million to depreciation, depletion and amortization expense.

Note 6--Debt

During the first nine months of 1997, Phillips increased its revolving bank credit facility from $1.1 billion to $1.5 billion. The company's commercial paper program is supported by this credit facility in an amount equal to 100 percent of the commercial paper outstanding. The commercial paper program was raised from $250 million to $1.5 billion this year. At
September 30, 1997, no amount was outstanding under either facility. The company also amended the LTSSP $397 million 25-year term bank loan to extend the date that any participating bank in the syndicate of lenders may cease to participate--from November 30, 2001, to December 5, 2004.

Effective September 23, 1997, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, refinanced its $300 million revolving credit facility, maturing in 2001, to secure more favorable interest rates. The committed amount and term remained unchanged. No amounts were outstanding under this facility at September 30, 1997.

The company's $300 million 9 1/2 % Notes due 1997 will mature
November 15, 1997.


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

Final resolution of all outstanding issues with the Internal Revenue Service (IRS) was achieved for years 1983 through 1986. Refunds, including interest, of $107 million, primarily relating to the company's sales of LNG from its Kenai, Alaska, facility, increased net income for the nine-month period ended
September 30, 1997, by $83 million. The company also has a number of issues outstanding with the IRS related to tax years 1987 through 1992, further discussed in Note 10--Contingencies.

Note 8--Income Taxes

The company's effective tax rates for the third quarter and the first nine months of 1997 were 54 and 50 percent, respectively, compared with 57 and 37 percent for the same periods a year ago. The decrease for the third quarter was due mainly to the mix of income in the various taxing jurisdictions. Excluding the effect of the favorable resolution of the Kenai LNG tax litigation and of the outstanding issues with the IRS for 1983 through 1986 as discussed in Note 7, the effective tax rates for the third quarter and first nine months of 1997 would have been 54 and 53 percent, respectively, compared with 57 and 55 percent for the prior year.


Note 9--J-Block Settlement

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


Note 10--Contingencies

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

Tax--The company has a number of issues outstanding with the IRS related to tax years 1987 through 1992 that are expected to be resolved in the near term as a result of resolving the Kenai LNG tax case. Although it is too early to determine the financial effects, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position.

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

Note 11--Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips Capital Trusts

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


Note 12--Cash Flow Information

Cash payments and non-cash investing and financing activities for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1997           1996*
                                              -------------------
Cash payments
Interest
  Debt                                        $155            163
  Taxes and other                               16             26
-----------------------------------------------------------------
                                              $171            189
=================================================================

Income taxes                                  $449            482
-----------------------------------------------------------------
*Reclassified to conform to current presentation.

Note 13--Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share." The overall objective of Statement No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with international accounting standards. FASB Statement No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Earlier application is not permitted. Statement No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS on the face of the income statement. Basic EPS will be calculated by dividing income available to common stockholders by the weighted-average common shares outstanding. Fully diluted EPS will not change significantly but has been renamed diluted EPS. Income available to common stockholders and the weighted-average common shares outstanding will be adjusted for the assumed conversion of all potentially dilutive securities (options, warrants, and convertible debt). The pro forma EPS data for the three- and nine-month periods ended September 30, 1997 and 1996, follows:

                        1997                      1996
             -------------------------  -------------------------
                 Average                   Average
              Common Shares             Common Shares
               Outstanding   Earnings    Outstanding    Earnings
             (in thousands)  Per Share  (in thousands)  Per Share
             --------------  ---------  --------------  ---------
Three Months
Basic EPS
 (same as
   reported)        263,503      $ .82         263,180      $ .71
Diluted EPS         265,784        .81         265,437        .70
-----------------------------------------------------------------

Nine Months
Basic EPS
 (same as
   reported)        263,459       2.85         262,814       4.20
Diluted EPS         265,419       2.82         264,758       4.16
-----------------------------------------------------------------


Note 14--Subsequent Events

On October 30, 1997, the Board of Directors of Phillips Gas Company (PGC) approved the redemption on December 15, 1997, of its Series A 9.32% Cumulative Preferred Stock, PGC's only class of publicly held stock. The total issue of 13.8 million shares will be redeemed at par, or $25 per share, plus accrued dividends of $.2006 per share. PGC has given notice to the New York Stock Exchange of the redemption, and as a result of such notice, trading in the preferred stock will cease as of the close of business Eastern Standard Time on December 12, 1997, when the transfer books are closed. The $348 million required for the stock redemption will be provided by a loan from a subsidiary of Phillips Petroleum Company to PGC. Phillips owns 100 percent of PGC's common stock outstanding.

During second quarter 1997, the company announced a stock repurchase program which authorizes the company to expend up to $150 million to repurchase shares of the company's common stock through December 31, 1999. Through October 31, 1997,
1,043,600 shares had been repurchased for approximately
$48 million. In conjunction with the repurchase program, in October 1997 the company issued put options on a notional
400,000 shares of the company's common stock at an exercise price of $45 per share. If the put options have intrinsic value on their specific maturity dates in 1998, the company can elect between physical settlement, net share settlement, or net cash settlement with the purchaser of the options.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "plan," or "plans," "scheduled," "perceives," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading:
"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 40.


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and nine-month periods ending September 30, 1997, are based on a comparison with the corresponding periods in 1996.


A summary of the company's net income, by business segment and consolidated, follows:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1997          1996*  1997         1996*
                           ------------------   -----------------
Exploration and Production
  (E&P)                    $122           137    448          365
Gas Gathering, Processing
  and Marketing (GPM)        25            31     75           87
Refining, Marketing and
  Transportation (RM&T)      63            35    130           79
Chemicals                    79            49    226          197
Corporate and Other         (73)          (65)  (129)         375
-----------------------------------------------------------------
Net Income                 $216           187    750        1,103
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.

Consolidated Results

Net income included the following special items on an after-tax basis:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1997          1996   1997         1996
                           ------------------   -----------------

Property impairments       $(25)          (25)   (36)         (70)
Kenai LNG tax settlement      3             -     83          565
Net gain on asset sales       -             9      7           14
Foreign currency gains
  (losses)                  (12)            2    (26)           2
Pending claims and
  settlements                 2           (13)    18          (42)
Other items                   1             6     (4)          (5)
-----------------------------------------------------------------
Total special items        $(31)          (21)    42          464
=================================================================


Excluding the special items above, net operating income was $247 million for the three-month period ended September 30, 1997, compared with $208 million for the same period last year. For the nine-month period ended September 30, 1997, net operating income was $708 million, compared with $639 million for the corresponding nine-month period a year ago. The results for the third quarter marked the seventh consecutive quarter in which net operating income exceeded $200 million.

RM&T had an especially strong performance in the third quarter, with net operating income more than double that of the third quarter a year ago. Chemicals' net operating income increased 45 percent in the quarter, while E&P's and GPM's decreased
8 percent and 17 percent, respectively.

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
Phillips at a Glance        1997         1996    1997        1996
                           ------------------   -----------------
U.S. crude oil
  production (MBD)            65           68      67          70
Worldwide crude oil
  production (MBD)           244          213     230         218
U.S. natural gas
  production (MMCFD)       1,014        1,105   1,040       1,107
Worldwide natural gas
  production (MMCFD)       1,474        1,447   1,465       1,513
Worldwide natural gas
  liquids production (MBD)   173          166     168         162
Liquefied natural gas
  sales (MMCFD)              114          144     115         130
Refinery utilization
  rate (%)                   101          100      93          94
U.S. automotive gasoline
  sales (MBD)                344          349     343         339
U.S. distillates
  sales (MBD)                138          135     130         135
Worldwide petroleum
  products sales (MBD)       700          685     692         688
Natural gas liquids
  processed (MBD)            213          202     206         202
Ethylene
  production (MMlbs)*        838          549   2,288       1,862
Polyethylene
  production (MMlbs)*        503          529   1,486       1,546
Polypropylene
  production (MMlbs)*        100           90     326         232
Paraxylene
  production (MMlbs)         195          129     353         455
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues declined marginally in the third quarter of 1997, but increased slightly in the nine-month period. In both periods, revenues from the company's Chemicals operations were higher, primarily as a result of higher sales volumes. Revenues from natural gas sales also increased, due to higher sales prices. Offsetting these increases were lower revenues from the sale of crude oil and petroleum products.

Equity in earnings of affiliated companies increased 50 percent in the third quarter of 1997 and 133 percent in the 1997 nine-month period. Increased equity earnings from the company's interest in the Sweeny Olefins Limited Partnership (SOLP), due to higher ethylene margins and sales volumes, substantially benefited both periods. Lower earnings from the company's plastics equity companies in both periods partially offset the gains at SOLP. In addition, a first quarter 1996 investment impairment related to Point Arguello equity companies affected the comparison between the nine-month periods.

Other revenues decreased 22 percent in the third quarter of 1997, while increasing 19 percent in the first nine months of 1997. In the quarter, higher interest income in 1997 due to higher cash balances was more than offset by gains from assets sales in the third quarter of 1996. The 1997 nine-month period benefited from higher interest income as a result of higher cash balances.

Purchase costs decreased 6 and 3 percent in the third quarter and first nine months of 1997, respectively. In both periods, crude oil purchases decreased as a result of lower trading volumes and prices. Partially offsetting this decrease were higher purchases in the Chemicals segment, as well as higher purchases of petroleum products.

Controllable costs, primarily production and operating expenses and selling, general and administrative expenses, after adjustment for special items, increased 10 and 9 percent in the third quarter and nine-month period of 1997, respectively. In both periods, expenses were higher due to increased production costs associated with new volumes from expansions in Chemicals and production from E&P's J-Block in the U.K. sector of the North Sea, higher expenses associated with the company's worldwide growth initiatives, higher maintenance expenses, increased well workover costs, and higher fuel-gas costs.

Exploration expenses were 4 percent lower in the third quarter of 1997, primarily reflecting dry hole costs this year that were lower than dry hole expenses in the third quarter of 1996. For the nine-month period of 1997, exploration expenses were unchanged.

After adjusting for special items, depreciation, depletion and amortization (DD&A) increased 17 percent in the third quarter of 1997, and 4 percent in the first nine months of 1997. DD&A related to E&P's J-Block, which came online in mid-1997, was primarily responsible for the increase in both periods. Special items included E&P impairments in the Gulf of Mexico and the U.K. North Sea in 1997, and Point Arguello, offshore California, and Canada in 1996.

Taxes other than income taxes decreased 6 percent in the third quarter of 1997, and were unchanged in the year-to-date period. In the quarter, expenses were lower as a result of a 1996 third quarter Nigerian education tax assessment, while in the nine-month period this was offset by higher production taxes in 1997.

Interest expense decreased 6 percent in the third quarter of 1997 and 11 percent in the first nine months. Both periods benefited from lower average debt levels and higher capitalized interest in 1997. Preferred dividend requirements were higher in both periods in 1997, as a result of the issuance of mandatorily redeemable preferred securities in May 1996 and January 1997.


Segment Results

E&P
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1997        1996*    1997       1996*
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income          $122         137      448        365
Less special items            (24)        (21)     (26)       (85)
-----------------------------------------------------------------
Net operating income         $146         158      474        450
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.

                                      Dollars Per Unit
                           --------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States          $16.19       19.21    17.64      18.12
    Foreign                 18.51       21.13    19.13      19.93
    Worldwide               17.92       20.54    18.72      19.36
Natural gas--lease (per
  thousand cubic feet)
    United States            2.15        1.96     2.22       1.93
    Foreign                  2.39        2.54     2.58       2.49
    Worldwide                2.25        2.14     2.36       2.11
-----------------------------------------------------------------

                                     Millions of Dollars
                           --------------------------------------
Worldwide Exploration Expenses
Geological and geophysical    $32          32       95         90
Leasehold impairment            6           6       17         20
Dry holes                       3           6       40         43
Lease rentals                   3           2        7          6
-----------------------------------------------------------------
                              $44          46      159        159
=================================================================

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1997        1996     1997       1996
                           ------------------   -----------------
                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
Crude Oil Produced
  United States                65          68       67         70
  Norway                      108          96      105         98
  United Kingdom               26           5       14          6
  Nigeria                      25          25       24         25
  China                        16          14       16         14
  Canada                        4           5        4          5
-----------------------------------------------------------------
                              244         213      230        218
=================================================================

Natural Gas Liquids Produced
  United States                 4           4        4          4
  Norway                        8           7        7          8
  Other areas                   3           3        3          3
-----------------------------------------------------------------
                               15          14       14         15
=================================================================

                                Millions of Cubic Feet Daily
                           --------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)            1,014       1,105    1,040      1,107
  Norway*                     288         242      285        284
  United Kingdom*             120          48       92         69
  Canada                       52          52       48         53
-----------------------------------------------------------------
                            1,474       1,447    1,465      1,513
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                       114         144      115        130
-----------------------------------------------------------------


E&P's net operating income decreased 8 percent in the third quarter of 1997, primarily due to lower crude oil sales prices, partially offset by new production volumes from J-Block in the U.K. North Sea and higher natural gas sales prices. For the nine-month period of 1997, net operating income increased
5 percent, with higher natural gas sales prices and new production from J-Block being partially offset by lower crude oil sales prices, and lower U.S. natural gas production.

Phillips' worldwide crude oil sales price averaged $17.92 per barrel in the third quarter of 1997, a slight increase from the second quarter of this year, but still lower than the strong year-ago levels. While industry crude prices had softened through the first six months of 1997, they were supported in the third quarter by improved refining margins, unanticipated industry supply reductions and tight inventory levels.

U.S. E&P
--------
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            1997         1996*   1997        1996*
                           ------------------   -----------------
Operating Income
Reported net income         $ 52          111     269         249
Less special items           (25)           2     (11)        (62)
-----------------------------------------------------------------
Net operating income        $ 77          109     280         311
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Net operating income from the company's U.S. E&P operations declined 29 percent in the third quarter of 1997, reflecting lower crude oil and liquefied natural gas (LNG) revenues and higher lifting costs. Crude oil revenues were lower primarily due to a lower average sales price, while LNG revenues declined as a result of the timing of tanker deliveries within the quarter. Lifting costs were higher in the 1997 quarter as a result of increased well workover activity.

In the nine-month period of 1997, net operating income decreased
10 percent. Higher lease gas sales prices were more than offset by lower crude oil and lease gas production, higher lifting costs, and slightly lower demand for LNG in Japan.

U.S. crude oil production averaged 65,000 barrels per day in the third quarter of 1997, 4 percent lower than the third quarter of 1996. The decrease was primarily attributable to field declines at Prudhoe Bay, Alaska; Point Arguello, offshore California; and South Marsh Island Blocks 146/147, Gulf of Mexico; partially offset by new production from the Mahogany subsalt field, Gulf of Mexico; and increased production from Lake Washington, onshore Louisiana.

U.S. natural gas production was 8 percent lower in the third quarter of 1997, primarily due to lower production from Garden Banks Blocks 70/71 in the Gulf of Mexico, normal field declines and asset dispositions. A well in the Garden Banks field was shut-in during the quarter due to a well workover.

Special items in the third quarter of 1997 consisted primarily of an after-tax charge of $25 million for an impairment of Garden Banks Blocks 70/71 in the Gulf of Mexico. In addition, the first nine months of 1997 included a net after-tax gain on asset sales of $7 million and a reversal of a contingent liability of $7 million after-tax. Special items in the first nine months of 1996 included an after-tax charge of $45 million for the impairment of the Point Arguello field and associated assets, along with various contingency accruals.

Foreign E&P
-----------
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1997          1996*  1997         1996*
                           ------------------   -----------------
Operating Income
Reported net income        $ 70            26    179          116
Less special items            1           (23)   (15)         (23)
-----------------------------------------------------------------
Net operating income       $ 69            49    194          139
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Net operating income from the company's foreign E&P operations increased 41 and 40 percent in the third quarter and nine-month period of 1997, respectively. Both periods benefited from new production from the J-Block field in the U.K. sector of the North Sea, as well as higher production volumes from Norway, partly offset by lower crude oil prices. In addition, the increase in the year-to-date period reflected higher average natural gas sales prices.

Foreign crude oil production increased 23 percent in the third quarter of 1997, while foreign natural gas production increased
35 percent. Both production increases are attributable to new production from J-Block, and, to a lesser extent, higher production from the Norwegian North Sea.

Special items in the first nine months of 1997 primarily included a property impairment of two U.K. North Sea fields totaling
$11 million, after-tax, as well as foreign currency losses. Special items in the third quarter and nine-month period of 1996 primarily consisted of an impairment of certain Canadian proved properties totaling $25 million after-tax.

GPM
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1997        1996*   1997        1996*
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income           $25          31      75          87
Less special items              -           1       9           3
-----------------------------------------------------------------
Net operating income          $25          30      66          84
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.

                                      Dollars Per Unit
                           --------------------------------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)     $ 2.18        2.04    2.28        2.05
U.S. natural gas liquids
  (per barrel--
  unfractionated)           12.39       14.05   12.71       12.93
-----------------------------------------------------------------

                                Millions of Cubic Feet Daily
                           --------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips          1,389       1,391   1,371       1,369
  Phillips                    159         179     159         179
-----------------------------------------------------------------
                            1,548       1,570   1,530       1,548
=================================================================

Raw Gas Throughput          1,973       1,930   1,995       1,920
-----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips            997       1,001     995         998
  Phillips                     57          72      55          80
-----------------------------------------------------------------
                            1,054       1,073   1,050       1,078
=================================================================

                                 Thousands of Barrels Daily
                           --------------------------------------
Natural Gas Liquids Net
  Production
    From Phillips E&P
      leasehold gas            15          18      15          17
    From gas purchased
      outside Phillips        143         134     139         130
-----------------------------------------------------------------
                              158         152     154         147
=================================================================


GPM's net operating income declined 17 percent in the third quarter of 1997, and 21 percent in the nine-month period. In the quarter, lower natural gas liquids (NGL) sales prices were partially offset by higher residue gas sales prices. For the year-to-date period, higher residue gas sales prices were more than offset by higher gas purchase costs and lower residue gas sales volumes.

Average NGL sales prices in the third quarter of 1997 were 12 percent lower than the third quarter a year ago, but 8 percent improved over the second quarter of this year. NGL sales volumes have increased primarily as a result of acquisitions and improved operating consistency.

Residue gas prices strengthened in the third quarter, with the largest gains in September. After beginning July and August below corresponding 1996 levels, prices moved strongly above September 1996 levels. Moderate demand growth supported the increased prices. GPM's residue gas sales volumes were down slightly in the third quarter, resulting primarily from field declines in the Austin Chalk area of south central Texas.

Special items in the nine-month period of 1997 consisted of a settlement of a dispute with a producer. Special items in the 1996 nine-month period primarily represented a gain on the sale of an NGL plant and gathering system.

RM&T
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1997          1996*  1997         1996*
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income         $63            35    130           79
Less special items            -             5     (1)           4
-----------------------------------------------------------------
Net operating income        $63            30    131           75
=================================================================

                                      Dollars Per Unit
                           --------------------------------------
Average Sales Prices
  (per gallon)
Automotive gasoline--
  wholesale                $.68           .67    .68          .65
Automotive gasoline--
  retail                    .83           .82    .83          .81
Distillates                 .56           .63    .60          .61
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
U.S. Refinery Crude Oil
  Rated capacity            345           345    345          345
  Crude runs                347           345    320          325
  Capacity utilization
    (percent)               101%          100     93           94
-----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline--
        wholesale           292           296    293          290
      Automotive gasoline--
        retail               38            37     37           37
      Aviation fuels         30            26     28           25
      Distillates           138           135    130          135
      Other products         15            14     13           15
-----------------------------------------------------------------
                            513           508    501          502
    Foreign                  45            44     44           46
-----------------------------------------------------------------
                            558           552    545          548
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.


Sustaining an improvement that began in the second quarter of 1997, RM&T's net operating income more than doubled in the third quarter of 1997, compared with the third quarter a year ago. Improved refinery results, primarily due to higher gasoline margins, drove the strong performance. Although the company's average wholesale gasoline sales price increased only slightly in the third quarter, crude oil acquisition costs were 14 percent lower, leading to improved margins.

RM&T's net operating income increased 75 percent in the nine-month period of 1997. In addition to higher gasoline margins, other refinery products margins were higher, partially offset by higher controllable costs, reflecting higher utilities, maintenance and advertising expenses.

The company's refineries ran exceptionally well during the quarter, ending with a third quarter crude oil utilization rate of 101 percent of rated capacity. The crude oil capacity utilization rate is expected to decrease in the fourth quarter, due to a scheduled turnaround at the Sweeny refinery.

Special items in the first nine months of 1997 included certain costs associated with a power outage at the Sweeny refinery. Special items in the third quarter of 1996 represented a gain on the sale of the company's retail propane business. In addition, the nine-month period of 1996 included costs related to property damage caused by equipment failure at the Sweeny refinery.

Chemicals
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1997          1996*   1997        1996*
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income        $ 79            49     226         197
Less special items            8             -       7          (7)
-----------------------------------------------------------------
Net operating income       $ 71            49     219         204
=================================================================

                                     Millions of Pounds
                                    Except as Indicated
                           --------------------------------------
Operating Statistics
Production**
  Ethylene                  838           549   2,288       1,862
  Polyethylene              503           529   1,486       1,546
  Propylene                 131            81     359         294
  Polypropylene             100            90     326         232
  Paraxylene                195           129     353         455
  Cyclohexane (millions
    of gallons)              41            41     115         126
-----------------------------------------------------------------
**Includes Phillips' share of equity affiliates' production.

                                 Thousands of Barrels Daily
                           --------------------------------------
U.S. Petroleum Products
  Outside Sales
    Automotive gasoline      14            16      13          12
    Liquefied petroleum gas  98            83     100          97
    Other products           30            34      34          31
-----------------------------------------------------------------
                            142           133     147         140
=================================================================

Natural Gas Liquids
  Processing capacity       250           250     250         250
  Liquids processed         213           202     206         202
-----------------------------------------------------------------
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.


Chemicals' net operating income increased 45 percent in the third quarter of 1997, primarily on the strength of higher ethylene margins and sales volumes. Industry outages and scheduled turnarounds kept the ethylene supply/demand balance tight during the third quarter. The third quarter's results also benefited from improved polyethylene margins, partially offset by lower equity earnings from the company's interest in a polypropylene facility at the Houston Chemical Complex, due to lower polypropylene margins.

Net operating income increased 7 percent in the nine-month period of 1997. Higher ethylene margins and volumes and higher polyethylene margins were mostly offset by lower margins and sales volumes at the Puerto Rico Core facility and higher costs associated with worldwide growth initiatives. In addition, margins were lower in the plastic pipe business, polyethylene volumes decreased, and results from equity companies in the plastics business line were lower.

Ethylene production was 53 percent higher in the third quarter of 1997, boosted by the completion of the project to restart a 100 percent-owned ethylene unit that had been idle since 1992.
The unit has an annual capacity of 400 million pounds.

Special items in the third quarter and first nine months of 1997 primarily consisted of a gain on the settlement of a license-related contingency. Special items in the first nine months of 1996 represented a tax item related to the company's
Puerto Rico Core operations.

Corporate and Other
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1997          1996*  1997         1996*
                           ------------------   -----------------
Operating Results
Reported Corporate and
  Other                    $(73)          (65)  (129)         375
Less special items          (15)           (6)    53          549
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $(58)          (59)  (182)        (174)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses  $(15)          (18)   (48)         (51)
Net interest                (29)          (37)   (87)        (109)
Preferred dividend
  requirements              (18)          (13)   (53)         (31)
Other                         4             9      6           17
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $(58)          (59)  (182)        (174)
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


Corporate general and administrative expenses decreased 17 and 6 percent in the third quarter and first nine months of 1997, respectively. This was primarily the result of increased allocations of corporate costs, particularly information technology related, to the operating segments.

Net interest represents interest income and expense, net of capitalized interest. Net interest was lower in both the third quarter and first nine months of 1997, due to higher capitalized interest and lower debt levels in 1997.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital I (Trust I) and Phillips 66 Capital II (Trust II) trusts. The Trust I securities were issued in May 1996 and the Trust II securities were issued in January 1997, leading to higher preferred dividend requirements in the third quarter and first nine months of 1997.

Other consists primarily of the company's captive insurance subsidiary, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other was adversely impacted in both the third quarter and year-to-date period of 1997 by lower results from the captive insurance subsidiary, as well as by higher income taxes not associated with the operating segments.

Special items in the third quarter of 1997 consisted primarily of after-tax non-cash foreign currency transaction losses of $13 million, due to the revaluing of an intercompany, sterling-denominated receivable. In addition, the nine-month period of 1997 included an $83 million favorable resolution of U.S. income tax issues covering the years 1983 through 1986, related primarily to income from the company's Kenai liquefied natural gas facility. In addition, the period included non-cash foreign currency transaction losses. Special items in 1996 included an after-tax gain of $565 million related to the favorable settlement of the company's Kenai LNG tax case.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                    Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  1997         1996          1996
                          ---------------------------------------
Current ratio                      1.2          1.1           1.1
Total debt                      $2,859        3,129         2,885
Preferred stock of
  subsidiary                    $  345          345           345
Company-obligated
  mandatorily redeemable
  preferred securities          $  650          300           300
Common stockholders'
  equity                        $4,721        4,251         4,102
Percent of total debt to
  capital*                          33%          39            38
Percent of floating-rate
  debt to total debt                15%          22            16
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations increased $431 million for the nine-month period ended September 30, 1997, compared with the same period in 1996. Included in cash from operations for the first nine months of 1997 and 1996 were cash refunds of $107 million and $209 million, respectively, related to the favorable resolution of the Kenai LNG tax proceeding. Excluding the cash impact of these refunds from the IRS, cash from operations increased
$533 million. Contributing to this increase were a $69 million increase in net operating income, a $161 million settlement related to J-Block gas production in the U.K. sector of the North Sea, and a $200 million decrease in the aggregate balance of accounts receivable sold in 1996. This resulted from payments made on a receivable monetization program during the first nine months of 1996, while the program was inactive in the first nine months of 1997.

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

During the first nine months of 1997, cash increased
$284 million, primarily due to increased cash flow from operating activities, including the $161 million J-Block settlement and $107 million tax resolution, and the previously mentioned
$350 million offering of company-obligated mandatorily redeemable preferred securities. These increases in cash were somewhat offset by increased capital expenditures and by the repayment of $270 million of debt.

The increase in cash, combined with decreases in accounts and notes payable, and long-term debt due within one year, resulted in an improved current ratio of 1.2 at September 30, 1997, compared with 1.1 at both year-end 1996 and the end of third quarter 1996.

On April 14, 1997, Phillips' Board of Directors approved the company's third dividend rate increase in three years, raising the quarterly per share dividend to $.34, a 6 percent increase, effective June 2, 1997. In April, the Board authorized the expenditure of up to $150 million to repurchase shares of the company's common stock through December 31, 1999. Periodic purchases began in late April, and at October 31, 1997, 1,043,600 shares had been repurchased for approximately
$48 million.

During the first nine months of 1997, Phillips increased its revolving bank credit facility from $1.1 billion to $1.5 billion. The company's commercial paper program is supported by this credit facility in an amount equal to 100 percent of the commercial paper outstanding. The commercial paper program was raised from $250 million to $1.5 billion this year. At September 30, 1997, no amount was outstanding under either facility. The company also amended the LTSSP $397 million 25-year term bank loan to extend the date that any participating bank in the syndicate of lenders may cease to participate--from November 30, 2001, to December 5, 2004.

Effective September 23, 1997, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, refinanced its $300 million revolving credit facility, maturing in 2001, to secure more favorable interest rates. The committed amount and term remained unchanged. No amounts were outstanding under this facility at September 30, 1997.

Phillips' $300 million 9 1/2% Notes due 1997 will mature
November 15, 1997.

In late 1995, Phillips and Shanghai Petrochemical Company Limited
(SPC) formed a joint venture to build and operate a linear polyethylene plant near Shanghai, China, with an annual capacity of 220 million pounds. In second quarter 1997, the joint venture signed loan agreements to partially fund the design and construction of the plant. Remaining funding was provided by registered capital previously contributed by Phillips and SPC. Phillips is guaranteeing the U.S. dollar portion of the loan agreements, totaling approximately $34 million. SPC is guaranteeing the foreign currency portion of the loans. Phillips has a 40-percent interest in the joint venture.

The company now expects to expand its master leasing arrangement, under which it leases and supervises the construction of retail outlets, from $50 million to $100 million during fourth quarter
1997. The company has also entered into a master leasing arrangement for $75 million to upgrade its fleet of four corporate planes.

On October 30, 1997, the Board of Directors of Phillips' subsidiary, Phillips Gas Company (PGC), approved the redemption of its Series A 9.32% Cumulative Preferred Stock, on December 15, 1997. The total issue of 13.8 million shares will be redeemed at par, or $25 per share, plus accrued dividends of $.2006 per share. The $348 million required for the stock redemption will be provided by a loan from a subsidiary of Phillips Petroleum Company to PGC. The redemption of the preferred stock will reduce Phillips' fixed charges by approximately $32 million annually.

Capital Expenditures and Investments

                              Millions of Dollars
             -----------------------------------------------------
                             Three Months Ended  Nine Months Ended
                                September 30        September 30
                             ------------------  -----------------
             Estimated 1997  1997          1996   1997        1996
             --------------  ------------------  -----------------

E&P              $1,369       345           226    811         702
GPM                 135        27            18     86          47
RM&T                245        49            43    149         134
Chemicals           265        67            48    181         136
Corporate
  and Other          77        17            18     50          41
------------------------------------------------------------------
                 $2,091       505           353  1,277       1,060
==================================================================

United States    $1,062       270           188    736         532
Foreign           1,029       235           165    541         528
------------------------------------------------------------------
                 $2,091       505           353  1,277       1,060
==================================================================


The company's improved operating results, the settlement of the J-Block gas production dispute, and the Kenai LNG tax settlement have enhanced Phillips' financial flexibility. As a result, in October the company increased its 1997 capital budget a second time, raising it to $2.09 billion from the original 1997 capital budget of $1.67 billion. The capital budget is at its highest level since 1982.

The E&P capital spending program received the largest increase-- from its original 1997 capital budget of $905 million to $1.37 billion. The increase is expected to be used to purchase the interests of Gulf Canada Resources Limited and Pennzoil Resources Canada Limited in the Zama/Virgo area, located in northwest Alberta, Canada; applied to the rights to operate and explore existing fields in northwest Venezuela; and used for development projects in Norway, the United Kingdom, and North America.

Phillips has agreed to pay $269 million for both Gulf Canada's and Pennzoil's interests in the Zama/Virgo area, and to trade to Gulf Canada its 100-percent working interest in the Coleville heavy-oil field in southwest Saskatchewan, Canada, which contains reserves of approximately 21 million barrels-of-oil equivalent. The company's working interest in the Zama/Virgo area will be 90 percent for the oil properties and 100 percent for the gas properties, with combined estimated net reserves of oil and natural gas of 100 million barrels-of-oil equivalent. Phillips estimates gross production from Zama/Virgo to be 8,100 barrels of oil per day in 1998 and 9,150 barrels of oil per day in 1999, versus 7,500 barrels of oil per day in 1997. Gross gas production is anticipated to increase to 96 million and 124 million cubic feet in 1998 and 1999, respectively, from 70 million cubic feet in 1997. Both transactions are expected to close in December 1997.

During second quarter 1997, Phillips and its co-venturers successfully bid on risk service contracts for three production fields in Venezuela with gross estimated reserves, after application of enhanced recovery efforts, of 650 million to 900 million barrels of oil. The Ambrosio field, where Phillips has a 100-percent interest, currently produces 2,100 barrels of oil per day. The LL-652 field, where Phillips has a 20-percent interest, currently produces 11,700 barrels per day. The company holds a 50-percent interest in La Vela Costa Afuera, with estimated gross production potential of 20,000 to 30,000 barrels of oil per day and up to 75 million cubic feet of gas per day. Production is expected to commence in 2001.

The Venezuelan Congress has approved the proposed terms and conditions of an extra-heavy oil project proposed by Phillips and its co-venturers, including Corpoven, S.A., a subsidiary of Venezuela's state oil company, in the Hamaca region of the Orinoco Oil Belt in eastern Venezuela. If development occurs, Corpoven has estimated 2.4 billion barrels of oil could be recovered, with gross production averaging nearly 200,000 barrels per day by 2006. Phillips' interest in the joint venture is 20 percent.

In June 1997, Phillips Petroleum Company United Kingdom Limited and its co-venturers, Agip (U.K.) Limited and BG Exploration and Production Limited, reached a settlement with Enron Europe Limited (Enron) concerning J-Block gas production in the U.K. sector of the North Sea, concluding all J-Block litigation with Enron. As a result, gas sales commenced in June. The settlement provides the J-Block owners more flexibility to produce gas and liquids from fields in the surrounding area, using the J-Block facilities' capacity to handle up to 100,000 barrels of liquids and 450 million cubic feet of gas per day. It is anticipated that for fourth quarter 1997 J-Block gross production will average approximately 280 million cubic feet of gas per day and 70,000 barrels per day of liquids.

Phillips and Shell U.K. Exploration and Production (Shell) recently announced two discovery wells: the 22/23b-5 well (Kate), and the 22/28a-3 (Tornado), both of which straddle the boundary of blocks 22/23b and 22/28a, east of Aberdeen, Scotland.
Phillips holds a 62.74 percent interest in block 22/28a.
Detailed appraisal programs are planned for each of these wells.

Also in the U.K. North Sea, production began in October at the Armada field, averaging a net rate of 2,000 barrels of liquids per day and 30 million cubic feet of natural gas per day. Peak net production is expected to reach 3,000 barrels of liquids per day and 52 million cubic feet of natural gas per day in the fourth quarter 1997. The company has an 11.5 percent interest in Armada.

The U.K.'s Department of Trade and Industry has approved the development plan for the Janice field in the U.K. sector of the North Sea. The field is estimated to contain 70 million barrels of recoverable oil. First production is scheduled for third quarter 1998 and peak oil production rates are expected to reach 55,000 gross barrels of oil per day during fourth quarter 1998. Phillips' interest in the Janice field is 24.4 percent.

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

Also in the Norwegian North Sea, a waterflood project for the Eldfisk field is being planned. The project would involve the construction of a new unmanned platform, modifications to existing platforms, laying of new pipelines, and an extensive drilling program. Phillips' estimated share of the cost of the project is $255 million. Subject to approval by the Norwegian authorities, water injection and production could begin in January 2000.

Oil and gas production from the Mahogany field offshore Louisiana continues to be less than originally forecasted due to water production and the limited productivity of the current producing zones. Gross production averaged 13,000 barrels of oil per day while gas volumes averaged 21 million cubic feet per day during the third quarter. A fifth production well is currently being completed, and recompletions, which are anticipated to improve production volumes, are planned in other producing zones upon depletion of lower intervals. Phillips is the field operator with a 37.5 percent interest.

The company continues to have drilling success in China. During second quarter 1997, the company and its co-venturers announced the development of a satellite oil field in Block 15/11 of the South China Sea. With completion of the well, the Xijiang 24-3-A14, Phillips set a world record for extended-reach drilling and a record for China's longest measured-depth well. The well currently is producing 6,800 gross barrels of oil per day and is expected to flow at more than 10,000 gross barrels per day at full production. Phillips is the operator of the Xijiang 24-3 field with a 24.5 percent interest. On November 6, 1997, the company announced an oil discovery (the Peng Lai 14-3-1 well) in the Bozhong Block of China's Bohai Bay, approximately 420 miles southeast of Beijing. Phillips is operator with a 60-percent interest.

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

GPM's capital expenditures and investments for the nine months ended September 30, 1997, increased substantially over the same period in 1996, primarily due to a purchase of gathering assets from Amoco Production Company in January 1997. GPM received a $35 million increase in its 1997 capital budget, primarily for plant expansions and for projects that will add new raw gas volumes.

The company continues its planned retail-marketing expansion that began in 1996. Twenty-one new retail outlets were opened in the first nine months of 1997. In addition, 10 existing units were razed and rebuilt. Since the expansion program began, utilizing both capital funds and a master leasing program, the company has acquired 24 retail outlets, opened 28 new ones, and razed and rebuilt 16 others. The new outlets and the existing outlets that were razed and rebuilt utilize the new Kicks 66 convenience store design.

The company is going forward with two major pipeline projects-- one to serve markets in the Midwest and the other to carry petroleum products to markets not previously served by the company in the Southwest. In February, Phillips and its co-venturer announced plans to convert a portion of the Seaway Pipeline system to refined products service. In conjunction with this conversion, Phillips is constructing a new 150-mile, 18-inch pipeline to connect the Seaway line to the company's existing Midwest distribution system to transport gasoline and distillates from the Gulf Coast to the growing Midwest market. Construction is scheduled to be completed in the first quarter of 1998. Construction is expected to begin in the fourth quarter of 1997 on another major pipeline system to transport petroleum products to markets in El Paso, Texas, and Tucson and Phoenix, Arizona. This project, scheduled for completion in early 1999, involves reversing and converting an existing eight-inch natural gas liquids pipeline that extends from Borger, Texas, to Gaines County, Texas. In addition, a new 220-mile, 10-inch pipeline would be constructed from Gaines County to El Paso, and a new terminal would be built at El Paso.

During first quarter 1997, the company completed a paraxylene capacity increase at its Puerto Rico Core facility, raising capacity from 675 million to 880 million pounds per year.

During third quarter 1997, a new 440 million pounds-per-year high-density polyethylene plant in Singapore was completed and is in production. This expansion more than doubles the capacity of an existing plant, bringing total capacity to 870 million pounds per year. Phillips has a 50-percent interest in the new plant.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to cash generated from operations and financing.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997, and are disclosure-oriented statements. Therefore, neither Statement will affect the company's reported consolidated net income or cash flows. The company has not yet determined whether it will early adopt either Statement, or the disclosure formats it will adopt in response to these Statements.

Contingencies

Legal and Tax Matters

The company has a number of issues outstanding with the IRS related to tax years 1987 through 1992 that are expected to be resolved in the near term as a result of resolving the Kenai LNG tax case. Although it is too early to determine the financial effects, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position.

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

At year-end 1996, Phillips reported 47 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, three sites were resolved through consent decrees, deposits into trust funds, or otherwise. Two sites were added during the nine-month period. Of the 46 sites remaining at September 30, 1997, the company believes it has a legal defense or its records indicate no involvement for 16 sites. At seven other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 16 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At September 30, 1997, accruals of $7 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $73 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $5 million for other environmental contingent liabilities, for total environmental accruals of $85 million. No one site represents more than 10 percent of the total.

After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries, although claims for recovery of remediation costs have been filed with certain of the company's insurers. The ultimate amount, if any, and the timing of recoveries remains uncertain.

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

Phillips global growth strategy in its exploration and drilling activity continues with opportunities involving foreign joint-venture partners. In January 1997, the company was awarded a license for oil and gas exploration and development in deep water offshore western Greenland. Seismic surveys of the Greenland acreage indicate the possibility of significant hydrocarbon-bearing formations, and the company is planning to conduct drilling activities together with a co-venturer. The first well
is planned for 1998.  Phillips has a 38.25 percent interest.   In
second quarter 1997, the company and its co-venturers signed an agreement with the Republic of South Africa and the South Africa National Oil Co. to explore 14.5 million acres in the Indian Ocean. Under the initial four-year agreement, Phillips plans to gather seismic data and drill at least one exploratory well. Phillips is the operator of the sub-lease with a 40-percent interest. In third quarter 1997, the company joined a study of a proposed Alaska North Slope gas project. The study will examine the viability of producing natural gas from Alaska's North Slope, transporting it across the state, converting it to liquid natural gas, and marketing it in the Far East. The study is expected to be completed by January 1998.

Phillips has drilled the majority of its subsalt portfolio on the continental shelf in the Gulf of Mexico. Although commercial success has been limited, the technology has been proven and the information gained will be extrapolated to the company's next major exploration program in North America--the drilling of deep-water blocks in the Gulf of Mexico--and elsewhere. Phillips has acquired a 33.33 percent interest in 121 offshore deep-water blocks in the Gulf. Phillips and Mobil Corporation jointly hold the leases on these tracts, and plan to drill their first joint deep-water well in 1998. The co-venturers plan to accelerate deep-water exploration after taking delivery of a contracted drillship in late 1998.

A delineation well recently drilled on the Tyonek Deep prospect in Alaska's Cook Inlet did not locate commercial quantities of hydrocarbons in the target zones. The company is evaluating a possible second delineation well to be sidetracked from an existing wellbore in the prospect area before year-end. At September 30, 1997, total suspended exploratory well costs on the Tyonek Deep prospect were $64 million.

Over the next three years, Phillips is committed to participating in 10 wells off the western coast of Australia. The first of these wells tested the extension of the Perseus field onto Phillips' acreage. This resulted in the discovery of natural gas and gas condensate at the Athena 1 well, which flowed 47 million cubic feet of natural gas and 2,133 barrels of condensate. The company's interest in the discovery is 50 percent.

Phillips entered into two separate agreements for projects in Qatar. The company and Qatar General Petroleum Corporation
(QGPC) signed a Heads of Agreement for a new joint-venture petrochemical complex. The complex would use Phillips' proprietary polyethylene and hexene-1 manufacturing and catalyst technology and would feature a 1.1 billion pounds-per-year ethylene plant. It would also feature manufacturing facilities capable of producing one billion pounds per year of polyethylene (high-density and linear low-density), and a hexene-1 plant with a capacity of 100 million pounds per year. Construction of the complex is scheduled to begin in 1998, with initial production in 2001. The project is subject to negotiation of definitive agreements and to the approval of the Boards of Directors of QGPC and Phillips. Phillips would have a 49-percent interest in this project. The company also signed a memorandum of understanding with QGPC and Sasol Limited providing for a feasibility study of a proposed joint venture for a gas-to-liquids project. A feasibility study, which is currently being conducted to fully assess the economics and viability of the new venture, is scheduled to be completed in first quarter 1998. If a plant is built, it would produce approximately 20,000 barrels per day of distillates and naphtha and be scheduled for start-up in 2002. Phillips would hold a 15-percent interest in this joint venture.

At the company's Houston Chemical Complex in Pasadena, Texas, the company plans to build a 200 million pounds-per-year hexene-1 plant based on the company's new proprietary selective catalyst technology. Construction is expected to begin second quarter 1998, with completion in the fourth quarter of 1999.

In October 1997, Phillips signed three letters of intent with major petrochemical manufacturers in the People's Republic of China. One project will be a joint feasibility study of an ethylene complex, which would include a 1.3 billion pounds-per-year ethylene cracker, polyethylene and polypropylene plants, and related facilities. Phillips would hold a 50-percent interest in the complex, subject to approval by Chinese authorities. Another project will be a joint feasibility study of a 100 million-pounds-per-year K-Resin styrene-butadiene copolymer plant based on Phillips' proprietary technology. Finally, Phillips signed a second letter of intent with Shanghai Petrochemical Company Limited (SPC) to conduct preliminary studies for the expansion of a polyethylene plant currently under construction. In 1996, Phillips and SPC formed a joint venture to build the 220 million pounds-per-year plant, which is scheduled to come onstream in 1998.

During third quarter 1997, Phillips and Corpoven, an affiliate of the Venezuelan state oil company, PdVSA, signed a Principles of Agreement to build a 58,000 barrels-per-day coker and related facilities at Phillips' Sweeny, Texas, Complex. Under terms of the agreement, Corpoven would supply up to 165,000 barrels per day of heavy Venezuelan crude to be processed at the refinery. Subject to negotiation of definitive documents and to the approval of the Boards of Directors of Corpoven, PdVSA and Phillips, construction is now expected to commence in 1998, with completion in 2000. Phillips would hold a 50-percent interest in the project.

It is expected that current crude oil prices will be maintained for the remainder of 1997. The market continues to be supported by strong global demand growth, contained industry inventory levels, and the potential for increased turmoil in the Middle East. To date, natural gas prices in October and November have been higher than year-ago levels, which could result in fourth quarter 1997 average prices exceeding both third quarter 1997 and fourth quarter 1996 levels. However, the longer-term trend in pricing for much of the winter remains highly dependent on weather.


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

  o Estimates of proved reserves, raw natural gas supplies, project cost estimates and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements; however, new or revised information or changes in scope or economics could cause results to vary, perhaps materially.

                  PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12     Computation of Ratio of Earnings to Fixed Charges.

27     Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended September 30, 1997, the company did not file any reports on Form 8-K.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS PETROLEUM COMPANY



                                      /s/ Rand C. Berney
                                   -----------------------------
                                          Rand C. Berney
                                   Vice President and Controller
                                    (Chief Accounting and Duly
                                        Authorized Officer)

November 13, 1997