Form 10-K405
period 1997-12-31
PHILLIPS PETROLEUM CO
filed 1998-03-02
CIK 78214

FORM 10-K
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended       December 31, 1997
                                       --------------------------------
                                     OR
         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                            ------------   ------------
                         Commission file number   1-720
                                               ------------

                          PHILLIPS PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

                 Delaware                               73-0400345
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

                PHILLIPS BUILDING, BARTLESVILLE, OKLAHOMA  74004
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

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes x   No
                                                                ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Excluding shares held by affiliates, the registrant had 262,403,941 shares of Common Stock, $1.25 Par Value, outstanding at January 31, 1998. The aggregate market value of voting stock held by non-affiliates of the registrant was $11,545,773,404 as of January 31, 1998. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors and the Compensation and Benefits Trust to be affiliates, and deducted their stockholdings of 412,179 and 29,200,000 shares, respectively, in determining the aggregate market value.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           May 11, 1998 (Part III)

                        TABLE OF CONTENTS

                              PART I

   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties...........................   1
             Corporate Structure and Current Developments....   1
             Segment and Geographic Information..............   3
               E&P (Exploration and Production)..............   3
               GPM (Gas Gathering, Processing and Marketing). 12 RM&T (Refining, Marketing and Transportation). 14
               Chemicals.....................................  18
               Other.........................................  21
             Competition.....................................  23
             General.........................................  24
       3.  Legal Proceedings.................................  25
       4.  Submission of Matters to a Vote of
             Security Holders................................  25

                       --------------------

           Executive Officers of the Registrant..............  26

                             PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  28
       6.  Selected Financial Data...........................  29
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................  30
       8.  Financial Statements and Supplementary Data.......  68
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......... 126

                             PART III

      10.  Directors and Executive Officers of the
             Registrant...................................... 127
      11.  Executive Compensation............................ 127
      12.  Security Ownership of Certain Beneficial
             Owners and Management........................... 127
      13.  Certain Relationships and Related Transactions.... 127

                             PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................... 128

                              PART I

Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the business of Phillips Petroleum Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "may," "plan" or "plans," "scheduled," "would," "could," "should," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 65.


Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND CURRENT DEVELOPMENTS

Phillips Petroleum Company was incorporated in Delaware on June 13, 1917. The company is headquartered where it was founded, in Bartlesville, Oklahoma. The company operates in four business segments: (1) Exploration and Production (E&P) -- which explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis; (2) Gas Gathering, Processing and Marketing (GPM) -- which gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico;
(3) Refining, Marketing and Transportation (RM&T) -- which refines, markets and transports crude oil and petroleum products, primarily in the United States; (4) Chemicals -- which fractionates natural gas liquids and manufactures and markets a broad range of petroleum-based chemical products on a worldwide basis. Support staffs provide technical, professional and other services to the business segments. At December 31, 1997, Phillips employed 17,100 people, slightly less than the previous year.

Phillips continued to focus on growth opportunities and operating excellence in 1997. Current developments include the following:

  o Phillips and Mobil Corporation established an alliance in 1996 for deep-water exploration in the Gulf of Mexico. Seismic data was acquired in 1997, and drilling is scheduled to begin in 1998. Phillips currently holds a one-third ownership interest in 121 deep-water blocks.

  o Work continued on the Ekofisk II redevelopment in 1997. The new wellhead platform was completed in October 1996 and production from the first well began in early 1997. Work continues on the new processing/transportation platform. Ekofisk II is scheduled for start-up in the fall of 1998.

  o Phillips and its co-venturers are studying a plan to develop both blocks of the Bayu-Undan gas/condensate discovery in the Timor Sea Zone of Cooperation, initially as a gas-reinjection project. Initial production is expected in 2002. A decision is pending on the location and type of facility to liquefy the natural gas at a later stage in the project's development.

  o During 1997, Phillips and its co-venturers successfully bid on risk service contracts for three production fields in Venezuela with gross estimated reserves, after application of enhanced recovery efforts, of 650 million to 900 million barrels of oil.

  o Phillips purchased oil and gas assets in the Zama/Virgo area of northwest Alberta, Canada. The company's average working interest in the Zama/Virgo area ranges between 90 and 100 percent for the oil and gas properties, with combined estimated net reserves of oil and natural gas of 100 million barrels-of-oil-equivalent (BOE).

  o During third quarter 1997, Phillips and the Venezuelan state oil company signed a Principles of Agreement to build a 58,000 barrels-per-day coker and related facilities at Phillips' Sweeny, Texas, Complex for the processing of heavier, lower-cost crude oil.

  o The company and Qatar General Petroleum Corporation signed an agreement for the development of a new joint-venture petrochemical complex. The complex would feature a 1.1 billion-pounds-per-year ethylene plant. It would also feature manufacturing facilities capable of producing one billion pounds per year of polyethylene and a hexene-1 plant with a capacity of 100 million pounds per year. Phillips would have a 49 percent interest in this project.

SEGMENT AND GEOGRAPHIC INFORMATION

Segment information about sales and other operating revenues, earnings, total assets and additional information, located in
Note 19 -- Segment and Geographic Information in the Notes to Financial Statements on pages 103 through 105, is incorporated herein by reference.

Products which contributed more than 10 percent of consolidated sales and other operating revenues follow:

                                        1997      1996      1995
                                        ------------------------
Crude Oil                                 23%       26        26
Petroleum Products                        41        42        41
Natural Gas                               15        14        12


E&P
---

The company's E&P segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis and produces coal in the United States. Producing areas are the United States (including the Gulf of Mexico), the Norwegian and U.K. sectors of the North Sea, Canada, Nigeria and offshore China.

The information listed below appears in the oil and gas operations disclosures on pages 106 through 124 and is incorporated herein by reference.

  o Proved worldwide crude oil, natural gas, and natural gas liquids reserves.

  o Net production of crude oil, natural gas and natural gas liquids.

  o Average sales prices of crude oil, natural gas and natural gas liquids.

  o  Average production costs per BOE.

  o  Developed and undeveloped acreage.

  o  Net wells completed, wells in progress and productive wells.

In 1997, Phillips' worldwide crude oil production averaged 232,000 barrels per day, a 6 percent increase from 219,000 barrels per day in 1996. In 1997, 67,000 barrels per day of crude oil production was from the United States, down from 69,000 barrels per day in 1996. Lower U.S. production was due to general production declines, primarily from the Point Arguello,

South Marsh Island Blocks 146/147, and Prudhoe Bay fields. This decline was partially offset by new production from the Mahogany subsalt field in the Gulf of Mexico. Foreign crude oil production was up 10 percent in 1997, reflecting higher production in the U.K. sector of the North Sea with the start-up of J-Block, and higher volumes from Norway.

E&P's worldwide production of natural gas liquids averaged
14,000 barrels per day in 1997, compared with 15,000 barrels per day in 1996. U.S. production accounted for 4,000 barrels per day in 1997, the same as in 1996.

The company's worldwide production of natural gas averaged
1,472 million cubic feet per day in 1997, down 4 percent from 1996. U.S. natural gas production decreased 7 percent in 1997, to 1,024 million cubic feet per day, primarily attributable to normal field declines, lower production from Blocks 70/71 in the Garden Banks area of the Gulf of Mexico, and asset dispositions. Higher production from the U.K. sector of the North Sea contributed to a 5 percent increase in foreign natural gas production in 1997.

Phillips' worldwide annual average crude oil sales price decreased 8 percent in 1997, to $18.57 per barrel. Both U.S. and foreign average prices were lower. E&P's annual average worldwide natural gas sales price increased 9 percent, led by 11 percent higher sales prices in the United States.

The company's finding and development costs in 1997 were $4.42 per BOE, compared with $7.55 in 1996. Over the last five years, Phillips' finding and development costs averaged $4.17 per BOE.

At December 31, 1997, Phillips held a combined 33.9 million net developed and undeveloped acres, a 26 percent increase from
26.8 million net acres at year-end 1996. The increase in net acreage is primarily attributable to new acreage in South Africa, Peru, Greenland and Venezuela. At year-end, the company held acreage in 21 nations, and produced hydrocarbons in six.


E&P -- U.S. OPERATIONS

Phillips' alliance with Mobil Corporation to jointly explore deep-water blocks in the Gulf of Mexico moved forward in 1997. Three-dimensional seismic surveys were acquired in 1997 and a drilling program is scheduled to begin in 1998, with two to four exploratory wells planned annually over the next three to five years. The alliance covers 121 deep-water blocks, with Phillips holding one-third of the ownership interests and Mobil two-thirds.

The company has drilled the majority of its subsalt portfolio on the continental shelf in the Gulf of Mexico. Production has been less than anticipated from the Mahogany field (Ship Shoal
Blocks 349/359), where work continues to boost output. A fifth production well has been completed, and recompletions are planned in other producing zones. In 1997, Mahogany's net production was 2,808 barrels of oil and 4.3 million cubic feet of natural gas per day. Phillips plans to develop the Agate field (Ship Shoal South Block 361) by connecting it to the Mahogany platform, located about six miles away. First production from Agate is expected in 1998. Phillips owns a 37.5 percent interest in the Mahogany field, and a 50 percent interest in the Agate field.

In the North Cook Inlet of Alaska, Phillips has completed appraisal drilling of the Tyonek Deep prospect, in which the company owns a 100 percent working interest. Although the first appraisal well did not encounter commercial quantities of hydrocarbons, a second appraisal well, started in late 1997, was successful, testing at a combined rate of 3,100 barrels of oil per day. Two development wells are planned for 1998. Drilling has taken place from the existing Tyonek platform, which has continued to supply gas to the company's Kenai LNG facility.

Phillips owns a 10 to 25 percent interest in three satellite fields of the Prudhoe Bay Unit: Schrader Bluff, S-Pad Kuparuk and
Northwest Eileen. A two-well appraisal-drilling program began in the fall of 1997 at Schrader Bluff, and a three-well program began in early 1998 at Northwest Eileen.

Liquefied natural gas (LNG) sales volumes from the company's Kenai, Alaska, plant decreased 8 percent in 1997, compared with 1996, due to slightly lower customer demand. Through refrigeration and compression techniques, and utilization of Phillips' proprietary Optimized Cascade LNG technology, the company liquefies natural gas produced from its North Cook Inlet field, and transports the LNG to Japan, where it is reconverted into dry gas at the receiving terminal.

Net production from the company's three jointly owned coal mines was 1.8 million tons in 1997, compared with 2.9 million tons in 1996. The mines are located in Louisiana, Texas and Wyoming. Phillips has a 50 percent-equity interest in each. The reduction in coal production was due to reduced demand for production from the Dry Fork mine in Wyoming. However, as a result of contractual minimum royalty payments to Phillips and the allocation of most fixed costs to the operator at the present low production level, the lower deliveries at Dry Fork did not adversely impact Phillips' financial results.

Construction is scheduled to begin in 1998 on a lignite mine in Mississippi with an expected capacity of 3.2 million-tons-per-year. Commercial production is expected to begin in 2000. Phillips will own 75 percent of the mine, which will provide fuel for a 440-megawatt power plant to be built and owned by a third party in northeast Mississippi.


E&P -- NORWEGIAN OPERATIONS

Work continued on the Ekofisk II redevelopment in 1997. The new wellhead platform was completed during 1996, with production starting in early 1997. The new processing/transportation platform was installed in September 1997. Full operation of Ekofisk II is scheduled to begin in the fall of 1998.

The Ekofisk, Eldfisk, Embla and Tor fields will be connected to the Ekofisk II facilities, as well as some third-party fields.
It is currently anticipated that the remaining fields in the Ekofisk area -- Cod, Albuskjell, Edda, and West Ekofisk -- will be shut-in by the end of 1998 because tie-in of these fields to the new Ekofisk II facilities was determined to be uneconomical based on remaining reserves, existing platform operating costs and tie-in costs. However, a re-assessment of some of these fields is ongoing and alternate development scenarios are being studied. The abandonment plans for these fields have not yet been finalized by the company, and are not scheduled to be submitted to the Norwegian authorities until 1999. At
December 31, 1997, the company had accrued $44 million for dismantlement and removal costs on these fields based on total anticipated costs to Phillips of $48 million. The combined liquids production for these fields in 1997 was 1,900 barrels per day, about 2 percent of the company's Norway production.

Phillips received government approval to proceed with a water injection program at the Eldfisk field, the second largest field in the Ekofisk area. The project includes a new unmanned platform, new pipelines and modification of existing facilities. The platform, which will include water injection, gas lift and gas injection equipment, is scheduled to begin operation in early 2000, and will be controlled from a nearby manned platform. The completed facility will include eight injection wells -- seven for water and one for gas. Total water injection capacity will be 670,000 barrels per day, enough to serve Eldfisk and provide a new source for the ongoing Ekofisk waterflood project 15 miles away. This project is expected to increase Phillips' net Eldfisk oil production from about 13,000 barrels per day to a peak of 26,000 barrels per day in 2004. At December 31, 1997, Phillips owned a 37 percent working interest.

In 1996, the company was awarded a 30 percent operating interest in four new blocks in the Norwegian sector of the North Sea, near the Troll gas field. The first exploratory well was a dry hole, and work is ongoing to evaluate other prospects on the license. Phillips was also awarded a 20 percent non-operating interest in a block near the Norne field, where an exploratory well is planned for the first quarter of 1998.

As part of its Norwegian operations in the North Sea, Phillips acquired interests in two licenses offshore Denmark. On one license, the company participated in the discovery of a field named Siri in December 1995. A 1996 appraisal well was also successful. The operator is preparing for development of the field, with first production expected in late 1998 at an anticipated net rate to Phillips of 6,000 barrels per day. Phillips holds a 12.5 percent interest in the Siri license. A successful exploratory well was drilled late in 1996 on the Siri East, a separate prospect on the same license. Siri East may be developed as a satellite to Siri. Phillips is the operator and holds a 35 percent interest in the second license, located in the westernmost part of the Danish shelf immediately south of the Ekofisk area, where three-dimensional seismic data is being evaluated.

Phillips was awarded 38.25 percent interest in a license offshore western Greenland covering 2.3 million acres, effective
January 1, 1997. Seismic data was acquired in the summer of 1997, and the first exploration well is planned for 1999.


E&P -- U.K. OPERATIONS

Commercial liquids production from J-Block began in April 1997, following the commissioning of gas injection facilities on the Judy platform. Commercial gas production also began in 1997, after legal issues with the gas buyer were settled. In December 1997, net production averaged 23,000 barrels per day of liquids and 108 million cubic feet per day of natural gas. Phillips is the operator of J-Block, with a 36.5 percent interest.

The J-Block platform is designed to process 100,000 barrels of oil per day and 450 million cubic feet of natural gas per day. This additional capacity provides the infrastructure needed to cost-effectively develop other discoveries in the area. The Jade field, discovered in 1996, was successfully appraised in 1997. Development options are being evaluated, with an expected start-up in 2000 with a tie-in to the J-Block infrastructure. Development options are being reviewed with the co-venturers and the U.K. authorities. Phillips is the operator with a
32.5 percent interest.

Also tying into the J-Block infrastructure will be the Janice field, for which development approval was obtained in 1997. Initial production is planned for 1998 at a net rate of 13,000 barrels of oil per day, and 5 million cubic feet per day of natural gas. Gas production from Janice will be transported to the J-Block facility, while the oil production will be transported to Teesside, England, through an existing pipeline. Phillips has a 24.4 percent interest in Janice.

Phillips has an interest in two fields being developed in the U.K. North Sea--Armada and Britannia. Armada began production in late 1997, averaging a net rate of 2,700 barrels of liquids and 44 million cubic feet of natural gas per day in December 1997. Britannia is scheduled to begin production in mid-1998, averaging net production of 2,800 barrels of liquids and 38 million cubic feet of natural gas per day in 1999. The company has an
11.45 percent interest in Armada and a 6.78 percent interest in Britannia.

A discovery well was drilled in 1997 on a prospect that straddles two blocks in the U.K. North Sea. Named Kate, the well tested at a combined rate from two intervals of 11,500 barrels of oil per day, and 22 million cubic feet of natural gas per day. Phillips and its co-venturers operate the 22/28a block (in which Phillips holds a 62.74 percent interest), while Shell U.K. Exploration and Production Company (Shell) and its co-venturers operate block 22/23b. The discovery well was funded 50/50 by the Phillips and Shell groups. An appraisal well is planned for 1998. A subsequent well, drilled by Shell in block 22/28a and funded 50/50 by the Phillips and Shell groups, also encountered a potentially commercial hydrocarbon pay zone.

Phillips holds a 43.8 percent interest in the Renee field
(block 15/27) and a 27 percent interest in the Rubie field
(block 15/28b) in the U.K. North Sea. A successful appraisal well was drilled on Renee in 1997, and tested at a combined rate from two intervals of 10,250 barrels of oil and 7 million cubic feet of gas per day. Phillips and its co-venturers will develop the fields with subsea facilities tied into a third-party floating production facility located about 13 miles away. The company plans five wells for the area. Production could begin as early as the fourth quarter of 1998, at a combined initial net production rate of 9,000 barrels per day to Phillips.

In deep-water frontier areas of the Atlantic Ocean offshore the United Kingdom and the Republic of Ireland, Phillips was awarded 46 blocks in two licensing rounds. During the summer of 1997, Phillips and its co-venturers conducted extensive seismic surveys over much of the newly acquired acreage. Further seismic acquisition and the first exploratory well are planned for 1998.

E&P -- OTHER OPERATIONS

China:

In the South China Sea, Phillips' combined net production of crude oil from its Xijiang facilities averaged 15,000 barrels per day in 1997, the same as in 1996. The company drilled a five-mile extended-reach well from the Xijiang facilities to an adjacent field, with production commencing in 1997.

Phillips' exploratory program on the Bozhong Block, off China's northern coast in Bohai Bay, recorded two successful exploratory wells. The Peng Lai 14-3-1 was the company's first successful well and the Bozhong 36-2-1 was the second. An appraisal well was started in early 1998. Phillips is the operator and holds a 60 percent interest in the block. China National Offshore Oil Corporation has the right to acquire up to 51 percent interest in any prospect development.


Nigeria:

In Nigeria, the company's non-operating interests in 23 fields yielded net average crude oil production of 23,000 barrels per day, 8 percent lower than 1996. Information contained in Management's Discussion and Analysis on page 64 related to the company's oil mining leases in Nigeria is incorporated herein by reference.


Australia:

Phillips and its co-venturers are studying a plan to develop both blocks of the Bayu-Undan gas/condensate discovery in the Timor Sea Zone of Cooperation as a single field, with BHP Petroleum Pty. Ltd. as unit operator. The field, located between Indonesia and Australia, is planned to be developed initially as a gas-reinjection project, with liquids production processed on a floating processing, storage and offloading facility built from a modified tanker. Initial production is expected in 2002.

In 1997, a successful exploration well was drilled offshore northwestern Australia at the Athena prospect, in which Phillips holds a 50 percent interest. The Athena well tested an extension of a field discovered by an adjacent operator. Phillips and the operator of the adjacent field are discussing development options for these reserves with owners of nearby production facilities. In the same area, an unsuccessful exploratory well was drilled on the Andromeda prospect, where the company also holds a 50 percent interest.

Phillips was awarded a 40 percent interest in two offshore licenses in the Carnarvon Basin, off the northwest shelf of Australia. The new licenses are on either side of the license containing Athena and Andromeda. Phillips plans to drill up to 10 wells in these three licenses over the next three years.


Venezuela:

Phillips entered into an agreement with a subsidiary of Venezuela's state oil company, along with two other co-venturers, to study the development of extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela, and to consider the establishment of an association to undertake the project. The agreement was approved by the Venezuelan Congress in the summer of 1997, and engineering studies are under way, with a decision regarding construction expected by year-end 1998. Production could begin in 1999 at a net rate to Phillips of 2,000 barrels of oil per day, with peak net production reaching 40,000 barrels of oil per day by 2006. Phillips has a 20 percent interest in the project.

In mid-1997, Phillips obtained interests in three reactivation blocks offshore western Venezuela: La Vela (50 percent), Ambrosio (100 percent) and LL-652 (20 percent). Phillips will operate the Ambrosio and La Vela blocks, and plans to drill new wells and extend or re-complete certain existing wells. In addition, improved recovery technology will be utilized to fully exploit the fields. The company is conducting three-dimensional seismic surveys on these blocks in 1998, with exploratory/ appraisal drilling scheduled to begin late in the year. Phillips and its co-venturers have approved a plan to expand production and initiate a waterflood project on the LL-652 block. Approval of the development and improved recovery plans for the three blocks is expected from Venezuela's national oil company in the first quarter of 1998.


Other:

Phillips continued its exploration program on a block in the Borj Messouda area of eastern Algeria. The first two exploratory wells, drilled over the past two years, were unsuccessful. A third well is scheduled to be drilled in the spring of 1998.

In two separate transactions, Phillips acquired an average working interest ranging from 90 to 100 percent in the oil and gas properties in the Zama/Virgo area in northwest Alberta, Canada, with estimated total reserves of 100 million barrels-of-oil-equivalent.

In other exploration activity:

  o Phillips signed an exploration and production-sharing contract with the Sultanate of Oman, which will allow
     Phillips to explore 4.6 million acres in southern Oman.
     Acquisition of seismic data began in late 1997. The company has committed to drill five wells over the nine-year exploratory phase of the agreement, with the first well planned for 1999.

  o In early 1997, Phillips signed a seven-year license agreement with Peru's state-owned oil company, which will enable Phillips to explore 2.5 million acres in southeastern
     Peru.  An exploration well is planned for late 1998.

  o Phillips is acquiring seismic data in block 17/18 of the Indian Ocean, offshore South Africa. Exploratory drilling is planned for early 1999. Phillips is the operator of the 14.5 million acre sublease, with a 40 percent interest.


E&P -- RESERVES

In 1997, on a BOE basis, Phillips replaced 164 percent of the reserves it produced during the year, compared with 71 percent in 1996. The 1997 total includes replacement of 263 percent of foreign production and 61 percent of U.S. production. Excluding acquisitions and related property dispositions, Phillips replaced 125 percent of its total worldwide production.

U.S. reserves decreased 3 percent, while foreign reserves increased 14 percent. Total worldwide proved reserves on a BOE basis were 2.3 billion barrels at year-end. Crude oil reserves and natural gas liquids reserves rose 9 percent, and natural gas reserves increased 2 percent. Natural gas comprises 48 percent of proved worldwide hydrocarbon reserves and 63 percent of U.S. reserves. Ninety-two percent of Phillips' proved reserves base is located in North America and the North Sea. From 1993 through 1997, Phillips' five-year-average BOE production replacement equaled 126 percent.

Estimates of proved reserves are based upon reservoir information, technology and economics available at the time the estimates are made. Adjustments are made to reflect changes in economic conditions, results of drilling and production, and the technical re-evaluation of reservoirs.

The company has not filed any figures with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 1997. No difference exists between the company's estimated total proved reserves for year-end 1996 and year-end 1995, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 1997.


DELIVERY COMMITMENTS

Phillips has a commitment to deliver a fixed and determinable quantity of liquefied natural gas in the future to two utility customers in Japan. The company is obligated over the next three years to supply a total of 134 billion cubic feet of liquefied natural gas. Production from one field in Alaska, with estimated proved reserves greater than the company's obligation and estimated production levels sufficient to meet the required delivery amount, will be used to fulfill the obligation.

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


GPM
---

GPM gathers and processes both natural gas purchased from others and natural gas produced from the company's E&P reserves. The natural gas liquids -- ethane, propane, butanes and pentanes -- are extracted and sold primarily to the company's Chemicals operations, where they are used as feedstock or sold to outside customers. The residue gas is sold to outside customers or used as fuel in company operations. GPM owns 14 natural gas liquids extraction plants, and operates or has an interest in three more. The plants are located in Texas (11), Oklahoma (3), and New Mexico (3). In addition, GPM operates gas gathering systems with approximately 28,000 miles of gathering pipelines, with some 19,800 active meter connections to producing wells.

In January 1997, GPM purchased, from Amoco Production Company, gathering assets in the Permian Basin of West Texas that gathered approximately 40 million cubic feet of natural gas per day and produced approximately 8,000 barrels per day of natural gas liquids.

This purchase followed the late 1996 acquisition of gathering assets, primarily located in northwest Oklahoma, from ANR
Pipeline Company. Together, these acquisitions contributed to a 5 percent increase in natural gas liquids production in 1997, compared with 1996.

Technology continued to play a key role in GPM's objectives of providing superior customer service, and operating its plants and systems efficiently and consistently. A major improvement effort -- adding distributive control system technology to all GPM-owned and operated processing plants -- has begun and is scheduled to be completed by the year 2000. With this technology, plant operations can be monitored from a central control room and plant operators have more accurate and timely information. This improves operating consistency, increases the extraction of natural gas liquids and lowers energy consumption.

An expansion of GPM's Spraberry plant, located in West Texas, was completed in 1997. Distributive control system technology, additional processing equipment and turbine-driven compression were added, increasing plant capacity 63 percent -- to 65 million cubic feet of natural gas per day.

Further technological improvements in 1997 included the continuation of remote monitoring and control equipment installation at GPM's key field compression sites, scheduled to be completed by the year 2000. These improvements allow for the monitoring of remote compressors from a central location, providing a more efficient use of resources and reducing compression downtime.

GPM also completed its installation of electronic flow measurement and radio telemetry equipment. Wellhead production data, which was once collected manually, may now be transmitted electronically, providing more timely and accurate data, giving producers more flexibility in monitoring their well production.

GPM's raw gas throughput averaged 1,983 million cubic feet per day in 1997, compared with 1,913 million cubic feet per day in 1996, reflecting the impact of the acquisitions and expansions discussed above. Raw gas purchased from Phillips E&P represented approximately 8 percent of GPM's total 1997 throughput, compared with 9 percent in 1996.

GPM continued to be a significant U.S. producer of natural gas liquids. GPM's natural gas liquids production was as follows:

                                       Thousands of Barrels Daily
                                       --------------------------
                                       1997       1996       1995
                                       --------------------------

From Phillips E&P leasehold gas          15         17         19
From gas purchased outside Phillips     140        131        125
-----------------------------------------------------------------
                                        155        148        144
=================================================================


Residue gas sales were 1,046 million cubic feet per day in 1997, compared with 1,076 million cubic feet per day in 1996. GPM sells residue gas under contracts with prices that change with the gas markets. Approximately 58 percent of the residue gas sales volumes were sold under contracts with a term of one year or longer in 1997, compared with 64 percent in 1996. The remaining residue gas sales volumes were either sold on a daily or monthly basis.

At year-end 1997, gross raw natural gas supplies available for processing through GPM-operated plants were estimated at
7.1 trillion cubic feet, the same as at year-end 1996. At year-end 1997 and 1996, respectively, these supplies included about 643 million and 651 million barrels of natural gas liquids, assuming full ethane extraction.


RM&T
----

REFINING

The company owns and operates three refineries in the United States having an aggregate rated crude oil capacity of 345,000 barrels per day, and has 50 percent ownership of a refinery in Teesside, England. The U.S. refineries are located at Borger and Sweeny, Texas, and Woods Cross, Utah. The company's U.S. refineries ran at 91 percent of rated capacity in 1997, compared with 95 percent in 1996. The lower utilization rate was the result of maintenance turnarounds in 1997, an external power outage that affected the Sweeny refinery, and a weather-related operating interruption at the Borger refinery. The average purchase cost of a barrel of crude oil delivered to the U.S. refineries in 1997 was $19.67 per barrel, 10 percent lower than in 1996.

Forty-four percent of the crude oil processed by Phillips' U.S. refineries in 1997 was supplied from the United States, with the majority of the remainder provided by purchases from the Middle East, primarily Saudi Arabia, and, to a lesser extent, South

America, the North Sea, and West Africa. In 1996, 42 percent of the crude oil processed came from the United States.

Net E&P production satisfied 65 percent of Phillips' 1997 crude oil requirements, which consisted of U.S. refinery crude oil runs (314,000 barrels per day) and crude oil supplied to the refinery in Teesside, England (41,000 barrels per day). The ratio of net crude oil production to requirements for 1998 is estimated at 67 percent based on production forecasts of 258,000 barrels per day and estimated crude oil requirements of 387,000 barrels per day. As in 1997, purchases in the United States; from the Middle East, primarily Saudi Arabia; and, to a lesser degree, from South America, the North Sea, and West Africa are expected to be the major sources supplying the difference.

Output from refining operations -- automotive gasoline, distillates, aviation fuels, chemical feedstocks and other products -- averaged 366,000 barrels per day, compared with 384,000 barrels per day in 1996. The decrease is attributable to the lower capacity utilization rate in 1997.

In late 1997, the company created a new supply chain organization aimed at improving the profitability of its RM&T operations. The effort involves improved coordination of materials handling from feedstock acquisition through product supply and distribution to final refined product sales. Upon full implementation of the management program in late 1998, expected benefits are improved sales and production forecasting, improved inventory management, and lower costs for crude oil and refined products acquisition and transportation.

Phillips continued an extensive process control modernization of its U.S. refineries in 1997. With the start-up of central control buildings at Sweeny and Woods Cross, and continued connections of refinery units to the Borger control building, the project neared the half-way point, with completion expected in 2001. The modernization project is intended to improve safety, operating efficiency and product yields, while reducing operating costs.

Phillips and an affiliate of the Venezuelan state oil company signed a Principles of Agreement in 1997 to build a 58,000 barrels-per-day coker and related facilities at the Sweeny Complex. Under the terms of the agreement, the producing unit of the Venezuelan state oil company would supply up to 165,000 barrels per day of heavy Venezuelan crude oil to be processed at the refinery. Phillips and the Venezuelan state oil company would each have a 50 percent interest in the project. A coker uses a thermal process to remove heavy materials from crude oil and turn them into petroleum coke, a substitute for coal in power generation. The remaining liquids are then sent to other units in the refinery to be upgraded into more valuable products, such as gasoline and distillates. If the project goes forward, construction could begin in late 1998, with completion in 2000.

Catalytic reforming is a key refinery process for producing large quantities of high-octane gasoline, aromatics and hydrogen. Over the years, the industry's catalytic reforming technology has advanced, making the process more efficient at increasing the yields of higher-margin aromatics. To capitalize on this technology, Phillips is studying the replacement of two existing catalytic reformers at its Sweeny facility with a new catalytic reformer that can continue operations while the catalyst is regenerated. This would increase aromatics yields with only a small reduction in gasoline production. The project also would provide more hydrogen, which would be needed for the proposed coker.

In the first quarter of 1998 at the Sweeny Complex, Phillips and a subsidiary of Central and South West Corporation (CSW) completed the construction of a 325-megawatt cogeneration plant that produces electricity from natural gas-powered turbines. The heat exhausted from the turbines will produce steam, supplying the Sweeny Complex's needs and offering cost benefits for both CSW and Phillips. At the Borger facility, Phillips and a subsidiary of Southwestern Public Service Company continued construction of a 200-megawatt cogeneration facility. Scheduled for completion in late 1998, the facility will produce electricity for the utility and steam for use at the Borger Complex.

In 1995, the company introduced the Process for Safety Excellence. The process integrates well-defined safety procedures into every aspect of day-to-day operations. In 1997, the second full year of implementation, the process helped Phillips' three U.S. refineries reduce their recordable injuries by 36 percent, compared with 1995. In 1997, environmental measures were added to the process.


MARKETING

In the United States, the company's wholesale and retail operations market refined products in 26 states under the Phillips 66 trademark. Gasoline and other products are distributed in the United States through approximately
7,500 retail outlets, bulk distributing plants, airport dealers and marinas. Of these, Phillips owns and operates 274 retail outlets, and operates another 59 on leased property.

RM&T s total gasoline sales volumes in the United States decreased slightly during the year. Total distillates sales volumes in RM&T decreased 6 percent in 1997. Both decreases were the result of lower spot sales. In total, RM&T petroleum products sales in the United States, from both Phillips' refinery output and purchased products, averaged 494,000 barrels per day during 1997, compared with 506,000 barrels per day in 1996.

Phillips continued to build brand value in 1997 by expanding its advertising and increasing its spending on marketer incentive and support programs. These programs assist marketers in upgrading their service stations and stores, and adding new services, such as express-pay machines that allow customers to pay for their gasoline purchases at the pump with a credit card.

The company continued its retail-marketing expansion in 1997, with the opening of 24 new retail outlets. In addition, 10 existing units were razed and rebuilt. Since the program began in 1996, the company has acquired 24 retail outlets, opened 31 new ones, and razed and rebuilt 16 others.

The new outlets feature larger convenience stores with improved designs, fast-food offerings and a new brand name -- Kicks 66, which will be displayed along with the Phillips shield. The majority of the additional retail units are in markets where Phillips perceives it has a business or supply advantage. The Borger refinery and a network of pipelines and terminals aid Phillips in supplying the Southwest and Rocky Mountain regions. In addition, the Woods Cross refinery is positioned to supply the Salt Lake City area.


TRANSPORTATION

Phillips' RM&T and Chemicals segments own or have an interest in 6,900 miles of common-carrier crude oil and products pipeline systems, of which 6,000 miles are company operated. The largest segment of the total system consists of 2,000 miles of products line extending from the Texas Panhandle to East Chicago, Indiana. The pipeline mileage above does not include the company's
1.36 percent interest in the 800-mile Trans-Alaska Pipeline System, which is a part of E&P operations.

In addition to two leased LNG tankers utilized in the company's
E&P operations, the company has a U.S.-flag tanker of 37,000 tons under charter. Phillips also owns or leases barges, tank cars, hopper cars, corporate aircraft and trucks.

In early 1997, Phillips and its co-venturer in the Seaway Pipeline Company (Seaway) entered a pipeline project to transport gasoline and distillates from the Texas Gulf Coast to the Midwest. The system is expected to have an initial average capacity of 85,000 barrels per day. Scheduled for completion in the second quarter of 1998, the project involves converting and expanding one of Seaway's existing crude oil pipelines to transport refined products from Pasadena, Texas, to Cushing, Oklahoma. The project also includes building a new 148-mile pipeline from Cushing to connect to Phillips' existing pipeline system at Wichita, Kansas. This connection provides access to pipeline systems servicing the upper Midwest.

Phillips has signed a letter of intent to purchase a 25 percent interest in Ultramar Diamond Shamrock Corporation's (UDS) El Paso refined products terminal and pipeline system, a 408-mile pipeline that extends from McKee, Texas, to El Paso, Texas, to assist Phillips in supplying its retail expansion into the Southwest. UDS plans to expand the capacity of the El Paso system from 40,000 barrels per day to 60,000 barrels per day in 1998. Once completed, Phillips expects to increase its interest in the terminal and pipeline system to 33 1/3 percent, with UDS continuing as operator. Phillips is no longer pursuing its previous plan to build a pipeline from the Borger refinery to El Paso.


Chemicals
---------

The Chemicals segment is composed of three vertically integrated operations:

  1) Natural gas liquids (NGL) -- Processed (fractionated) natural gas liquids are sold to third parties or used as feedstocks by the company at its refineries or for producing chemicals. The company owns and operates processing facilities at the Sweeny and Borger Complexes and has an interest in a plant in Conway, Kansas.

  2) Intermediate petrochemical products -- Primary products manufactured in this operation include ethylene, propylene, paraxylene and cyclohexane. Major production facilities are located at the Sweeny Complex in Texas and in Puerto Rico. Phillips also owns an equity interest in an ethylene/ propylene plant at the Sweeny Complex.

  3) Plastics products -- Products manufactured in this operation include polyethylene, polypropylene, K-Resin, plastic pipe and Ryton. The company's major production facility is the Houston Chemical Complex (HCC), near Houston, Texas. The company also owns an equity interest in a polyethylene plant in Singapore and a polypropylene plant at HCC. Ryton is produced at the Borger Complex and plastic pipe is manufactured at six regionally located U.S. plants, as well as through a joint venture in Mexico.

NGL

NGL is used as a feedstock to manufacture higher-value chemicals, such as ethylene and propylene. The NGL business operated at 85 percent of rated fresh-feed capacity for the year, compared with 82 percent in 1996. Total NGL fresh-feed processing capacity is 250,000 barrels per day.


INTERMEDIATE PETROCHEMICALS

Phillips' ethylene and propylene are produced at the Sweeny Complex, through both 100 percent-owned units and the 50 percent-owned Sweeny Olefins Limited Partnership (SOLP). A significant volume of ethylene is used within Phillips as a feedstock for manufacturing polyethylene. Propylene is used as a feedstock for manufacturing polypropylene.

The company completed the restart of a 100 percent-owned ethylene unit in 1997 that had been idle since 1992. This project added an additional 400 million pounds per year of ethylene capacity. Phillips' share of the Sweeny Complex's annual ethylene and propylene capacities, including SOLP, is 3.5 billion and 950 million pounds, respectively.

Paraxylene and cyclohexane are produced at the company's Puerto Rico Core facility in Guayama, Puerto Rico; and cyclohexane is also produced at the Sweeny Complex. Paraxylene is a feedstock for polyester resin, used to produce fibers and plastic soft-drink bottles, while cyclohexane is used as a feedstock for nylon. In 1997, the company completed a paraxylene expansion at Puerto Rico Core, increasing design capacity to 880 million pounds per year.

As part of the company's growth strategy for its specialty chemicals business, Phillips is constructing a 100 million-pounds-per-year methyl mercaptan plant at its Borger Complex. Construction began in mid-1997, with first production expected in late 1998. Methyl mercaptan is a sulfur-based chemical used in the production of methionine, a feed supplement for poultry. Methyl mercaptan is also a raw ingredient for agricultural chemicals. The new facility will use hydrogen sulfide produced at the Borger Complex as feedstock.

Phillips plans to build a hexene-1 facility at HCC with an annual capacity of 200 million pounds. Construction is scheduled to begin in 1998, with completion in 1999. Hexene-1 is produced from ethylene and is a key feedstock in the manufacturing of high-density and linear low-density polyethylene. Using Phillips' new proprietary catalyst technology, hexene-1 can be produced with greater selectivity and purity than other processes currently provide.


PLASTICS

At HCC, debottlenecking work continued in 1997 on the company's polyethylene production. By project completion, scheduled for 1999, HCC's high-density polyethylene capacity will be
2.2 billion pounds per year, compared with 2.0 billion pounds at year-end 1997. In 1997, HCC produced 1.8 billion pounds of polyethylene, about the same as 1996, its highest ever annual output of polyethylene. Polyethylene is used to manufacture a wide variety of plastic products.

The expansion of Phillips' 50 percent-owned Singapore polyethylene facility, which supplies polyethylene to markets in Asia and the Pacific Rim, was completed in 1997. The expansion brings the facility's total annual linear polyethylene capacity to 860 million pounds.

In late 1995, Phillips and Shanghai Petrochemical Company Limited
(SPC) formed a joint venture to build and operate a linear polyethylene plant near Shanghai, China, with an annual capacity of 220 million pounds. Construction began in 1996 and is scheduled for completion in 1998. Phillips will own a 40 percent-equity interest in the plant, which will use Phillips' proprietary polyethylene technology. The plant will be located at the petrochemical complex owned by SPC, which will provide ethylene feedstock to the new plant. This project marks Phillips' first downstream investment in China, and will strengthen the company's position in the polyethylene market in China.

Phillips and Qatar General Petroleum Corporation signed an agreement for a joint venture to develop a new petrochemical complex in Qatar. The complex would have expected annual capacities of 1.1 billion pounds of ethylene, 1 billion pounds of polyethylene and 100 million pounds of hexene-1. The polyethylene facilities would use Phillips' proprietary technology to produce high-density and linear low-density polyethylene. If the project goes forward, construction would begin in 1999, with commercial production in early 2002.
Phillips would own a 49 percent interest.

In 1994, Phillips contributed its polypropylene assets to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika). Sumika funded the construction of a new PSPC polypropylene facility at HCC. Construction began during the fourth quarter of 1994, and was completed in late 1996. The new gas-phase polypropylene facility's annual capacity is 270 million pounds, bringing PSPC's total annual production capacity to 790 million pounds. Phillips will eventually hold a 50 percent interest in PSPC.

K-Resin, a clear copolymer used in food and medical packaging, is produced at HCC, with a current annual capacity of 270 million pounds. Phillips is planning to construct a new plant next to existing facilities that will increase capacity to 370 million pounds per year in 1999.

Phillips' Driscopipe division manufactures polyethylene pipe, utilizing six U.S. manufacturing facilities. Polyethylene pipe is used in a variety of ways, including municipal water and telecommunications applications. A new leased manufacturing facility in Hagerstown, Maryland, began production in 1997.
Also, the Driscopipe division formed a joint venture to manufacture polyethylene pipe in Mexico, which will also serve as its principal market.


Other
-----

The Corporate Technology organization provides a flexible, cost-effective support team for the operating segments. Examples of Corporate Technology support in 1997 included:

o Upstream (E&P and GPM)

    - Geophysical and computer specialists continued to develop algorithms that produce clearer three-dimensional images of hydrocarbon reserves.

    - To support the vast computational requirements of three-dimensional seismology and other techniques, the company installed a Cray T3E computer. This replaced an earlier Cray, cutting costs and increasing memory capacity and processing speed.

    - Three-dimensional seismic techniques, computer modeling of reservoirs, simulation of alternative production techniques and the analysis of water's effect on production aided the company in its E&P work at Bayu-Undan, Venezuela and the North Sea.

o Downstream (RM&T and Chemicals)

    - At Phillips' Woods Cross, Utah, refinery, start-up of a new proprietary technology called Reduced Volatility Alkylation Process (ReVAP) is under way. The technology, used in the production of unleaded gasoline, lessens the chance that airborne hydrogen fluoride emissions will escape a refinery in the event of an accidental release.

    - Researchers assisted the refineries in achieving savings in their crude oil and catalyst purchases by continuing to develop improved computer models of refining processes. These models are used to select the best crude oil and catalyst combinations.

    - A Phillips-developed antifoulant technology was demonstrated at the Sweeny Complex. This technology reduces the production of contaminants, allowing furnaces used in ethylene production to operate more consistently.

    - Researchers and operations employees successfully tested metallocene catalysts in a commercial reactor at HCC in 1996. During 1997, the company further developed its metallocene catalyst technology, and started construction of a metallocene compounding facility that will ensure catalyst supplies through the year 2000. Metallocenes are "precision" catalysts that provide more control over the structure and properties of polyethylene. The ability to produce a broader range of polyethylene resins offers the company opportunities to expand into higher-value markets.

    - The company developed a catalyst that converts nearly all acetylene -- an unwanted by-product produced during ethylene manufacturing -- into additional ethylene. This increases yields and reduces operating expenses.

Corporate Technology is also involved in a company-wide, long-range effort to replace most of the company's older in-house-developed and purchased computer systems, such as plant maintenance, materials management and financial systems. The new systems will primarily use programs from SAP America, Inc. and, for certain E&P operations, Oracle Corporation. The goal is improved access to business information by implementing common, integrated computing systems across the company. Phase-in of the new client-server technology began January 1, 1997, and is scheduled to be fully implemented by July 1, 1999. Corporate Technology is also involved in a company-wide Year 2000 project. The "Year 2000" information contained in Management's Discussion and Analysis on pages 59 and 60 is incorporated herein by reference.

Phillips received its 15,000th U.S. patent in January 1998. At the end of 1997, Phillips held a total of 4,345 active patents in 55 countries worldwide, including 1,658 active U.S. patents.
During 1997, the company received 77 patents in the United
States, and 420 foreign patents. The profitability of any business segment is not dependent upon any single patent, trademark, license, franchise or concession.

The company's products and processes were licensed in 33 countries at year-end 1997, resulting in licensing revenues of $112 million. Polypropylene-related licenses contributed about
70 percent of the total, with polyethylene-related licenses contributing 12 percent.


COMPETITION

All phases of the businesses in which Phillips is engaged are highly competitive. Phillips competes at various levels with both petroleum and non-petroleum companies in providing energy, chemicals and other products to the consumer. Several of the company's competitors are larger and have substantially greater resources.

While Phillips is one of approximately 20 large public integrated oil companies, and generally ranks in the middle of the group, each of the segments in which Phillips operates is highly competitive and characterized by a great number of competitors, including state-owned companies. No single competitor, or small group of competitors, dominates any of Phillips' operating segments.

Upstream, the company competes with numerous other companies in the industry to locate and obtain new sources of supply, and to produce oil and gas in a cost-effective and efficient manner. The principal methods of competition include geological, geophysical and engineering research and technology, experience and expertise, and economic analysis in connection with property acquisitions.

Downstream, competitive methods consist of product improvement and new product development through research and technology, and efficient manufacturing and distribution systems. In the marketing phase of the business, competitive factors include product quality and reliability, price, advertising and sales promotion, and development of customer loyalty to Phillips' branded products.

Because Phillips is a significant U.S. producer of natural gas liquids, the company has wide access to natural gas liquids feedstocks, which are upgraded into chemicals and plastics. The company's structure is well-integrated vertically -- with businesses ranging from feedstocks to plastic pipe -- which helps ensure markets for certain products. A substantial percentage of Phillips' olefins, for example, are typically used as a raw material in plastic resins manufactured by the company.

Phillips' Corporate Technology organization is focused on providing technical support to the company's operating segments.
Corporate Technology identifies technologies that drive Phillips' core businesses, enhancing the company's competitive position in areas ranging from reservoir characterization to improved plastics manufacturing processes.


GENERAL

Phillips experienced a significant drop in the number of recordable injuries during 1997. The recordable injury rate for 1997 was 1.18 per 200,000 man-hours, which is 22 percent lower than the 1996 rate of 1.52. The rate of 1.18 compares very favorably with the most recent American Petroleum Institute industry recordable injury rate of 2.47, and sets a new record for the company.

Company-sponsored research and development activities charged against earnings were $56 million, $59 million and $51 million in 1997, 1996 and 1995, respectively.

The environmental information contained in Management's
Discussion and Analysis on pages 61 and 62 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 1997 and those expected for 1998 and 1999.

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

Item 3.  LEGAL PROCEEDINGS

The following is a description of a legal proceeding involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to predict the outcome of such proceeding, if it were decided adversely to the company, there would be no material effect on its consolidated financial position. Nevertheless, such proceeding is reported pursuant to the Securities and Exchange Commission's regulations.

In December 1997, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), filed a complaint in the Federal District Court in Utah, Salt Lake City, alleging that Phillips violated the Utah State Implementation Plan of the National Ambient Air Quality Standards for PM-10 (small particulate matter) at its Woods Cross, Utah, refinery. The state of Utah, which has primary authority, concluded no action should be taken against Phillips. The EPA however, has claimed that it has jurisdiction. The EPA's over-filing complaint alleges that Phillips failed to continuously operate an emission monitor to test sulfur dioxide emissions from its sulfur recovery unit tail gas incinerator, that Phillips exceeded its emission limit on numerous occasions, and that the violations allegedly ran from October 1994 to the present. The complaint seeks unspecified civil penalties and injunctive relief. A demand has been made for a civil penalty of $3 million. The company continues to vigorously defend itself against the allegations. Discussions with the EPA and the Department of Justice in regard to settlement of the matter are occurring.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          Officer
     Name                   Position Held          Age*    Since
     ----                   -------------          ---    -------

W. W. Allen          Chairman of the Board of       61      1988
                       Directors and Chief
                       Executive Officer

Knut Am              Senior Vice President          54      1996
                       Exploration and Production

C. L. Bowerman       Executive Vice President       58      1984
                     Director

R. G. Ceconi         Senior Vice President          55      1991
                       Corporate Engineering

Raj K. Gupta         Vice President                 55      1997
                       Strategic Planning

K. L. Hedrick        Executive Vice President       45      1994

J. L. Howe           Senior Vice President          53      1992
                       Chemicals and Plastics

J. C. Mihm           Senior Vice President          55      1988
                       Corporate Technology

T. C. Morris         Senior Vice President and      57      1993
                       Chief Financial Officer

J. J. Mulva          President and Chief Operating  51      1985
                       Officer
                     Director

M. J. Panatier**     President and Chief Executive  49      1994
                       Officer of Phillips Gas
                       Company

B. Z. Parker         Senior Vice President          50      1997
                       Refining, Marketing and
                       Transportation

Barbara J. Price     Vice President Health,         53      1992
                       Environment and Safety

J. Bryan Whitworth   Senior Vice President          59      1981
                       and General Counsel

------------------------
 *On February 1, 1998.
**Executive Officers of the Registrant is defined under the rules of the Securities and Exchange Commission so as to include in certain cases persons who are not officers of the company.
  Mr. Panatier, while an "Executive Officer" as so defined, is not an officer of the company.

There is no family relationship among the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 11, 1998. All of the executive officers named above have been employed by the company for more than five years.

                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Quarterly Common Stock Prices and Cash Dividends Per Share

                                       Stock Price
                                   -------------------
                                      High         Low  Dividends
                                   -------------------  ---------
1997
First                              $46 7/8      40 1/8        .32
Second                              45          37 3/8        .34
Third                               52 1/4    42 15/16        .34
Fourth                              52 1/8      44 7/8        .34
-----------------------------------------------------------------

1996
First                              $40 1/8      31 1/8       .305
Second                              43 1/8      37 3/4       .305
Third                               44 1/8      38 7/8        .32
Fourth                              45 7/8      39 1/4        .32
-----------------------------------------------------------------

Closing Stock Price at December 31, 1997                  $48 5/8
Number of Stockholders of Record at January 31, 1998       59,272
-----------------------------------------------------------------


Phillips' common stock is traded primarily on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA

                      Millions of Dollars Except Per Share Amounts
                      --------------------------------------------
                          1997     1996     1995     1994     1993
                      --------------------------------------------
Sales and other
  operating revenues   $15,210   15,731   13,368   12,211   12,309
Income before
  extraordinary items      959    1,303      469      484      245
Net income                 959    1,303      469      484      243
Per common share --
  basic
    Income before
      extraordinary
      items               3.64     4.96     1.79     1.85      .94
    Net income            3.64     4.96     1.79     1.85      .93
Per common share --
  diluted
    Income before
      extraordinary
      items               3.61     4.91     1.78     1.84      .93
    Net income            3.61     4.91     1.78     1.84      .92
Total assets            13,860   13,548   11,978   11,453   11,035
Long-term debt           2,775    2,555    3,097    3,106    3,208
Company-obligated
  mandatorily
  redeemable preferred
  securities of
  Phillips Capital
  Trusts I and II          650      300        -        -        -
Cash dividends declared
  per common share        1.34     1.25    1.195     1.12     1.12
------------------------------------------------------------------


See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

February 23, 1998

Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "may," "plan" or "plans," "scheduled," "would," "could," "should," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information.
Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 65.


RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income, by business segment and consolidated, follows:
                                            Millions of Dollars
                                          -----------------------
Years Ended December 31                    1997     1996*    1995*
                                          -----------------------

Exploration and Production (E&P)          $ 609      493      373
Gas Gathering, Processing and
  Marketing (GPM)                           101      144       10
Refining, Marketing and
  Transportation (RM&T)                     137       54       20
Chemicals                                   297      245      367
Corporate and Other                        (185)     367     (301)
-----------------------------------------------------------------
Net income                                $ 959    1,303      469
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.

Earnings for the three years included the following special items on an after-tax basis:

                                            Millions of Dollars
                                           ----------------------
                                           1997     1996     1995
                                           ----------------------

Kenai liquefied natural gas (LNG)
  tax settlement                           $ 83      565        -
Property impairments                        (46)    (183)     (51)
Net gains on asset sales                     16       14        -
Work force reduction charges                 (3)      (2)     (31)
Foreign currency gains (losses)             (17)      41       (3)
Pending claims and settlements               15      (18)     (12)
Other items                                   -       (5)     (14)
-----------------------------------------------------------------
Total special items                        $ 48      412     (111)
=================================================================


Net operating income, which excludes the above items, was $911 million in 1997, $891 million in 1996 and $580 million in 1995.


1997 vs. 1996

E&P's net operating income was strong again in 1997, only slightly below 1996. Growth projects and higher natural gas prices mitigated the impact of 8 percent lower crude oil sales prices. GPM's results decreased 35 percent, primarily as a result of lower natural gas liquids prices.

Net operating income from Downstream operations increased
27 percent in 1997, leading to a 2 percent increase in the company's net operating income in 1997, compared with 1996. RM&T's earnings increased $50 million -- 56 percent -- mainly as a result of improved refinery gasoline margins. Chemicals' net operating income increased 17 percent, reflecting higher ethylene margins and sales volumes, partially offset by lower aromatics margins and sales volumes.


1996 vs. 1995

The company's E&P, GPM and RM&T segments all contributed to significantly higher net operating income in 1996, compared with 1995. The improvement in E&P's net operating income resulted from higher worldwide crude oil and U.S. natural gas sales prices. GPM's net operating income increased almost sevenfold, due to much improved margins, lower operating expenses and higher raw gas throughput volumes.

RM&T's operating earnings in 1996 more than doubled those of 1995, reflecting higher distillates and gasoline margins, along with lower operating expenses. In Chemicals, net operating income declined as a result of lower margins for ethylene, polyethylene and paraxylene. These items were partially offset by improved results from K-Resin and higher ethylene and polyethylene sales volumes.


Phillips at a Glance

                                           1997     1996     1995
                                          -----------------------

U.S. crude oil production (MBD)              67       69       79
Worldwide crude oil production (MBD)        232      219      222
U.S. natural gas production (MMCFD)       1,024    1,102    1,078
Worldwide natural gas production (MMCFD) 1,472 1,527 1,481 Worldwide natural gas liquids
  production (MBD)                          169      163      159
Liquefied natural gas sales (MMCFD)         119      130      125
Refinery utilization rate (%)                91       95       97
U.S. automotive gasoline sales (MBD)        335      340      331
U.S. distillates sales (MBD)                130      138      135
Worldwide petroleum products sales (MBD)    685      702      696
Natural gas liquids processed (MBD)         213      205      199
Ethylene production (MMlbs)*              3,171    2,587    2,465
Polyethylene production (MMlbs)*          2,039    2,048    1,797
Polypropylene production (MMlbs)*           439      327      418
Paraxylene production (MMlbs)               552      622      578
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

1997 vs. 1996

Sales and other operating revenues decreased 3 percent in 1997, reflecting lower revenues from the sale of crude oil and petroleum products, partially offset by higher natural gas revenues and higher revenues from the company's chemicals and plastics operations. The amount of crude oil sold in Phillips' buy/sell marketing activities, utilized to supply crude oil to the company's domestic refineries, decreased in 1997, lowering crude oil revenues. This was also the primary reason for the reduction in purchase costs in 1997. The decrease in petroleum products revenues in 1997 was due to both lower sales prices and volumes.

Equity in earnings of affiliated companies was $126 million in 1997, compared with $4 million in 1996. The 1996 period was reduced by an investment impairment of $78 million related to Point Arguello equity companies. In addition, equity earnings from the company's interest in the Sweeny Olefins Limited Partnership (SOLP) was much improved in 1997, reflecting higher ethylene margins and sales volumes. This was partially offset by lower earnings in 1997 from two equity companies in the plastics business line. Other revenues increased 22 percent in 1997, primarily as a result of higher interest income and revenues associated with an environmental recovery project.

After adjustment for special items, controllable costs -- primarily production and operating expenses and selling, general and administrative expenses -- increased 8 percent in 1997. Expenses were higher due to increased production costs associated with new volumes from expansions in the Chemicals segment; new production from E&P's J-Block and Armada in the U.K. North Sea; worldwide growth initiatives; and higher maintenance, well-workover and fuel-gas costs. Exploration expenses decreased 5 percent in 1997, reflecting lower foreign dry hole expenses.

After adjusting for special items, depreciation, depletion and amortization (DD&A) increased 7 percent in 1997, primarily related to J-Block, which came online in mid-1997. Special items primarily included E&P impairments in the Gulf of Mexico and the U.K. North Sea in 1997, and in 1996, Canada and Point Arguello, offshore California. 1996 also included an impairment of certain retail service stations.

Taxes other than income taxes decreased slightly in 1997, as lower foreign taxes were mostly offset by higher production taxes.

Interest expense decreased 9 percent in 1997, reflecting lower average debt levels in 1997 and higher capitalized interest related to the Ekofisk II project. Preferred dividend requirements increased 74 percent in 1997, as a result of the issuance of mandatorily redeemable preferred securities in May 1996 and January 1997. The redemption of Phillips Gas Company's preferred stock in December 1997 will lower preferred dividend requirements in 1998 by approximately $32 million.


1996 vs. 1995

Sales and other operating revenues increased 18 percent in 1996, compared with 1995, as a result of higher sales prices for crude oil, natural gas and petroleum products. Equity earnings of affiliated companies declined significantly in 1996, compared with 1995. Over 60 percent of the decrease was a result of an investment impairment related to Point Arguello equity companies. The remainder of the decrease was primarily attributable to lower earnings from the company's interest in SOLP. Other revenues increased $46 million in 1996, primarily as a result of higher net gains on asset sales and higher interest income.

Total costs and expenses were 14 percent higher in 1996, compared with 1995, primarily as a result of higher purchase costs, reflecting higher prices for crude oil, natural gas and petroleum products.

Segment Results

E&P
                                       1997       1996*      1995*
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                             $609        493        373
Less special items                      (25)      (159)       (61)
-----------------------------------------------------------------
Net operating income                   $634        652        434
=================================================================

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
Crude oil (per barrel)
    United States                    $17.41      18.96      14.98
    Foreign                           19.02      20.89      17.16
    Worldwide                         18.57      20.28      16.43
Natural gas -- lease
  (per thousand cubic feet)
    United States                      2.33       2.10       1.37
    Foreign                            2.63       2.52       2.50
    Worldwide                          2.45       2.25       1.77
-----------------------------------------------------------------

Average Production Costs per
  Barrel-of-Oil-Equivalent
United States                        $ 4.85       4.30       4.19
Foreign                                3.99       4.22       4.36
Worldwide                              4.42       4.26       4.26
-----------------------------------------------------------------

Finding and Development Costs per
  Barrel-of-Oil-Equivalent
United States                        $ 7.21       6.24       2.79
Foreign                                3.85       8.34       4.23
Worldwide                              4.42       7.55       3.54
-----------------------------------------------------------------
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.

                                         Millions of Dollars
                                     ----------------------------
Worldwide Exploration Expenses
Geological and geophysical             $140        127        126
Leasehold impairment                     22         28         30
Dry holes                                69         89         36
Lease rentals                            11         10          6
-----------------------------------------------------------------
                                       $242        254        198
=================================================================

                                       1997       1996       1995
                                     ----------------------------
                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
Crude oil produced
  United States                          67         69         79
  Norway                                104         99        100
  United Kingdom                         18          6          3
  Africa                                 23         25         24
  China                                  15         15         11
  Canada                                  5          5          5
-----------------------------------------------------------------
                                        232        219        222
=================================================================

Natural gas liquids produced
  United States                           4          4          5
  Norway                                  7          8          8
  Other areas                             3          3          2
-----------------------------------------------------------------
                                         14         15         15
=================================================================

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Natural gas produced
  United States (less gas equivalent
    of liquids shown above)           1,024      1,102      1,078
  Norway*                               275        291        299
  United Kingdom*                       122         81         46
  Canada                                 51         53         58
-----------------------------------------------------------------
                                      1,472      1,527      1,481
=================================================================
*Dry basis.

Liquefied natural gas sales             119        130        125
-----------------------------------------------------------------


1997 vs. 1996

E&P, the company's largest operating segment, recorded another excellent earnings performance in 1997, with net operating income of $634 million, only slightly lower than last year's strong results. Several important growth projects benefited 1997 results, including the start-ups of J-Block and Armada in the U.K. North Sea, and a full year's production from the Mahogany subsalt field in the Gulf of Mexico. Also positively affecting E&P's net operating income in 1997 were higher worldwide natural gas sales prices and higher crude oil production from the Norwegian North Sea. Factors that lowered 1997 net operating income, compared with 1996, were lower crude oil sales prices; lower U.S. crude oil and gas production; higher U.S. production costs; and lower tax benefits from capital investments in Norway associated with Ekofisk II.

Phillips' average worldwide crude oil sales price was $18.57 per barrel in 1997, 8 percent lower than 1996. Crude oil prices generally trended downward during the first six months of 1997, before stabilizing in the third quarter due to unanticipated industry supply disruptions and tight inventory levels. Although the fourth quarter's average price was little changed from the third quarter, prices declined throughout the fourth quarter, with Phillips' December prices at their lowest level since 1995. Crude oil prices in the fourth quarter were under pressure from warmer-than-normal weather that lowered seasonal demand, and rising industry-wide production levels.


1996 vs. 1995

E&P's net operating income in 1996 was 48 percent higher than in 1995. This strong performance was driven by higher worldwide crude oil and U.S. natural gas sales prices.


U.S. E&P
--------
                                          Millions of Dollars
                                       --------------------------
                                       1997       1996*      1995*
                                       --------------------------
Operating Income
Net income                             $360        320        239
Less special items                      (17)      (136)       (44)
-----------------------------------------------------------------
Net operating income                   $377        456        283
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


1997 vs. 1996

Net operating income decreased 17 percent in the company's U.S. E&P operations in 1997. Higher lease gas sales prices --
11 percent higher than a year ago -- were more than offset by lower crude oil and lease gas production, lower crude oil sales prices, and higher production costs. In addition, benefits received from the allocation of foreign tax credits were lower as well.

U.S. crude oil production declined 3 percent in 1997, reflecting natural field declines at Point Arguello, offshore California; Prudhoe Bay, Alaska; and South Marsh Island Blocks 146/147, Gulf of Mexico. These declines were partially offset by new production from the Mahogany subsalt field in the Gulf of Mexico.

U.S. natural gas production decreased 7 percent in 1997, primarily attributable to normal field declines, lower production from Garden Banks Blocks 70/71 in the Gulf of Mexico, and asset dispositions. A major Garden Banks well was shut-in during part of the year for workover activity.

Special items in 1997, on an after-tax basis, primarily included charges of $31 million for property impairments, a net gain on asset sales of $7 million and a reversal of a contingent liability of $7 million. Special items in 1996 on an after-tax basis included charges of $119 million for the impairment of the Point Arguello field and associated facilities, including adjustments to abandonment accruals. Also included were various contingency accruals totaling $24 million, the most significant of which related to an unfavorable court judgment regarding producing properties in Alabama, which the company has appealed to the Alabama Supreme Court.


1996 vs. 1995

Net operating income increased 59 percent in the company's U.S. E&P operations in 1996, compared with 1995. The higher average U.S. natural gas sales price -- 53 percent higher than 1995 -- was the main factor accounting for the sharp increase in earnings. Other positive influences on operating income included higher natural gas production, higher crude oil sales prices and higher LNG revenues. These factors were partially offset by lower crude oil production and higher exploration expenses.

U.S. crude oil production declined in 1996 as a result of continuing production declines from the Point Arguello field, general field declines in the Gulf of Mexico and Prudhoe Bay, and the effect of non-strategic property dispositions. U.S. natural gas production increased slightly in 1996, compared with 1995. The increase was attributable to new production from Garden Banks Blocks 70/71, which came online in mid-year 1995; and property acquisitions in south Louisiana, partially offset by lower production from South Marsh Island Blocks 146/147.

Special items in 1995 included property impairments of $35 million after-tax associated with the adoption of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," along with work force reduction charges, a net loss on asset dispositions and a contingency accrual.

Foreign E&P
-----------
                                          Millions of Dollars
                                       --------------------------
                                       1997       1996*      1995*
                                       --------------------------
Operating Income
Net income                             $249        173        134
Less special items                       (8)       (23)       (17)
-----------------------------------------------------------------
Net operating income                   $257        196        151
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


1997 vs. 1996

Net operating income from the company's foreign E&P operations increased 31 percent in 1997, reflecting higher crude oil and natural gas production and higher natural gas sales prices, partially offset by lower crude oil prices. The J-Block and Armada fields in the U.K. North Sea came online in 1997, benefiting both financial results and production statistics for the year.

Foreign crude oil production increased 10 percent in 1997, while foreign natural gas production increased 5 percent. The crude oil production increases are attributable to new production from J-Block, and, to a lesser extent, higher production from the Norwegian North Sea. New J-Block and Armada production contributed to the increased natural gas production in 1997.

Special items in 1997 on an after-tax basis included property impairments of the Ann and Allison fields in the U.K. North Sea totaling $11 million, as well as foreign currency transaction losses of $6 million, and a net gain on asset sales of $9 million. Special items in 1996 consisted primarily of a $25 million after-tax impairment of certain Canadian proved properties.


1996 vs. 1995

Net operating income from the company's foreign E&P operations increased 29 percent in 1996, compared with 1995. The improvement was a result of higher crude oil sales prices and, to a lesser degree, higher natural gas sales prices. In addition, tax benefits resulting from capital investments in Norway associated with the Ekofisk II redevelopment also contributed to the improved results. These items were partially offset by higher exploration expenses resulting from unsuccessful exploratory wells.

Foreign crude oil production increased 5 percent in 1996, compared with 1995, with the increase primarily attributable to offshore China and the U.K. sector of the North Sea. Foreign natural gas production increased 5 percent in 1996, as lower demand for Norway production was more than offset by higher production and increased demand in the U.K. sector of the North Sea.

Special items in 1995 included after-tax work force reduction charges of $8 million, after-tax property impairments of $6 million, a contract settlement and foreign currency losses.


GPM
                                       1997       1996       1995
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                             $101        144         10
Less special items                        9          3        (11)
-----------------------------------------------------------------
Net operating income                   $ 92        141         21
=================================================================

                                          Dollars Per Unit
                                     ----------------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)          $ 2.42       2.20       1.49
U.S. natural gas liquids
  (per barrel -- unfractionated)      12.60      14.49      10.07
-----------------------------------------------------------------

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Operating Statistics
Natural gas purchases
  Outside Phillips                    1,371      1,360      1,247
  Phillips                              158        178        194
-----------------------------------------------------------------
                                      1,529      1,538      1,441
=================================================================

Raw gas throughput                    1,983      1,913      1,620
-----------------------------------------------------------------

Residue gas sales
  Outside Phillips                      990      1,002        833
  Phillips                               56         74        184
-----------------------------------------------------------------
                                      1,046      1,076      1,017
=================================================================

                                      Thousands of Barrels Daily
                                     ----------------------------
Natural gas liquids net production
  From Phillips E&P leasehold gas        15         17         19
  From gas purchased outside
    Phillips                            140        131        125
-----------------------------------------------------------------
                                        155        148        144
=================================================================

1997 vs. 1996

The company's gas gathering, processing and marketing segment reported solid net operating income of $92 million in 1997. However, this was 35 percent lower than the outstanding earnings performance in 1996. Natural gas liquids (NGL) prices, a key performance driver in this industry, while strong at $12.60 per barrel, were still 13 percent lower than 1996's $14.49 per barrel, resulting in lower margins and operating income for GPM. In addition, operating expenses were higher in 1997, reflecting acquisitions made in late 1996 and early 1997, the reactivation in late 1997 of an idled processing plant, and higher repair and maintenance costs associated with projects to improve plant and system operating consistency.

GPM's unfractionated NGL sales prices generally stayed in the $11 to $13 per barrel range in 1997, similar to 1996's profile, with the exception of the fourth quarter of 1996. In that quarter, NGL prices increased significantly, reaching almost $21 per barrel in December 1996. NGL sales volumes increased
5 percent in 1997, primarily as a result of acquisitions and improved operating consistency.

Residue gas sales prices continued to benefit from the effect of increased industry demand and lower natural gas storage levels experienced in 1996, resulting in average residue gas prices increasing 10 percent in 1997. However, prices declined sharply in December 1997 from the previous month, dropping 26 percent to $2.33 per thousand cubic feet, reflecting the warmer-than-normal winter weather. Residue gas sales volumes decreased slightly in 1997, reflecting field production declines in the Austin Chalk area of south central Texas.

Special items in 1997 represented the settlement of a processing-rights dispute with a producer-gatherer. Special items in 1996 included a gain on the sale of an NGL plant and gathering system, as well as a favorable adjustment to previously accrued work force reduction charges.


1996 vs. 1995

GPM's net operating income increased substantially in 1996, compared with 1995. The $120 million improvement was a result of much improved margins, due to sharply higher NGL and residue gas sales prices and higher raw gas throughput volumes. Earnings also benefited from significantly lower operating expenses.

NGL production volumes increased 3 percent, mainly due to conversion of the Linam Ranch plant in New Mexico to a cryogenic facility, which provided more efficient NGL recovery rates, and acquisitions completed at the end of 1995. The 6 percent increase in residue gas sales volumes in 1996 was primarily the result of the acquisitions completed at the end of 1995.

Controllable costs were 20 percent lower in 1996, compared with 1995, reflecting continuous cost improvement efforts, such as technology enhancements, plant modernizations, plant consolidations and re-engineering efforts completed in 1995.

Special items in 1995 consisted of work force reduction charges.


RM&T
                                       1997       1996*      1995*
                                       --------------------------
                                          Millions of Dollars
                                       --------------------------
Operating Income
Net income                             $137         54         20
Less special items                       (2)       (35)       (11)
-----------------------------------------------------------------
Net operating income                   $139         89         31
=================================================================

                                            Dollars Per Unit
                                       --------------------------
Average Sales Prices (per gallon)
Automotive gasoline -- wholesale       $.66        .67        .58
Automotive gasoline -- retail           .82        .83        .74
Distillates                             .60        .64        .52
-----------------------------------------------------------------

                                       Thousands of Barrels Daily
                                       --------------------------
Operating Statistics
U.S. refinery crude oil
  Rated capacity                        345        345        345
  Crude runs                            314        329        333
  Capacity utilization (percent)         91%        95         97
  Refinery production                   366        384        392
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline -- wholesale    285        291        286
    Automotive gasoline -- retail        37         37         35
    Aviation fuels                       28         25         29
    Distillates                         130        138        135
    Other products                       14         15         18
-----------------------------------------------------------------
                                        494        506        503
  Foreign                                42         46         45
-----------------------------------------------------------------
                                        536        552        548
=================================================================
*Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.

1997 vs. 1996

RM&T's net operating income increased for the second consecutive year, reaching $139 million in 1997 -- a 56 percent increase over 1996. Improved margins from the company's U.S. refineries primarily contributed to the increased RM&T earnings in 1997. Crude oil acquisition costs were 10 percent lower in 1997, which resulted in improved gasoline margins. Net operating income also improved on higher margins for certain other refinery products, partially offset by higher refinery costs, reflecting higher utilities and maintenance expenses.

The company's refineries ran at 91 percent of capacity in 1997, 4 percent lower than the year before. The decrease was the result of maintenance turnarounds, an external power outage that affected the Sweeny refinery during the second quarter of 1997, and a weather-related operating interruption at the Borger refinery.

Results for RM&T's marketing business were slightly lower than a year ago, mainly the result of lower gasoline margins. Earnings benefited from higher revenues from convenience-store sales and services. The company continued to build its brand value through increased spending on marketer incentive and support programs and advertising.

Special items in 1997 included certain costs associated with a power outage at the Sweeny refinery. Special items in 1996 consisted primarily of a $38 million after-tax impairment of certain retail service stations.


1996 vs. 1995

RM&T's net operating income in 1996 more than doubled that of 1995. The $55 million improvement was the result of higher distillates margins, and, to a lesser extent, higher gasoline margins and lower operating expenses. Phillips' average distillates sales price for 1996 ended the year $.12 per gallon higher -- 23 percent -- than 1995.

The company's U.S. refineries ran at 95 percent of capacity in 1996, averaging 329,000 barrels of crude oil daily. This was slightly lower than 1995, when a new company throughput record was set, due to maintenance turnarounds during the first half of 1996.

Special items in 1995 included an inventory write-down and work force reduction charges.

Chemicals
                                       1997       1996*      1995*
                                      ---------------------------
                                          Millions of Dollars
                                      ---------------------------
Operating Income
Net income                             $297        245        367
Less special items                        3         (7)        (4)
-----------------------------------------------------------------
Net operating income                   $294        252        371
=================================================================

                                          Millions of Pounds
                                          Except as Indicated
                                      ---------------------------
Operating Statistics
Production**
  Ethylene                            3,171      2,587      2,465
  Polyethylene                        2,039      2,048      1,797
  Propylene                             486        418        434
  Polypropylene                         439        327        418
  Paraxylene                            552        622        578
  Cyclohexane (millions of gallons)     164        169        133
-----------------------------------------------------------------

                                      Thousands of Barrels Daily
                                      ---------------------------
U.S. petroleum products
  outside sales
    Automotive gasoline                  13         12         10
    Liquefied petroleum gas             103        101         98
    Other products                       33         37         40
-----------------------------------------------------------------
                                        149        150        148
=================================================================

Natural gas liquids
  Rated processing capacity             250        250        227
  Liquids processed                     213        205        199
-----------------------------------------------------------------
 *Restated to reflect the transfer of the company's wholesale propane business from RM&T to Chemicals. In addition, certain costs previously held at Corporate are now aligned with the operating segments.
**Includes Phillips' share of equity affiliates' production.


1997 vs. 1996

Chemicals' net operating income increased 17 percent in 1997, primarily on the strength of higher ethylene margins and volumes, partially offset by lower margins and sales volumes at the Puerto Rico Core facility, and higher costs associated with worldwide growth initiatives. In total, earnings in the plastics business were about the same as in 1996.

Ethylene production volumes increased 23 percent in 1997, boosted by the completion of a project to restart a 100 percent-owned
400 million-pound ethylene unit that had been idle since 1992.
In addition, an incremental debottlenecking project was completed in late 1996 at the 50 percent-owned Sweeny Olefins Limited Partnership.

Paraxylene and cyclohexane are produced at the company's Puerto Rico Core facilities. Paraxylene margins were much lower than a year ago, due to weakening demand and surplus industry capacity. In addition, production volumes declined 11 percent in 1997, primarily as a result of the plant being down most of the first quarter of the year due to a paraxylene expansion project, which increased the facility's total annual capacity to 880 million pounds.

Polyethylene margins were higher than a year ago and production of polyethylene remained strong during 1997. Combined, this resulted in improved earnings performance from this business line.

Phillips has an equity interest in a partnership that owns the polypropylene production facilities at the Houston Chemical Complex (HCC). The company's polypropylene production from these facilities increased 34 percent in 1997, reflecting expanded capacity attributable to a new, gas-phase polypropylene unit completed in late 1996. However, the return from the company's equity share was lower in 1997, due to lower polypropylene margins.

Special items in 1997 primarily consisted of a gain on the settlement of a license-related contingency. Special items in 1996 represented a tax item related to the company's Puerto Rico
Core operations.


1996 vs. 1995

Chemicals' net operating income declined 30 percent in 1996, compared with the strong results from 1995, when industry conditions were much more favorable. Lower margins for ethylene, polyethylene and paraxylene were primarily responsible for the decrease in operating income. Higher sales volumes for ethylene and polyethylene, along with improved results from K-Resin operations and improved NGL margins, partially offset the earnings decline.

Ethylene margins ended 1996 much lower than 1995, as rising NGL feedstock costs, particularly late in the year, could not be recovered in the marketplace. Ethylene production volumes were 5 percent higher in 1996 than in 1995.

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

In the company's plastics operations, polyethylene and polypropylene margins were lower in 1996 than 1995, due to softening industry conditions. The company's HCC facility turned in an excellent operating performance in 1996, with its highest annual polyethylene output ever.

Special items in 1995 included property impairments on an after-tax basis of $3 million.


Corporate and Other
                                            Millions of Dollars
                                          -----------------------
                                           1997     1996*    1995*
                                          -----------------------
Operating Results
Corporate and Other                       $(185)     367     (301)
Less special items                           63      610      (24)
-----------------------------------------------------------------
Adjusted Corporate and Other              $(248)    (243)    (277)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                 $ (72)     (76)     (75)
Net interest                               (113)    (147)    (173)
Preferred dividend requirements             (71)     (43)     (32)
Other                                         8       23        3
-----------------------------------------------------------------
Adjusted Corporate and Other              $(248)    (243)    (277)
=================================================================
*Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.


1997 vs. 1996

Corporate general and administrative expenses decreased 5 percent in 1997, reflecting increased allocations of corporate costs to the operating segments, primarily related to information technology.

Net interest represents interest income and expense, net of capitalized interest. Net interest was lower in 1997, due to higher capitalized interest and lower debt levels. In addition, interest income was higher in 1997 as a result of increased cash balances during most of the year.

Preferred dividend requirements includes dividends on Phillips
Gas Company preferred stock (which was redeemed in December
1997), and on the preferred securities of the Phillips 66
Capital I (Trust I) and Phillips 66 Capital II (Trust II) trusts.

The Trust I securities were issued in May 1996 and the Trust II securities were issued in January 1997, which resulted in the higher preferred dividend requirements in 1997.

Other consists primarily of the company's captive insurance subsidiary, along with income tax and other items that are not directly associated with the operating segments. Other was adversely impacted in 1997 by lower results from the captive insurance subsidiary, as well as higher income taxes not directly associated with the operating segments.

Special items in 1997 included an $83 million favorable resolution of U.S. income tax issues covering the years 1983 through 1986, related primarily to income from the company's Kenai liquefied natural gas facility. Also included were contingency accruals, and foreign currency transaction losses of $11 million, due to the revaluing of an intercompany, sterling-denominated receivable. Special items in 1996 primarily included an after-tax gain of $565 million related to the favorable settlement of the Kenai LNG tax case and favorable foreign currency gains of $40 million after-tax.


1996 vs. 1995

Corporate general and administrative expenses were about the same in 1996 as in 1995, due to lower salary costs being offset by higher costs for employee incentive compensation programs and other employee benefits.

Net interest was lower in 1996, compared with 1995, due to lower interest on tax contingencies, primarily as a result of the favorable resolution of the Kenai LNG tax case.

The Trust I securities issued in May 1996 resulted in higher preferred dividend requirements in 1996, compared with 1995.

In 1996, Other benefited from lower tax accruals not directly associated with operating segments.

Special items in 1995 included property impairments on an after-tax basis of $7 million, contingency accruals and work force reduction charges.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
                                            Millions of Dollars
                                            Except as Indicated
                                           ----------------------
                                             1997    1996    1995
                                           ----------------------

Current ratio                                 1.1     1.1      .9
Total debt                                 $3,009   3,129   3,116
Preferred stock of subsidiary              $    -     345     345
Company-obligated mandatorily
  redeemable preferred securities          $  650     300       -
Common stockholders' equity                $4,814   4,251   3,188
Percent of total debt to capital*              36%     39      47
Percent of floating-rate debt to
  total debt                                   30%     22      22
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations increased $160 million during 1997.
Included in both 1997 and 1996 were cash refunds from the Internal Revenue Service (IRS) of $107 million and $400 million, respectively, as a result of the favorable resolution of the Kenai LNG tax case. Excluding the cash impact of these refunds, cash from operations increased $453 million. Contributing to this increase were a $20 million increase in net operating income and a $161 million settlement related to J-Block gas production in the U.K. sector of the North Sea (see Note 8 -- J-Block Settlement). In addition, cash from operations in 1996 included a $200 million reduction in the balance of accounts receivable sold, while the receivable monetization program was inactive in 1997.

During 1997, the Phillips 66 Capital II trust completed a
$350 million underwritten public offering of 8% Capital Securities. The sole asset of the trust is $361 million of the company's 8% Junior Subordinated Deferrable Interest Debentures due 2037. Phillips owns all of the common stock of the trust, and fully and unconditionally guarantees the trust's obligation under the securities.

Also during the year, the company's subsidiary, Phillips Gas
Company, redeemed its 13,800,000 shares of Series A 9.32%
Cumulative Preferred Stock at par for $345 million, plus accrued dividends of $3 million. This redemption will reduce Phillips' fixed charges by approximately $32 million annually.

During 1997, cash balances decreased $452 million. This decrease in cash, together with $2.2 billion in cash from operating activities and the issuance of the $350 million of company-obligated mandatorily redeemable preferred securities, was used to fund the company's $2 billion capital spending program, to retire the 9 1/2% Notes due 1997, to redeem the PGC preferred stock and to pay common stock dividends. Capital expenditures in 1997 were about $500 million higher than in 1996, primarily due to E&P acquisitions in Canada and Venezuela.

Phillips' equity base continued to strengthen in 1997, with the percentage of total debt to capital at its lowest level in 14 years and the company's current ratio at 1.1 for the second consecutive year.

The company's short-term liquidity position at December 31, 1997, was stronger than indicated because the current cost of the company's inventories was approximately $457 million greater than their last-in, first-out (LIFO) carrying value.

During 1997, Phillips' Board of Directors approved the company's third dividend increase in three years, raising the quarterly per share dividend to $.34, a 6 percent increase, effective with the June 2, 1997, payment.

In 1997, the company announced a stock repurchase program that authorized the expenditure of up to $150 million to repurchase shares of the company's common stock through December 31, 1999. As a separate and additional program, in February 1998, Phillips' Board of Directors authorized the repurchase of up to $500 million of the company's common stock by year-end 1998. Through February 20, 1998, approximately $115 million worth of shares had been repurchased. In conjunction with the first repurchase program, in late 1997, the company issued put options on a notional 400,000 shares of the company's common stock at an exercise price of $45 per share. If the options have intrinsic value on their maturity date, the company can elect physical settlement, net share settlement, or net cash settlement. Put options on 200,000 notional shares having a maturity date of January 29, 1998, were settled for a small cash payment. The options on the remaining 200,000 shares mature April 29, 1998.

The company expanded its master leasing arrangement, under which it leases and supervises the construction of retail outlets, from $50 million to $100 million in 1997. The company also entered into a $75 million master leasing arrangement to upgrade its fleet of corporate planes during the year.

The company has agreements with a bank-sponsored entity for the revolving sale of credit card and trade receivables. During 1997, these agreements were extended until September 1998, the expiration date of the supporting liquidity facilities for the bank-sponsored entity related to these agreements. The maximum aggregate amount of receivables that can be sold and outstanding under both agreements is limited to $200 million, none of which was outstanding at December 31, 1997. However, on January 9, 1998, credit card and trade receivables totaling $200 million were sold under the facilities.

At December 31, 1997, no portion of the company's $500 million shelf registration of debt securities, which became effective in 1994, had been issued.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to existing cash balances, cash generated from operations and financing.


Financial Instrument Market Risk

Phillips Petroleum Company and certain of its subsidiaries hold derivative contracts and financial instruments that have cash flow or earnings exposure to changes in commodity prices, foreign exchange rates, or interest rates. Financial and commodity-based derivative contracts are used to limit the risks inherent in some foreign currency fluctuations and some crude oil, natural gas and related products price changes faced by the company. In the past, the company has, on occasion, hedged interest rates, and may do so in the future should certain circumstances or transactions warrant.

Phillips' Board of Directors has adopted a policy governing the use of derivative instruments, which requires every derivative used by the company to relate to an underlying, offsetting position, anticipated transaction or firm commitment, and prohibits the use of speculative, highly complex or leveraged derivatives. The policy also requires review and approval by the Chief Operating Officer and Chief Executive Officer of all risk management programs using derivatives. These programs are also periodically reviewed by the Audit Committee of the company's Board of Directors.


Commodity Price Risk

The following table indicates the potential loss in earnings that could result from a hypothetical 10 percent change in the year-end market prices of the respective commodity-based swaps and futures contracts. Because the latest expected maturity date of all the swaps and futures contracts is less than one year from the reporting date, the potential losses in earnings have not been discounted to present values. All of the derivative losses and gains shown below effectively offset the gains and losses on the underlying commodity exposures that are being hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts, and approximate the net gains and losses that would have been realized if the contracts had been closed out at year end. The fair value of the futures are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London Limited.

                                         Millions of Dollars
                                    -----------------------------
                                                      Sensitivity
                                                          of Fair
                                                            Value
                                                       to Assumed
                         Notional      Fair Value at   10 Percent
                           Amount  December 31, 1997       Change
                         --------  -----------------  -----------
Natural gas swaps
  (billions of British
  thermal units)           16,082                 $2           (3)
Crude oil futures --
  timing differences
  between purchases
  and refining
  (thousands of barrels)    2,627                  2           (5)
Feedstock-to-product
  margin swaps
  (thousands of barrels)    5,119                  -           (1)
Feedstock-to-product
  margin futures
  (thousands of barrels)    2,613                  -           (1)
-----------------------------------------------------------------


Interest Rate Risk

The following table provides information about the company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The carrying amount of the company's floating-rate debt approximates its fair value. The fair value of the fixed-rate financial instruments is estimated based on quoted market prices.

                    Millions of Dollars Except as Indicated
           ----------------------------------------------------------
                                                       Mandatorily
                                                       Redeemable
                                                       Preferred
                            Debt                       Securities
           --------------------------------------  ------------------
Expected      Fixed   Average  Floating   Average     Fixed   Average
Maturity       Rate  Interest      Rate  Interest      Rate  Interest
Date       Maturity      Rate  Maturity      Rate  Maturity      Rate
---------  --------  --------  --------  --------  --------  --------

1998         $    1      6.69%     $233      5.71%     $  -         -%
1999             85      7.96         -         -         -         -
2000              1      6.03         -         -         -         -
2001            250      8.99       158      6.91         -         -
2002              1      6.03       110      6.35         -         -
Remaining
  years       1,772      8.44       398      6.86       650      8.11
---------------------------------------------------------------------
Total        $2,110         -      $899         -      $650         -
=====================================================================

Fair value   $2,302         -      $899         -      $675         -
=====================================================================


Foreign Currency Risk

At December 31, 1997, a Norwegian subsidiary, whose functional currency is the kroner, had outstanding $158 million of floating rate, revolving debt, denominated in U.S. dollars. The potential foreign currency remeasurement loss in earnings from a hypothetical 10 percent change in the year-end exchange rate is $16 million. The section on interest rate risk contains information about the fair value of this debt instrument.

At December 31, 1997, U.S. subsidiaries had outstanding
$439 million of long-term intercompany receivables from a U.K. subsidiary denominated in pounds sterling and $164 million outstanding from Canadian subsidiaries denominated in U.S. dollars. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The potential foreign currency remeasurement loss in non-cash earnings from a hypothetical 10 percent change in the year-end exchange rate from these intercompany balances is $60 million.

Capital Spending

Capital Expenditures and Investments

                                       Millions of Dollars
                                ---------------------------------
                                Estimated
                                     1998    1997    1996    1995
                                ---------------------------------

E&P                                $1,001   1,346     981     856
GPM                                    90     116      85     274
RM&T*                                 343     235     209     150
Chemicals*                            281     275     205     148
Corporate and Other                    74      71      64      28
-----------------------------------------------------------------
                                   $1,789   2,043   1,544   1,456
=================================================================
United States                      $1,050   1,059     841     923
Foreign                               739     984     703     533
-----------------------------------------------------------------
                                   $1,789   2,043   1,544   1,456
=================================================================
*Effective January 1, 1998, Phillips' NGL operations were moved from the Chemicals segment to the RM&T segment. RM&T's estimated 1998 budget includes $23 million for NGL. Comparable amounts included in Chemicals for the years ended December 31, 1997, 1996, and 1995, respectively, were $14 million, $18 million and $15 million.


The company's improved operating results, the settlement of the J-Block gas production dispute, and additional refunds as a result of the 1996 Kenai LNG tax case resolution have all enhanced Phillips' financial flexibility during 1997. As a result, the company increased its 1997 capital budget twice during the year, from $1.67 billion to $2.09 billion, a cumulative increase of 25 percent. Actual expenditures for 1997 were the highest since 1982.

Phillips' 1998 capital budget promotes the company's growth strategy by supporting its worldwide exploration program and development projects, expanding chemicals and plastics volumes, upgrading refineries, and expanding pipeline systems. The level of payout projects -- projects defined as those that generate income and increase shareholder value -- is targeted at 74 percent in 1998. The remainder of the capital spending will be directed toward maintenance or environmental-compliance projects. This level of payout projects supports Management's objective of increasing volumes of Phillips' major products -- a key to earnings growth.


E&P

Capital spending for E&P during the three-year period ended December 31, 1997, supported several major development projects including J-Block, Armada and Britannia in the U.K. North Sea; the Ekofisk II redevelopment and Eldfisk waterflood projects in Norway; the Mahogany development in the Gulf of Mexico; and the

Xijiang fields, offshore China. Exploratory drilling was focused on the Bozhong Block in China's Bohai Bay; eastern Algeria; the Norwegian, Danish, and U.K. sectors of the North Sea; Nigeria; Tunisia; Papua New Guinea; Cameroon; the Timor Sea Zone of Cooperation; and several subsalt prospects in the Gulf of Mexico. Acquisitions of additional interests in the Bayu-Undan discovery in the Zone of Cooperation between Indonesia and Australia, and the Britannia development in the U.K. North Sea comprised significant portions of capital spending in 1996 and 1995, respectively. When the budget was increased during 1997, the additional E&P funds were used primarily to purchase interests in the Zama/Virgo area in northwest Alberta, Canada, and to acquire the rights to operate and explore existing fields in northwest Venezuela. These activities will also comprise a major portion of E&P's capital spending in 1998.

In 1997, E&P's capital spending focused on several key exploratory and development projects. In the U.K. North Sea, the Jade field was successfully appraised, and with production expected in 2000, will be tied in to the J-Block infrastructure. Also in the J-Block area, approval was obtained to develop the Janice field, where appraisal drilling was successfully completed in early 1996. Initial production at Janice is expected in 1998. Straddling the border of two license blocks in the U.K. North Sea, the Kate discovery was drilled by Phillips in cooperation with Shell U.K. Exploration and Production Company (Shell), operator of the other block. An appraisal well is planned for 1998. In cooperation with Phillips, Shell drilled a subsequent well in Phillips' block that also encountered a potentially commercial hydrocarbon pay zone. In February 1998, the U.K.'s Department of Trade and Industry approved development of discoveries in the Renee and Rubie fields in the U.K. North Sea. Offshore Australia, natural gas and gas/condensate were discovered at the Athena 1 well. In China, successful discoveries were announced at a Xijiang satellite field and in the Bozhong Block of China's Bohai Bay.

E&P's capital budget for 1998 is $1 billion, 70 percent of which is targeted for international projects that support the company's growth strategy. Seismic and drilling programs are planned for the three operating contracts Phillips won in Venezuela's third reactivation round in 1997. The company plans to apply enhanced recovery technology to fully exploit the fields. In addition, spending will be focused on the development of the Zama/Virgo area in Canada; development projects in the U.K. North Sea, including the Jade, Janice and Renee/Rubie fields; the Siri field in Denmark; and the development of extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt of Venezuela. Further exploration in the United Kingdom is planned for 1998, as the company was awarded 46 offshore license blocks in the Atlantic Margin area, west of the United Kingdom and Ireland. Other exploration planned for 1998 includes projects in China, Australia, Africa, Greenland, Peru, Algeria, Venezuela, Nigeria and Norway.

In addition to the development of the Zama/Virgo area in Canada, key North America exploration and development projects continue in the Gulf of Mexico and Alaska in 1998. The company plans to use the technology developed for subsalt applications in its exploration of the Gulf deep-water blocks. Phillips has acquired a 33.33 percent interest in 121 offshore deep-water blocks, as part of its alliance with Mobil Corporation. The companies plan to drill their first joint deep-water well in 1998. The co-venturers plan to accelerate their deep-water exploration after taking delivery of a contracted drillship in late 1998. In addition, recompletions of two wells in the Mahogany field offshore Louisiana are planned.

In the North Cook Inlet of Alaska, Phillips has completed appraisal drilling of the Tyonek Deep prospect, in which the company owns a 100 percent working interest. The first appraisal well did not encounter commercial quantities of hydrocarbons. A second appraisal well, started in late 1997, was successful, testing at a combined rate of 3,100 barrels of oil per day. Two development wells are planned for 1998. Drilling has taken place from the existing Tyonek platform, which has continued to supply gas to the company's Kenai LNG facility.

The largest development project in E&P's 1998 capital budget is the continued construction of the Ekofisk II project in the Norwegian North Sea, which was 93 percent complete at December 31, 1997, on time and under budget. It replaces the majority of the facilities in the existing Ekofisk complex.
Some of the existing facilities that are to continue in operation after the start-up of Ekofisk II in 1998 will be impacted by the continuing subsidence in the Ekofisk area, and studies are in progress to determine what future actions are necessary with regard to these facilities. Future costs related to subsidence of the existing facilities are not expected to materially impact the financial position of the company.

The Norwegian Ministry of Petroleum and Energy has approved a waterflood project for the Eldfisk field, also in the Greater Ekofisk Area of the Norwegian North Sea. The project is expected to commence in 1998 and will involve the construction of a new unmanned platform, modifications to existing platforms, laying of new pipelines, and an extensive drilling program. The platform, scheduled to start up in early 2000, would be controlled from an existing manned Eldfisk platform.

GPM

At GPM, capital spending during the three-year period ended December 31, 1997, included acquisitions, technology and facility upgrades, projects to streamline operations, and new well connections. Following a large acquisition of gathering assets in 1995, capital spending decreased in 1996 but then increased substantially in 1997, primarily due to the purchase of gathering assets from Amoco Production Company in January 1997. Remaining 1997 capital spending was directed toward expansion of GPM's Spraberry plant in West Texas, asset maintenance, new well connections and technology enhancements.

In 1998, GPM's capital budget is $90 million. Most of the budgeted funds are scheduled to be used to increase production volumes through acquisitions and new well connections, as well as for investments in technology and operating equipment to improve operating efficiency and provide value-added producer services.

The company continues to explore various options for maximizing the value of its gas gathering, processing and marketing assets.


RM&T

Capital spending for RM&T during the three-year period ended December 31, 1997, was primarily for refinery-upgrade projects -- projects to meet new environmental standards, to improve operating integrity of key processing units, and to install advanced process control technology -- as well as for safety projects. Central control buildings at the Sweeny, Texas, and Woods Cross, Utah, facilities were started up during 1997. When the modernization of these facilities is completed, all manufacturing processes at the facilities will be managed from the new central control centers. During 1997, the company also continued the retail-marketing expansion that it began in 1996, as well as continued to expand its key transportation assets.

The company continues to expand the number of company-operated retail outlets in the United States from 300 in 1995, to 450 within the next five to 10 years. This expansion is being funded through master leasing programs and capital expenditures. During 1997, 24 new retail outlets were opened and 10 existing units were razed and rebuilt. Since the expansion program began, the company has acquired 24 retail outlets, opened 31 new ones, and razed and rebuilt 16 others. During 1998, the company plans to raze and rebuild 15 outlets and add 30 new ones -- either by acquisition of top-quality outlets in key geographical areas or through construction. Both new outlets and those that are razed and rebuilt utilize the new Kicks 66 convenience store design.

The company plans to sell approximately 100 retail units in non-strategic areas over the next few years.

The company is going forward with two major pipeline projects to serve growth areas in the Midwest and the Southwest United States. During the year, Phillips and its co-venturer in the Seaway Pipeline Company (Seaway) announced plans to convert a portion of an existing crude oil pipeline to refined products service. In conjunction with this conversion, Phillips is constructing a new 148-mile pipeline to connect the converted line to the company's existing Midwest distribution system to transport gasoline and distillates from the Gulf Coast to the growing Midwest market. Construction is scheduled to be completed in the second quarter of 1998. The company also recently signed a letter of intent to purchase interests in Ultramar Diamond Shamrock Corporation's El Paso terminal and pipeline system, which will allow Phillips to transport petroleum products to El Paso, Texas, and Tucson and Phoenix, Arizona.

As part of a continuing effort to increase profitability, RM&T's 1998 capital budget provides for a 38 percent increase over actual 1997 expenditures, adjusted for the amount spent on NGL operations during 1997. This increase results largely from unique opportunities to expand pipeline capacity as outlined above and plans to construct a new continuous catalytic reformer at the Sweeny Complex to convert a higher percentage of plant yield to higher-margin petrochemicals. This project is now expected to commence in late 1998, with completion scheduled for mid-2000. Spending is also planned during 1998 for the installation of additional process control technology upgrades at the Borger and Sweeny, Texas, Complexes, as well as for the previously mentioned retail marketing upgrade program.

During 1997, Phillips and an affiliate of the Venezuelan state oil company signed a Principles of Agreement to build a 58,000 barrels-per-day coker for processing heavier crudes, and related facilities at Phillips' Sweeny Complex. Under terms of the agreement, the producing unit of the Venezuelan state oil company would supply up to 165,000 barrels per day of heavy Venezuelan crude oil to be processed at the refinery. Subject to negotiation of definitive documents and to the approval of the respective Boards of Directors, construction could begin in late 1998, with completion in 2000. Total project cost is estimated to be $600 million. Phillips would hold a 50 percent interest in the project.

Phillips continues to explore various options for maximizing the value of its RM&T assets.

Chemicals

For the three-year period ended December 31, 1997, capital spending for Chemicals focused on production expansion projects utilizing improved technology and debottlenecking techniques. Projects completed during 1997 included the restart of a 400 million-pounds-per-year ethylene unit at Sweeny that had been idle for several years; a paraxylene expansion at the company's Puerto Rico Core facility, which increased capacity to 880 million pounds per year; a polyethylene expansion that brought plant capacity to 860 million pounds a year at a joint-venture Singapore facility where the company has a 50 percent interest; and a 40 percent expansion of the Ryton plant at the company's Borger facility, increasing capacity to 21.6 million pounds per year. Ongoing projects include a 400 million-pounds-per-year debottlenecking of high-density polyethylene production capacity at HCC, of which 200 million pounds was completed by December 31, 1997. This debottlenecking, which is expected to be completed by late-1999, will increase capacity to 2.2 billion pounds per year. Other projects include a 100 million-pounds-per-year methyl mercaptan plant at the company's Borger facility, with first production expected late in 1998; and a 40 million-pounds-per-year dicyclopentadiene hydrotreating unit at Sweeny, which is expected to be completed in third quarter 1998. In China, the company is participating in a joint venture that recently signed loan agreements to partially fund the design and construction of a 220 million-pounds-per-year polyethylene plant near Shanghai, which is expected to start up in third quarter 1998. Phillips has a 40 percent interest in the joint venture, and is guaranteeing the U.S. dollar portion of the loan agreements, totaling approximately $34 million.

Chemicals' 1998 proposed capital spending is an increase of 8 percent over the actual amount spent in 1997, excluding the amount spent on NGL operations. Spending is planned for various new and ongoing production expansion projects -- the largest of which is slated to fund a 100 million-pounds-per-year expansion of the company's K-Resin copolymer plant at HCC, increasing capacity to 370 million pounds per year by 1999. Also at HCC, the company is moving forward with plans to build a 200 million-pounds-per-year hexene-1 plant, based on Phillips' new, proprietary catalyst technology. Construction is scheduled to begin in 1998, with completion in 1999. At the Phillips Research Center in Bartlesville, Oklahoma, the company is constructing a plant to produce metallocene compounds, the key ingredients in the company's proprietary metallocene catalysts. Scheduled to come onstream late in first quarter 1998, the plant will produce metallocene compounds in sufficient quantities to meet the needs of Phillips and licensees through the year 2000.

In 1997, Phillips entered into two separate agreements for projects in Qatar. The company and Qatar General Petroleum Corporation (QGPC) signed an agreement for a new joint venture to develop a petrochemical complex. The complex would use Phillips' proprietary polyethylene and hexene-1 manufacturing and catalyst technology and would feature a 1.1 billion-pounds-per-year ethylene plant. It would also feature manufacturing facilities capable of producing one billion pounds per year of polyethylene (high-density and linear low-density), and a hexene-1 plant with a capacity of 100 million pounds per year. If the project goes forward, construction of the complex would begin in 1999, with commercial production in early 2002. The project is subject to negotiation of definitive agreements and to the approval of the Boards of Directors of QGPC and Phillips. Phillips would have a 49 percent interest in this project. The company also signed a memorandum of understanding with QGPC and Sasol Limited of South Africa providing for a feasibility study of a proposed joint venture for a gas-to-liquids project. The feasibility study, which is currently being conducted to fully assess the economics and viability of the new venture, is scheduled to be completed in first quarter 1998. If a plant is built, it would produce a total of approximately 20,000 barrels per day of distillates and naphtha and be scheduled for start-up in 2002. Phillips would hold a 15 percent equity interest in this joint venture.


Year 2000 Readiness

Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data, and are thus unable to distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." In April 1996, Phillips initiated a company-wide Year 2000 Project to address this issue. Utilizing internal and external resources, the company is in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The company's Year 2000 Project is composed of two components:


Business Applications

In 1995, Phillips began a worldwide business systems replacement project. Based on a recent inventory of business computer programs within Phillips, these new systems, which are Year 2000 compliant, will replace approximately 70 percent of the company's business computer programs. An additional 12 percent of business programs will be made compliant through the Year 2000 Project, and 7 percent will be retired. The remaining non-compliant programs are to be brought into compliance by the vendors who supply the programs. The company is in the process of identifying and prioritizing critical third parties and customers, and will follow up with them concerning their plans and progress in addressing the Year 2000 Problem.

The company's business applications Year 2000 Project is scheduled to be completed by mid-1999 when the final phases of the worldwide business systems replacement project are completed.


Process Control and Instrumentation (PC&I)

The company is currently evaluating the Year 2000 readiness of PC&I with a comprehensive inventory of monitoring and control devices for plants, refineries, pipelines, platforms, safety systems and other similar operating installations. Plans detailing the tasks and resources required to ensure PC&I Year 2000 readiness by the end of 1998 are expected to be in place by the end of the second quarter. Costs associated with PC&I upgrades are included in existing operating budgets.


The total cost associated with required modifications to become
Year 2000 compliant is not expected to be material to the company's financial position.

An unexpected failure to have corrected a Year 2000 Problem could result in an interruption in certain normal business activities or operations. However, the company believes that, with the implementation of new business systems and completion of its Year 2000 Project, significant interruptions will not be encountered.


Contingencies

Legal and Tax Matters

The company has a number of issues outstanding with the IRS related to tax years 1987 through 1992 that are expected to be resolved in the near term as a result of resolving the Kenai LNG tax case. Although it is too early to determine the final financial effects, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position.

Phillips accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. Based on currently available information, the company believes that the likelihood is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.


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

At year-end 1996, Phillips reported 47 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, six sites were resolved through consent decrees, deposits into trust funds, or otherwise. Two sites were added during the year. Of the 43 sites remaining at December 31, 1997, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At seven other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 16 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

Phillips does not consider the number of sites at which it has been designated potentially responsible by state or federal agencies as a relevant measure of liability. Some companies may be involved in few sites but have much larger liabilities than companies involved in many more sites. Although liability of those potentially responsible is generally joint and several for federal sites and frequently so for state sites, the company is usually but one of many companies cited at a particular site. It has, to date, been successful in sharing clean-up costs with other financially sound companies. Many of the sites at which the company is potentially responsible are still under investigation by the Environmental Protection Agency (EPA) or the state agencies concerned. Prior to actual clean-up, those potentially responsible normally assess site conditions, apportion responsibility and determine the appropriate remediation. In some instances, Phillips may have no liability or attain a settlement of liability. Actual clean-up costs generally occur after the parties obtain EPA or equivalent state agency approval.

At December 31, 1997, accruals of $7 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $72 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $4 million for other environmental contingent liabilities, for total environmental accruals of $83 million. No one site represents more than 10 percent of the total. Included in the company's planned remediation activities is a voluntary environmental investigation of the former Okmulgee, Oklahoma, refinery that Phillips sold in 1966, which has been closed since 1982. The company plans to perform a clean-up effort to turn the area into an industrial park.

Expensed environmental costs were $162 million in 1997 and are expected to be approximately $150 million in 1998 and 1999. The estimates for 1998 and 1999 do not include any amounts related to the federal Superfund tax, which expired December 31, 1995, and which has not been extended. Capitalized environmental costs were $69 million in 1997, and are expected to be approximately $100 million and $110 million in 1998 and 1999, respectively.

After an assessment of environmental exposures for clean-up and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries, although claims for recovery of remediation costs have been filed with certain of the company's insurers. At this time, the company is progressing with negotiations with several of its insurers. These negotiations may result in Phillips' receipt of significant settlement amounts in exchange for general releases of liability or commutations of some of the company's liability and pollution policies. However, the ultimate amount, if any, the terms of the settlement, and the timing of recoveries remains uncertain.

Based on currently available information, the company believes that the likelihood is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

Other

Phillips has deferred tax assets for the alternative minimum tax, certain accrued liabilities, and loss carryforwards. Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices, costs and tax rates. Based on the company's historical taxable income, its expectations for the future, and available tax planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The valuation allowance increased $24 million during 1997, primarily due to an increase in loss carryforwards for various companies.


New Accounting Standards

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997, and are disclosure-oriented statements. Therefore, neither Statement will affect the company's reported consolidated net income or cash flows. The company has not yet determined the disclosure formats it will adopt in response to these Statements, but it is anticipated that the composition and number of its operating segments will be unchanged under Statement No. 131.


OUTLOOK

Phillips continues its global growth strategy. In E&P, the company plans exploration activity in Norway, the United Kingdom, China, Australia, Algeria, South Africa, Peru, and the Gulf of Mexico. Further, the company joined a study of a proposed Alaska North Slope gas project. This study will examine the viability of producing natural gas from Alaska's North Slope, transporting it across the state, converting it to liquid natural gas, and marketing it in the Far East. Phillips owns interests in the two fields containing most of the North Slope gas reserves -- a small interest in the Prudhoe Bay Unit and a 12 percent interest in the undeveloped Point Thomson field.

Phillips and its co-venturers continue evaluating plans to develop both blocks of the Bayu-Undan gas/condensate discovery in the Timor Sea Zone of Cooperation, as a single field, with BHP Petroleum Pty. Ltd. as unit operator. The field initially is planned to be developed as a gas-reinjection project. Initial production is expected in 2002. A decision is pending on the location and type of facility to liquefy the natural gas at a later stage in the project's development.

The company has oil mining leases for production of oil and gas in Nigeria. These interests are operated on behalf of the company under a joint operating agreement (JOA) with Nigerian Agip Oil Company for the life of the leases covered and until all joint property has been disposed of and final settlement made. The initial term of the leases was through June 13, 1997, and, under the lease terms, the company is entitled to renewal of the lease upon application, assuming it has performed its obligations under the leases. The company believes it has performed its obligations and the operator of the company's interests has made timely application for renewal on behalf of the company. While renewal of the leases has not yet been confirmed by Nigerian authorities, the operator has been advised by the Nigerian authorities that the renewal application is being processed and that it should continue operations. Production has continued unabated after June 13, 1997. Management expects that production will continue and that renewals will be confirmed in due course. The company's Nigerian interests represent approximately
7 percent of its currently reported total worldwide oil and gas reserves, and the sale of the production from these reserves contributed approximately $27 million to the company's after-tax net income in 1997. The company's net investment in Nigeria at December 31, 1997, was $180 million.

Global expansion of the company's chemicals business continues with opportunities for new locations involving foreign joint-venture partners. In an effort to meet growing worldwide demand for plastics and petrochemicals, Phillips signed three letters of intent with major petrochemical manufacturers in the People's Republic of China. The letters of intent are to conduct joint feasibility studies to build an ethylene complex and a K-Resin copolymer plant, and to expand a polyethylene plant currently under construction. In 1996, Phillips and Shanghai Petrochemical Company Limited formed a joint venture to build a 220 million-pounds-per-year plant, which is scheduled to come onstream in 1998.

In late 1997, the company created a new supply chain organization to improve the profitability of its refining, marketing and transportation activities. The effort involves improved coordination of materials handling from feedstock acquisition through product supply and distribution to final refined product sales. Upon full implementation of the management system in late 1998, expected benefits are improved sales and production forecasting, inventory control, and lower costs for crude oil and refined products acquisition and transportation.

Phillips experienced a significant drop in the number of recordable injuries during 1997. The recordable injury rate for 1997 was 1.18 per 200,000 man-hours, which is 22 percent lower than the 1996 rate of 1.52. The rate of 1.18 compares very favorably with the most recent American Petroleum Institute industry recordable injury rate of 2.47, and sets a new record for the company. 1997 was the third year for the company's Process for Safety Excellence program where business units identify the safety management elements most critical to their operations, evaluate their present level, set goals for each element and develop initiatives for reaching those goals. During 1997, the process was expanded to include environmental elements and is now called Process for Safety and Environmental Excellence.

The impact of the recent economic downturn in Asia on the businesses in which Phillips operates remains uncertain. Sales revenues generated in Asian countries currently comprise a relatively small percent of the company's total revenues, giving the company minimal earnings exposure. The company continues to monitor both short-term and long-term effects of the crisis on supply and demand.

Phillips recognizes that the financial performances of the businesses in the industries in which the company operates are subject to significant fluctuations, and are affected by the uncertainty of oil and natural gas prices over which it has no control. Crude oil prices in early 1998 have been considerably lower than year-ago levels due in part to warmer-than-normal weather that has dampened seasonal demand, the recent economic downturn in Asia and rising production. Phillips is pursuing a number of significant growth projects and expects to increase 1998 hydrocarbon production by 7 percent, which should help offset lower oil and natural gas prices.


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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to the company's ability to obtain agreements from co-venturers or partners, and governments; engage drilling, construction and other contractors; obtain economical and timely financing; as well as subject to geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; and foreign and United States laws, including tax laws.

  o Plans for the construction, modernization or debottlenecking of domestic and foreign refineries and chemical plants, and the timing of production from such plants are subject to approval from the company's and/or subsidiaries' Boards of Directors; loan or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of building, environmental and other permits; and the availability of specialized contractors and work force. Production and delivery of the company's products are subject to worldwide prices; supply and demand for the products; availability of raw materials; and the availability of transportation in the form of pipelines, railcars, trucks or ships.

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

  o Estimates of proved reserves, raw natural gas supplies, project cost estimates and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements.

  o The Year 2000 Project and the date on which the company believes it will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses by third-parties and suppliers, and similar uncertainties. The company's inability to implement Year 2000 changes could have an adverse effect on future results of operations.

  o The date on which the company believes it will implement the new SAP America, Inc. and Oracle Corporation business computer systems is based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, plans and other factors. However, there can be no guarantee that these estimates will be achieved.
     Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to implement interfaces between the new systems and the systems that are not being replaced, and similar uncertainties.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    PHILLIPS PETROLEUM COMPANY

                  INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Management....................................       69

Report of Independent Auditors..........................       70

Consolidated Statement of Income for the years
  ended December 31, 1997, 1996 and 1995................       71

Consolidated Balance Sheet at December 31, 1997
  and 1996..............................................       72

Consolidated Statement of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995................       73

Consolidated Statement of Changes in Common Stockholders'
  Equity for the years ended December 31, 1997,
  1996 and 1995.........................................       74

Notes to Financial Statements...........................       75

Supplementary Information

     Oil and Gas Operations.............................      106

     Selected Quarterly Financial Data..................      125


              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation Accounts and Reserves..........      129


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

The company maintains an internal control structure designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal control structure is supported by written policies and guidelines and is complemented by a staff of internal auditors. Management believes that the system of internal controls in place at December 31, 1997, provides reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

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

February 23, 1998

-----------------------------------------------------------------
Report of Independent Auditors


The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                               /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP

Tulsa, Oklahoma
February 23, 1998

------------------------------------------------------------------
Consolidated Statement of Income        Phillips Petroleum Company

Years Ended December 31                    Millions of Dollars
                                       ---------------------------
                                          1997      1996      1995
                                       ---------------------------
Revenues
Sales and other operating revenues     $15,210    15,731    13,368
Equity in earnings of
  affiliated companies                     126         4       127
Other revenues                              88        72        26
------------------------------------------------------------------
    Total Revenues                      15,424    15,807    13,521
------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products         9,127     9,896     8,182
Production and operating expenses        2,199     2,079     2,143
Exploration expenses                       242       254       198
Selling, general and
  administrative expenses                  631       508       500
Depreciation, depletion and
  amortization                             863       941       871
Taxes other than income taxes              263       264       266
Interest expense                           198       217       265
Preferred dividend requirements of
  subsidiary and capital trusts             82        47        32
------------------------------------------------------------------
    Total Costs and Expenses            13,605    14,206    12,457
------------------------------------------------------------------
Income before income taxes and
  Kenai LNG tax settlement               1,819     1,601     1,064
Kenai LNG tax settlement                    81       571         -
------------------------------------------------------------------
Income before income taxes               1,900     2,172     1,064
Provision for income taxes                 941       869       595
------------------------------------------------------------------
Net Income                             $   959     1,303       469
==================================================================

Net Income Per Share of Common Stock
  Basic                                $  3.64      4.96      1.79
  Diluted                                 3.61      4.91      1.78
------------------------------------------------------------------

Average Common Shares Outstanding
    (in thousands)
  Basic                                263,392   262,919   261,989
  Diluted                              265,419   265,256   263,569
------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company

At December 31                                Millions of Dollars
                                              -------------------
                                                 1997        1996
                                              -------------------
Assets
Cash and cash equivalents                     $   163         615
Accounts and notes receivable
  (less allowances: 1997 -- $19; 1996 -- $20)   1,717       1,988
Inventories                                       500         472
Deferred income taxes                             168         117
Prepaid expenses and other current assets         100         114
-----------------------------------------------------------------
    Total Current Assets                        2,648       3,306
Investments and long-term receivables             964         912
Properties, plants and equipment (net)         10,022       9,120
Deferred income taxes                              82          85
Deferred charges                                  144         125
-----------------------------------------------------------------
Total                                         $13,860      13,548
=================================================================

Liabilities
Accounts payable                              $ 1,546       1,793
Notes payable and long-term debt due
  within one year                                 234         574
Accrued income and other taxes                    365         483
Other accruals                                    300         287
-----------------------------------------------------------------
    Total Current Liabilities                   2,445       3,137
Long-term debt                                  2,775       2,555
Accrued dismantlement, removal and
  environmental costs                             713         783
Deferred income taxes                           1,257       1,047
Employee benefit obligations                      436         425
Other liabilities and deferred credits            769         700
-----------------------------------------------------------------
Total Liabilities                               8,395       8,647
-----------------------------------------------------------------

Preferred Stock of Subsidiary and Other
  Minority Interests                                1         350
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trusts I and II                         650         300
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock -- 500,000,000 shares authorized
  at $1.25 par value
    Issued (306,380,511 shares)
        Par value                                 383         383
        Capital in excess of par                2,031       1,999
    Treasury stock (at cost: 1997 -- 14,000,882
      shares; 1996 -- 13,878,480 shares)         (752)       (757)
    Compensation and Benefits Trust (CBT)
      (at cost: 1997 and 1996 --
      29,200,000 shares)                         (989)       (989)
Foreign currency translation adjustments           (8)         54
Unearned employee compensation -- Long-Term
  Stock Savings Plan (LTSSP)                     (342)       (378)
Retained earnings                               4,491       3,939
-----------------------------------------------------------------
Total Common Stockholders' Equity               4,814       4,251
-----------------------------------------------------------------
Total                                         $13,860      13,548
=================================================================
See Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Statement of Cash Flows    Phillips Petroleum Company

Years Ended December 31                     Millions of Dollars
                                         -------------------------
                                            1997     1996     1995
                                         -------------------------
Cash Flows From Operating Activities
Net income                               $   959    1,303      469
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                         863      941      871
      Dry hole costs and leasehold
        impairment                            91      117       66
      Deferred taxes                         283      163        9
      J-Block settlement                     161        -        -
      Other                                   12       41      (77)
    Working capital adjustments
      Increase (decrease) in aggregate
        balance of accounts receivable
        sold                                   -     (200)     200
      Decrease (increase) in other
        accounts and notes receivable        245     (265)    (245)
      Decrease (increase) in inventories     (33)      31       25
      Decrease (increase) in prepaid
        expenses and other current assets     15      (26)      12
      Increase (decrease) in accounts
        payable                             (224)     295      130
      Increase (decrease) in taxes and
        other accruals                      (127)    (315)     136
------------------------------------------------------------------
Net Cash Provided by Operating Activities  2,245    2,085    1,596
------------------------------------------------------------------

Cash Flows From Investing Activities
Capital expenditures and investments,
  including dry hole costs                (2,043)  (1,544)  (1,456)
Proceeds from asset dispositions              21      101      142
Long-term advances to affiliates and
  other investments                          (34)     (98)     (39)
------------------------------------------------------------------
Net Cash Used for Investing Activities    (2,056)  (1,541)  (1,353)
------------------------------------------------------------------

Cash Flows From Financing Activities
Issuance of debt                             468      212       97
Repayment of debt                           (569)    (226)    (106)
Purchase of common stock                     (50)       -        -
Issuance of common stock                      20       25        9
Issuance of company-obligated mandatorily
  redeemable preferred securities            350      300        -
Redemption of preferred stock of
  subsidiary                                (345)       -        -
Dividends paid on common stock              (353)    (329)    (313)
Other                                       (162)      22      (56)
------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                      (641)       4     (369)
------------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                               (452)     548     (126)
Cash and cash equivalents at
  beginning of year                          615       67      193
------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                            $   163      615       67
==================================================================
See Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Statement of Changes       Phillips Petroleum Company
in Common Stockholders' Equity


                                    Shares of Common Stock
                             -------------------------------------
                                              Held in      Held in
                                  Issued     Treasury          CBT
                             -------------------------------------

December 31, 1994            277,180,511   15,542,074            -
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                         (494,828)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Establishment of CBT          29,200,000                29,200,000
Other
------------------------------------------------------------------
December 31, 1995            306,380,511   15,047,246   29,200,000
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                       (1,168,766)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Other
------------------------------------------------------------------
December 31, 1996            306,380,511   13,878,480   29,200,000
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                         (971,198)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Stock purchases                             1,093,600
------------------------------------------------------------------
December 31, 1997            306,380,511   14,000,882   29,200,000
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


                                     Millions of Dollars
                            --------------------------------------
                                         Common Stock
                            --------------------------------------
                              Par      Capital in   Treasury
                            Value   Excess of Par      Stock   CBT
                            --------------------------------------

December 31, 1994            $346             996       (859)    -
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                           16         32
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Establishment of CBT           37             952             (989)
Other                                           2
------------------------------------------------------------------
December 31, 1995             383           1,966       (827) (989)
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                           26         70
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Other                                           7
------------------------------------------------------------------
December 31, 1996             383           1,999       (757) (989)
Net income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                           32         55
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Current period translation
  adjustment
Stock purchases                                          (50)
------------------------------------------------------------------
December 31, 1997            $383           2,031       (752) (989)
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


                                      Millions of Dollars
                             -------------------------------------
                                 Foreign       Unearned
                                Currency       Employee
                             Translation   Compensation   Retained
                             Adjustments        --LTSSP   Earnings
                             -------------------------------------

December 31, 1994                     16           (451)     2,905
Net income                                                     469
Cash dividends paid on
  common stock                                                (313)
Distributed under incentive
  compensation plans                                           (38)
Recognition of LTSSP
  unearned compensation                              37
Tax benefit of dividends on
  unallocated LTSSP shares                                       7
Current period translation
  adjustment                          23
Establishment of CBT
Other
------------------------------------------------------------------
December 31, 1995                     39           (414)     3,030
Net income                                                   1,303
Cash dividends paid on
  common stock                                                (329)
Distributed under incentive
  compensation plans                                           (72)
Recognition of LTSSP
  unearned compensation                              36
Tax benefit of dividends on
  unallocated LTSSP shares                                       7
Current period translation
  adjustment                          15
Other
------------------------------------------------------------------
December 31, 1996                     54           (378)     3,939
Net income                                                     959
Cash dividends paid on
  common stock                                                (353)
Distributed under incentive
  compensation plans                                           (61)
Recognition of LTSSP
  unearned compensation                              36
Tax benefit of dividends on
  unallocated LTSSP shares                                       7
Current period translation
  adjustment                         (62)
Stock purchases
------------------------------------------------------------------
December 31, 1997                     (8)          (342)     4,491
==================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1 -- Accounting Policies

o Consolidation Principles and Investments -- Majority-owned, controlled subsidiaries are consolidated. Investments in affiliates in which the company owns 20 percent to 50 percent of voting control are generally accounted for under the equity method. Undivided interests in oil and gas joint ventures are consolidated on a pro rata basis. Other securities and investments are generally carried at cost.

o Reclassification -- Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

o Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

o Cash Equivalents -- Cash equivalents are highly liquid short-term investments that are readily convertible to known amounts of cash and generally have original maturities within three months from their date of purchase.

o Inventories -- Crude oil and petroleum and chemical products are valued at cost, which is lower than market in the aggregate, primarily on the LIFO basis. Materials and supplies are valued at, or below, average cost.

o Derivative Instruments -- Forward foreign currency contracts designated and effective as hedges of firm commitments, commodity futures and commodity option contracts designated and effective as hedges are recorded at market value, either through monthly adjustments for unrealized gains and losses (forwards and options) or through daily settlements in cash (futures), and the resulting gains and losses are deferred. Forward foreign currency contracts designated and effective as hedges of existing assets and liabilities are recorded at market value through monthly adjustments, with immediate recognition of the resulting gains and losses. Commodity swaps and forward commodity contracts designated as hedges are not recorded until the resulting cash flows are known. The gains and losses from all of these derivative instruments are recognized during the same period in which the gains and losses from the underlying exposures being hedged are recognized, except for gains and losses from hedges of asset acquisitions that are reported as adjustments to the carrying value of the assets.

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

o Oil and Gas Exploration and Development -- Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

      Property Acquisition Costs -- Oil and gas leasehold acquisition costs are capitalized. Leasehold impairment is recognized based on exploratory experience and Management's judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

      Exploratory Costs -- Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are capitalized when incurred. If, based on Management's judgment, exploratory wells are determined to be commercially unsuccessful or dry holes, applicable costs are expensed.

      Development Costs -- Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

      Depletion and Amortization -- Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using the estimated proved developed oil and gas reserves.

o Depreciation and Amortization -- Depreciation and amortization of properties, plants and equipment are determined by the group straight-line method, the individual unit straight-line method or the unit-of-production method, applying the method considered most appropriate for each type of property.

o Property Dispositions -- When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

o Dismantlement, Removal and Environmental Costs -- The estimated undiscounted costs, net of salvage values, of dismantling and removing major oil and gas production facilities, including necessary site restoration, are accrued using either the unit-of-production or the straight-line method.

   Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. For all periods presented, the company's accounting policies comply, in all material respects, with the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities."

o Foreign Currency Translation -- Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are accumulated as a separate component of common stockholders' equity. Foreign currency transaction gains and losses are included in current earnings. Most of the company's foreign operations use the local currency as the functional currency.

o Income Taxes -- Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities, except for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. Allowable tax credits are applied currently as reductions of the provision for income taxes.

o Net Income Per Share of Common Stock -- Basic income per share of common stock is calculated based upon the daily weighted-average number of common shares outstanding during the year, including shares held by the LTSSP. Diluted income per share of common stock includes the above, plus "in the money" stock options issued pursuant to company compensation plans. Treasury stock and shares held by the CBT are excluded from the daily weighted-average number of common shares outstanding in both calculations.


Note 2 -- Accounting Changes

The company adopted FASB Statement No. 128, "Earnings per Share," effective for the year ending December 31, 1997. All prior-period earnings per share data have been restated. This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. "In the money" stock options issued pursuant to company compensation plans are the only dilutive securities in all periods presented.

Effective January 1, 1996, the company changed its method of accounting for the depreciation of its Gas Gathering, Processing and Marketing segment's natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. As a result of the change, net income for 1996 was $18 million higher, or $.07 per share. The estimated cumulative effect of the change was not material. Also effective January 1, 1996, the company made certain changes in the estimated useful lives of its major domestic downstream facilities. This change increased 1996 net income by $19 million, $.07 per share. These changes were made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice.

Effective April 1, 1995, the company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in a before-tax addition of $95 million to depreciation, depletion and amortization expense in 1995. Under the Statement, the company evaluates impairment of exploration and production assets on a field-by-field, basis rather than using one worldwide cost center for its proved properties. After-tax, the additional charge was $49 million, $.19 per share.


Note 3 -- Inventories

Inventories at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1997           1996
                                              -------------------

Crude oil and petroleum products              $156            136
Chemical products                              254            255
Materials, supplies and other                   90             81
-----------------------------------------------------------------
                                              $500            472
=================================================================


Included in the amounts above were inventories valued on a LIFO basis totaling $299 million and $283 million at December 31, 1997 and 1996, respectively. The remainder of the company's inventories are valued under various other methods, including first-in, first-out (FIFO), weighted average and standard cost. The inventories valued under LIFO would have been approximately $457 million and $604 million higher at December 31, 1997 and 1996, respectively, had they been valued using the FIFO method.


Note 4 -- Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1997           1996
                                              -------------------
Investments in and advances to affiliated
  companies                                   $722            693
Long-term receivables                           97            111
Other investments                              145            108
-----------------------------------------------------------------
                                              $964            912
=================================================================

Equity Investments

The company owns investments in chemicals, oil and gas transportation, coal mining, and other industries. In the ordinary course of business, Phillips has related party transactions with most of these equity companies including sales and purchases of feedstocks and finished products, as well as operating and marketing services. Summarized financial information for all entities accounted for using the equity method follows:

                                           Millions of Dollars
                                       --------------------------
                                         1997      1996      1995
                                       --------------------------

Revenues                               $3,203     3,043     2,776
Income before income taxes                658       583       680
Net income                                470       380       470
Current assets                            856       936       758
Other assets                            3,076     3,372     3,236
Current liabilities                       777       887       889
Other liabilities                       1,300     1,493     1,031
-----------------------------------------------------------------


At December 31, 1997, retained earnings included $128 million related to the undistributed earnings of these affiliated companies, and distributions received from them were $96 million, $107 million and $122 million in 1997, 1996 and 1995, respectively.

At December 31, 1997, the company's 50 percent interest in SOLP, which owns and operates a 2 billion-pounds-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery, was carried at a net investment of $240 million. During construction of this facility, the company made advances to the partnership under a subordinated loan agreement (SLA) to fund certain costs related to completing the project.

In 1992, the company sold participating interests in the SLA to a syndicate of banks for $211 million under a participation agreement. The sale of this receivable is subject to recourse, in that the company has a contingent obligation to pay the amounts due the participating banks if SOLP fails to pay. The balance of the subordinated loan at December 31, 1997, was $120 million. During 1995, SOLP entered into a second subordinated loan agreement with the company, with essentially the same terms as the SLA, for $120 million to fund three new furnaces for the ethylene plant. The balance of this subordinated loan at December 31, 1997, was $105 million. It is not economically practicable to estimate the fair value of the company's obligations to SOLP or to the participating banks.

Note 5 -- Properties, Plants and Equipment

The company's investment in properties, plants and equipment
(PP&E), with accumulated depreciation, depletion and amortization
(DD&A), at December 31 was:

                              Millions of Dollars
             -----------------------------------------------------
                        1997                        1996
             -------------------------    ------------------------
               Gross               Net     Gross               Net
                PP&E     DD&A     PP&E      PP&E     DD&A     PP&E
             -------------------------    ------------------------

E&P          $11,924    6,982    4,942    11,190    6,782    4,408
GPM            2,080    1,136      944     1,974    1,071      903
RM&T           3,772    1,772    2,000     3,599    1,705    1,894
Chemicals      3,033    1,243    1,790     2,793    1,177    1,616
Corporate
  and Other      617      271      346       547      248      299
------------------------------------------------------------------
             $21,426   11,404   10,022    20,103   10,983    9,120
==================================================================


Note 6 -- Impairments

During 1997, 1996, and 1995, the company recognized the following before-tax impairments:

                                             Millions of Dollars
                                             --------------------
                                             1997    1996    1995
                                             --------------------
Additions to depreciation, depletion and
  amortization
    Point Arguello field                      $ -     106       -
    Garden Banks Blocks 70/71 field            39       -       -
    United Kingdom oil and gas properties      15       -       -
    Canadian oil and gas properties             -      25       -
    Other E&P properties                        9       -      81
    Retail service stations                     1      58       -
    Chemical assets                             4       -       4
    Idle Corporate assets                       -       1      13
-----------------------------------------------------------------
                                               68     190      98
Reductions in equity earnings
    Point Arguello field                        -      78       -
-----------------------------------------------------------------
                                              $68     268      98
=================================================================

After-tax, the above impairments by segment were:

                                             Millions of Dollars
                                             --------------------
                                             1997    1996    1995
                                             --------------------

E&P                                           $42     144      41
RM&T                                            1      38       -
Chemicals                                       3       -       3
Corporate                                       -       1       7
-----------------------------------------------------------------
                                              $46     183      51
=================================================================


The facts and circumstances leading to the E&P impairments in 1997 were unsuccessful development drilling and downward reserve revisions for the Garden Banks Blocks 70/71 field in the Gulf of Mexico, increased drilling costs for a well at the West Cameron Block 146 field in the Gulf of Mexico, and downward reserve revisions for fields located in the U.K. North Sea.

The facts and circumstances leading to the E&P impairments in 1996 were rapidly declining production rates and production forecasts for the Point Arguello field offshore California, and weaker natural gas price outlooks and disappointing drilling and production results on certain Canadian properties. The RM&T impairment in 1996 relates to the company's retail expansion and image improvement program, and includes stations that will be razed and rebuilt and others that the company plans to sell.

The E&P impairments in 1995 were primarily the result of adopting
FASB Statement No. 121, which calls for evaluation of impairment of E&P assets on a field-by-field basis, rather than using one worldwide cost center for proved properties.

The fair values of impaired E&P assets were determined by using the present values of expected future cash flows. The fair values of impaired RM&T assets were determined by using the present values of expected future cash flows, as well as information about sales and purchases of similar property in the same geographic area. The fair values of Chemicals and Corporate assets considered to be impaired were determined based on information about sales and purchases of similar assets.

Note 7 -- Accrued Dismantlement, Removal and Environmental Costs

At December 31, 1997 and 1996, the company had accrued
$670 million and $686 million, respectively, of dismantlement and removal costs, primarily related to worldwide offshore production facilities and to production facilities at Prudhoe Bay in Alaska. Estimated total future dismantlement and removal costs at December 31, 1997, were $986 million. These costs are accrued primarily on the unit-of-production method.

Phillips had accrued environmental costs, primarily related to clean-up of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations, and other various costs, of $40 million and $49 million at December 31, 1997 and 1996, respectively. Phillips had also accrued $32 million and $33 million of environmental costs associated with discontinued or sold operations at December 31, 1997 and 1996, respectively. Also, $7 million and $9 million were included at December 31, 1997 and 1996, respectively, for sites where the company has been named a PRP. At the same dates, $4 million and $6 million, respectively, had been accrued for other environmental litigation. At December 31, 1997 and 1996, total environmental accruals were $83 million and $97 million, respectively.

Of the total $753 million of accrued dismantlement, removal and environmental costs at December 31, 1997, $40 million was classified as short-term on the balance sheet, under the caption
"Other accruals." At year-end 1996, the total $783 million was classified as long-term.


Note 8 -- J-Block Settlement

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

Note 9 -- Debt

Long-term debt at December 31 was:

                                             Millions of Dollars
                                            ---------------------
                                              1997           1996
                                            ---------------------

9 1/2% Notes Due 1997                       $    -            300
9 3/8% Notes Due 20ll                          349            349
9.18% Notes Due September 15, 2021             300            300
9% Notes Due 2001                              250            250
8.86% Notes Due May 15, 2022                   250            250
8.49% Notes Due January 1, 2023                250            250
7.92% Notes Due April 15, 2023                 250            250
7.20% Notes Due November 1, 2023               250            250
6.65% Notes Due March 1, 2003                  100            100
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 Due 2007                          20             20
Revolving debt due to banks and others
  through 2002 at 3.7% - 9%                    474            232
Guarantees of LTSSP bank loans payable
  at 4.98% - 6.1875%                           425            451
Medium-term notes due various years
  at 7.6% - 8%                                  84            100
Other obligations                                7             27
-----------------------------------------------------------------
Total debt                                   3,009          3,129
Notes payable and long-term debt due
  within one year                             (234)          (574)
-----------------------------------------------------------------
Long-term debt                              $2,775          2,555
=================================================================


Maturities in 1998 through 2002 are: $234 million (included in current liabilities), $85 million, $1 million, $408 million and $111 million, respectively.

The company's LTSSP has two term-loan agreements: one requiring repayment in annual installments through the year 1998, and a second requiring annual installments beginning in 2005, and continuing through 2015. The outstanding balances of the loans at December 31, 1997, were $28 million and $397 million, respectively.

Under the LTSSP $397 million 25-year-term bank loan, any participating bank in the syndicate of lenders may cease to participate on December 5, 2004, by giving not less than 180 days' prior notice to the LTSSP and the company. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 2005.

Each bank participating in the LTSSP loan has the optional right, if the current company directors or their approved successors cease to be a majority of the Board of Directors (Board), and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice. (See Note 15 for additional discussion of the LTSSP.)

During 1997, Phillips increased its revolving bank credit facility from $1.1 billion to $1.5 billion. The company's commercial paper program is supported by this credit facility in an amount equal to 100 percent of the commercial paper outstanding. The commercial paper program was raised from $250 million to $1.5 billion this year. At December 31, 1997, nothing was outstanding under the revolving bank credit facility, while $311 million in commercial paper was outstanding.

During 1997, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, refinanced its $300 million revolving credit facility, maturing in 2001, to secure more favorable interest rates. The committed amount and term remained unchanged. At December 31, 1997, $158 million was outstanding under this facility.

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


Note 10 -- Contingencies

In the case of all known contingencies, the company accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

As facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

Environmental -- The company is subject to federal, state and local environmental laws and regulations. These may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. The company is currently participating in environmental assessments and clean-up under these laws at federal Superfund and comparable state sites. In the future, the company may be involved in additional environmental assessments, clean-ups and proceedings.

Tax -- The company has a number of issues outstanding with the IRS related to tax years 1987 through 1992 that are expected to be resolved in the near term as a result of resolving the Kenai LNG tax case. Although it is too early to determine the final financial effects, a favorable outcome would have a positive effect on net income and cash flow while an unfavorable one would not impact the company's net income or cash position.

Other Legal Proceedings -- The company is a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made.

Other Contingencies -- The company has contingent liabilities resulting from throughput agreements with pipeline and processing companies in which it holds stock interests. Under these agreements, Phillips may be required to provide any such company with additional funds through advances against future charges for the shipping or processing of petroleum liquids, natural gas and refined products.

Note 11 -- Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts Held for Purposes
Other Than Trading

The company and certain of its subsidiaries use financial and commodity-based derivative contracts to manage exposures to currency and commodity price fluctuations. For every derivative contract used, there is an offsetting physical or financial position, firm commitment or anticipated transaction. Neither Phillips nor its subsidiaries hold or issue derivative financial instruments with leveraged features. In 1997 and 1996, the net realized and unrealized gains and losses from derivative contracts were not material to the company's financial statements.

Financial Derivative Contracts -- The company uses forward exchange contracts to manage exposures to currency exchange rate fluctuations associated with certain assets, liabilities and firm commitments. All forward exchange contracts are adjusted monthly to fair market value with recognition of the resulting gains and losses. At December 31, 1996, a U.K. subsidiary had purchased forward 41 million U.S. dollars to hedge purchases of crude oil in U.S. dollars. This notional amount represents only the amounts hedged, not the net market exposure of items hedged, which is significantly less. Any gain or loss from this position offsets gains or losses on the underlying exposures. There were no outstanding contracts at December 31, 1997.

Commodity Derivative Contracts -- Phillips uses commodity-based swaps and futures to manage exposures to commodity price fluctuations. The following table summarizes the company's major commodity hedging activities. Again, the notional volumes represent only the amounts hedged, not the net market exposure of the items hedged, which is significantly less.

                                          Notional Volume Positions
                                          -------------------------
                                                 December 31
                                Class of  -------------------------
                              Derivative      1997             1996
                              ----------  -------------------------

Source of Commodity Price Risk
Natural gas (billions of
  British thermal units)
    Sales of domestic natural
      gas production               Swaps    16,082           61,140
-------------------------------------------------------------------
Crude oil (thousands of
  barrels)
    Timing differences
      between purchases and
      refining                   Futures     2,627            1,050
-------------------------------------------------------------------
Refined products (thousands
  of barrels)
    Feedstock-to-product
      margins on gasoline          Swaps     5,119            4,789
      and distillates            Futures     2,613              641
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

Debt and mandatorily redeemable preferred securities: The carrying amount of the company's floating-rate debt approximates fair value. The fair value of the fixed-rate debt and mandatorily redeemable preferred securities is estimated based on quoted market prices.

Swaps: Fair value is estimated based on quoted market prices of comparable contracts, and approximates the net gains and losses that would have been realized if the contracts had been closed out at year-end.

Forward exchange contracts: Fair value is estimated by comparing the contract rate to the spot rate in effect on December 31 and approximates the net gains and losses that would have been realized if the contracts had been closed out at year-end.

Commodity futures: Fair value is based on quoted market prices obtained from NYMEX and IPE.

Certain company financial instruments at December 31 were:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------  -------------
                                     1997     1996   1997    1996
                                   ---------------  -------------
Financial assets
  Forward exchange contracts       $    -       14      -      14
  Futures                               3        -      3       -
  Swaps                                 -        -      2       *
Financial liabilities
  Total debt, including
    current maturities              3,009    3,129 3,201    3,293
  Mandatorily redeemable
    preferred securities              650      300    675     303
  Forward exchange contracts            -       19     -       19
  Futures                               -        1     -        1
  Swaps                                 -        -     1       12
-----------------------------------------------------------------
*Indicates amount was less than $1 million.

Note 12 -- Preferred Stock

Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips Capital Trusts

During 1996 and 1997, the company formed two new statutory business trusts, Phillips 66 Capital I (Trust I) and Phillips 66 Capital II (Trust II), in which the company owns all of the common stock. The Trusts exist for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of subordinated debt securities of Phillips.

On May 29, 1996, Trust I completed a $300 million underwritten public offering of 12,000,000 shares of 8.24% Trust Originated Preferred Securities (Preferred Securities). The sole asset of Trust I is $309 million of Phillips' 8.24% Junior Subordinated Deferrable Interest Debentures due 2036 (Subordinated Debt Securities I), purchased by Trust I on May 29, 1996. The Subordinated Debt Securities I are unsecured obligations of Phillips, subordinate and junior in right of payment to all present and future senior indebtedness of Phillips. The Subordinated Debt Securities I are due May 29, 2036, and are redeemable in whole, or in part, at the option of Phillips, on or after May 29, 2001, at a redemption price of $25 per share, plus accrued and unpaid interest.

On January 17, 1997, Trust II completed a $350 million underwritten public offering of 350,000 shares of 8% Capital Securities (Capital Securities). The sole asset of Trust II is $361 million of the company's 8% Junior Subordinated Deferrable Interest Debentures due 2037 (Subordinated Debt Securities II) purchased by Trust II on January 17, 1997. The Subordinated Debt Securities II are unsecured obligations of Phillips, subordinate and junior in right of payment to all present and future senior indebtedness of Phillips, but equal in right of payment with Subordinated Debt Securities I. The Subordinated Debt
Securities II are due January 15, 2037, and are redeemable in whole, or in part, at the option of Phillips, on or after January 15, 2007, at a redemption price of $1,000 per share, plus accrued and unpaid interest.

The subordinated debt securities and related income statement effects are eliminated in the company's consolidated financial statements. When the company redeems the subordinated debt securities, Trusts I and II are required to apply all redemption proceeds to the immediate redemption of the Trusts' Securities. Phillips fully and unconditionally guarantees the Trusts' obligations under the Preferred and Capital Securities.

Preferred Stock of Subsidiary

In December 1997, the company's subsidiary, Phillips Gas Company, redeemed its 13,800,000 shares of Series A 9.32% Cumulative
Preferred Stock at par.


Note 13 -- Preferred Share Purchase Rights

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


Note 14 -- Non-Mineral Operating Leases

The company leases ocean transport vessels, tank and hopper railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. At December 31, 1997, future minimum payments due under non-cancelable operating leases were:
                                                         Millions
                                                       of Dollars
                                                       ----------

1998                                                         $ 88
1999                                                           75
2000                                                           51
2001                                                           38
2002                                                           35
Remaining years                                               245
-----------------------------------------------------------------
                                                             $532
=================================================================


The amounts above do not include guaranteed residual values of $263 million, related to two liquefied natural gas tankers under lease through the year 2000, retail service stations and corporate aircraft.

Operating lease rental expense for years ended December 31
was:
                                           Millions of Dollars
                                         ------------------------
                                         1997      1996      1995
                                         ------------------------

Total rentals                            $119       108       112
Less sublease rentals                       2         2         3
-----------------------------------------------------------------
                                         $117       106       109
=================================================================


Note 15 -- Employee Benefit Plans

Defined Benefit Plans

The company has defined benefit retirement plans covering substantially all employees. The plans are generally non-contributory, with benefit formulas based on employee earnings and credited service.

Net pension cost was:
                                    Millions of Dollars
                          ---------------------------------------
                              U.S. Plans          Foreign Plans
                          -------------------  ------------------
                           1997   1996   1995  1997   1996   1995
                          -------------------  ------------------

Service cost              $  35     36     26    15     14     14
Interest cost                60     57     48    21     20     18
Return on assets
  Actual                   (117)   (36)   (86)  (52)   (32)   (36)
  Deferred gains (losses)    68     (7)    57    26      6     14
Amortization of
  Net asset                  (7)    (7)    (7)    -      -      -
  Net losses (gains)         14     19      8    (1)    (2)    (1)
  Prior service cost          3      3      3     1      1      1
-----------------------------------------------------------------
Net pension cost          $  56     65     49    10      7     10
=================================================================


In determining net pension cost, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years. A table showing the funded status of the plans and a reconciliation with accrued pension cost and deferred gain on reversion at December 31 follows:

                                         Millions of Dollars
                                   ------------------------------
                                     U.S. Plans     Foreign Plans
                                   --------------   -------------
                                    1997     1996   1997     1996
                                   --------------   -------------

Plan assets at fair value          $ 626      480    373      339
-----------------------------------------------------------------
Actuarial present value of
  benefit obligations
    Vested benefits                  581      478    256      231
    Non-vested benefits               37       31      -        -
-----------------------------------------------------------------
Accumulated benefit obligation       618      509    256      231
Effect of projected future
  salary increases                   291      268     87       84
-----------------------------------------------------------------
Projected benefit obligation         909      777    343      315
-----------------------------------------------------------------
Excess asset (obligation)           (283)    (297)    30       24
Unrecognized net asset               (20)     (27)    (1)      (1)
Unrecognized net (gains) losses      125      138    (13)     (14)
Unrecognized prior service cost       45       44      9       10
-----------------------------------------------------------------
Prepaid (accrued) pension cost
  and deferred gain on reversion   $(133)    (142)    25       19
=================================================================

Assumptions -- Weighted Average
  at December 31
Rate of compensation increase       4.25%    4.25   3.70     4.00
Discount rate                       7.00     7.50   7.00     7.40
Long-term rate of return on
  assets                           10.25    10.50   7.80     8.20
-----------------------------------------------------------------


The plan assets reflected in the above table include a participating annuity contract, commingled funds, real estate, stocks, bonds and insurance contracts. A foreign plan also holds employee home mortgage loans.

For 1997, domestic plan assets exceeded the accumulated benefit obligation reflected above, which includes liabilities of $57 million for supplemental retirement plans that are not qualified under the Employee Retirement Income Security Act of 1974 (ERISA). For 1996, domestic plan assets exceeded the accumulated benefit obligation after eliminating liabilities of $47 million related to non-qualified plans. These non-qualified plans are funded by irrevocable grantor trusts, not out of the plan assets reflected in the above schedule.

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

Net postretirement benefit cost was:

                                       Millions of Dollars
                               ----------------------------------
                                    Health             Life
                               ----------------  ----------------
                               1997  1996  1995  1997  1996  1995
                               ----------------  ----------------

Service cost                    $ 2     2     2     1     1     1
Interest cost                     5     6     6     4     4     4
Return on assets
  Actual                          -     -     -    (2)   (2)   (2)
  Deferred losses                 -     -     -     -     -     -
Amortization of
  Net losses                      -     1     1     1     2     1
  Prior service cost             (4)   (4)   (4)    -    (1)   (1)
-----------------------------------------------------------------
Net postretirement benefit cost $ 3     5     5     4     4     3
=================================================================


In determining net postretirement benefit cost, the company has elected to amortize net gains and losses on a straight-line basis over 10 years.

The following table shows the funded status of the plans and a reconciliation with accrued postretirement benefit cost at December 31.
                                         Millions of Dollars
                                     ----------------------------
                                        Health          Life
                                     -------------  -------------
                                     1997     1996  1997     1996
                                     -------------  -------------
Plan assets at fair value, held
  under a reserve deposit contract   $  -        -    29       31
-----------------------------------------------------------------
Accumulated postretirement
  benefit obligation (APBO)
    Retirees                           53       62    53       53
    Fully eligible active
      participants                     11       10     5        4
    Other active participants          10       10     3        3
-----------------------------------------------------------------
                                       74       82    61       60
-----------------------------------------------------------------
APBO in excess of plan assets         (74)     (82)  (32)     (29)
Unrecognized net losses                 7        2    12       14
Unrecognized prior service cost       (23)     (13)   (3)      (3)
-----------------------------------------------------------------
Accrued postretirement benefit
  cost                               $(90)     (93)  (23)     (18)
=================================================================

Financial Assumptions
Discount rate                        6.75%    7.25  6.75     7.25
Long-term rate of return on assets
  (non-taxable)                         -        -  6.60     7.00
Rate of compensation increase           -        -  4.25     4.25
-----------------------------------------------------------------


At December 31, 1997, the health care cost trend rate is assumed to decrease gradually from 7 percent in 1998 to 5 percent in 2003 and 2004. No increases in medical costs are assumed for years beginning in 2005 because of a provision in the health plan that freezes the company's contribution at 2004 levels. The same health care cost trend rate was used at December 31, 1996. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO by $4 million and $3 million at December 31, 1997 and 1996, respectively, and the aggregate of the service and interest cost components by $1 million for both 1997 and 1996.

For both defined benefit plans and other postretirement plans, certain financial assumptions are utilized in determining the company's projected benefit obligation. These assumptions are examined periodically by the company, and any required changes are incorporated in the subsequent determination of projected benefit obligations.

Termination Benefits

The company recorded charges of $5 million, $4 million and $69 million for severance benefits in connection with work force reductions in 1997, 1996 and 1995, respectively.


Defined Contribution Plans

Most employees may elect to participate in the company-sponsored Thrift Plan by contributing a portion of their earnings to any of several investment funds. A percentage of the employee contribution is matched by the company. Company contributions charged to expense were $6 million each in 1997, 1996 and 1995.

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

The company recognizes interest expense as incurred and compensation expense based on the cost of shares released, using the shares-allocated method. The company recognized total LTSSP expense of $27 million, $30 million and $33 million in 1997, 1996 and 1995, respectively. This included compensation expense of $27 million, $30 million and $29 million in 1997, 1996 and 1995, respectively. Company contributions to the LTSSP in 1997, 1996 and 1995 were $20 million, $14 million and $21 million, respectively. Dividends used to service debt were $32 million, $39 million and $36 million in 1997, 1996 and 1995, respectively. These dividends reduced the amount of expense recognized each period. Interest incurred on the LTSSP debt in 1997, 1996 and 1995 was $26 million, $27 million and $31 million, respectively.

The total LTSSP shares as of December 31, 1997, were:

Unallocated shares                                     12,732,919
Allocated shares                                       17,446,774
-----------------------------------------------------------------
Total LTSSP shares                                     30,179,693
=================================================================


Incentive Compensation Plans

The company has a Performance Incentive Program and an Annual Incentive Compensation Plan to provide awards to most employees with additional compensation if key safety, operating and financial objectives are met. In anticipation of awards under both of these plans and the Omnibus Securities Plan, provisions of $64 million, $75 million and $52 million were charged against earnings in 1997, 1996 and 1995, respectively.

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

                                                 Weighted-Average
                                       Options     Exercise Price
                                    ----------   ----------------
Outstanding at December 31, 1994     6,325,036             $24.93
Granted                              1,331,972              31.73
Exercised                             (529,094)             22.12
Forfeited                              (45,193)             30.41
----------------------------------------------   ----------------
Outstanding at December 31, 1995     7,082,721             $26.38
Granted                              1,292,707              35.26
Exercised                           (1,384,966)             22.58
Forfeited                              (27,059)             33.74
----------------------------------------------   ----------------
Outstanding at December 31, 1996     6,963,403             $28.76
Granted                              1,181,103              44.93
Exercised                           (1,177,307)             25.01
Forfeited                              (50,948)             40.25
----------------------------------------------   ----------------
Outstanding at December 31, 1997     6,916,251             $32.07
==============================================   ----------------

Outstanding at December 31, 1997
                                        Weighted-Average
                               ----------------------------------
Exercise Prices      Options   Remaining Lives     Exercise Price
----------------   ---------   ---------------     --------------
$12.63 to $31.44   4,331,966        4.97 years             $27.63
$32.25 to $50.72   2,584,285        8.45 years              39.52
-----------------------------------------------------------------

Exercisable at December 31
                                                 Weighted-Average
                   Exercise Prices      Options    Exercise Price
                  ----------------    ---------  ----------------
1997              $12.63 to $31.44    3,436,254            $26.74
                  $32.25 to $50.72      412,916             35.34
-----------------------------------------------------------------
1996                             -    3,626,834            $25.72
-----------------------------------------------------------------
1995                             -    3,915,145            $23.75
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


Note 16 -- Taxes

Taxes charged to income were:

                                            Millions of Dollars
                                         ------------------------
                                           1997     1996     1995
                                         ------------------------
Taxes Other Than Income Taxes
Property                                 $   82       80       83
Production                                   69       65       54
Payroll                                      55       56       59
Environmental                                37       40       58
Other                                        20       23       12
-----------------------------------------------------------------
                                            263      264      266
-----------------------------------------------------------------
Income Taxes
Federal
  Current                                   145       (6)      95
  Deferred                                  142      189       18
Foreign
  Current                                   547      624      520
  Deferred                                   72       43      (43)
State and local
  Current                                    16       (2)       7
  Deferred                                   19       21       (2)
-----------------------------------------------------------------
                                            941      869      595
-----------------------------------------------------------------
Total taxes charged to income            $1,204    1,133      861
=================================================================


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                1997         1996
                                              -------------------
Deferred Tax Liabilities
Depreciation, depletion and amortization      $2,129        2,001
Other                                             39           41
-----------------------------------------------------------------
Total deferred tax liabilities                 2,168        2,042
-----------------------------------------------------------------
Deferred Tax Assets
Contingency accruals                              53           47
Benefit plan accruals                            214          212
Accrued dismantlement, removal and
  environmental costs                            264          279
Other financial accruals and deferrals           116          130
Alternative minimum tax and other
  credit carryforwards                           344          343
Loss carryforwards                               383          359
Depreciation, depletion and amortization           -           13
Other                                             19           21
-----------------------------------------------------------------
Total deferred tax assets                      1,393        1,404
Less valuation allowance                         232          208
-----------------------------------------------------------------
Net deferred tax assets                        1,161        1,196
-----------------------------------------------------------------
Net deferred tax liabilities                  $1,007          846
=================================================================


Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices, costs and tax rates. Based on the company's historical taxable income, its expectations for the future, and available tax planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The valuation allowance increased $24 million during 1997, primarily due to an increase in loss carryforwards for various companies.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. At December 31, 1997 and 1996, these temporary differences were $239 million and $248 million, respectively. Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and foreign income before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:
                                                      Percent of
                           Millions of Dollars       Pretax Income
                           --------------------  --------------------
                             1997   1996   1995   1997    1996   1995
                           --------------------  --------------------
Income before income taxes
  United States            $  909  1,179    332   47.8%   54.3   31.2
  Foreign                     991    993    732   52.2    45.7   68.8
---------------------------------------------------------------------
                           $1,900  2,172  1,064  100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax               $  665    760    372   35.0%   35.0   35.0
Foreign taxes in excess of
  federal statutory rate      320    337    267   16.8    15.5   25.0
Credit for producing fuel
  from a non-conventional
  source                      (29)   (27)   (31)  (1.5)   (1.2)  (2.9)
Kenai LNG tax settlement      (31)  (194)     -   (1.6)   (9.0)     -
Other                          16     (7)   (13)    .8     (.3)  (1.2)
---------------------------------------------------------------------
                           $  941    869    595   49.5%   40.0   55.9
=====================================================================


Excise taxes accrued on the sale of petroleum products were $1,331 million, $1,257 million and $1,150 million for the years ended December 31, 1997, 1996 and 1995, respectively. These taxes are excluded from reported revenues and expenses.

Kenai LNG Tax Settlement -- On February 26, 1996, the U.S. Tax Court's previous decisions relating to the company's sales of LNG from its Kenai, Alaska, facility to Japan became final. The Tax Court's decisions supported the company's position that more than 50 percent of the income for years 1975 through 1978 was from a foreign source. The favorable resolution of this issue increased net income in 1996 by $565 million.

Final resolution of all outstanding issues with the IRS was achieved for years 1983 through 1986. Refunds, including interest, of $107 million, primarily relating to the company's sales of LNG from its Kenai, Alaska, facility, increased net income in 1997 by $83 million. The company also has a number of issues outstanding with the IRS related to tax years 1987 through 1992, further discussed in Note 10 -- Contingencies.

Note 17 -- Cash Flow Information

                                           Millions of Dollars
                                         ------------------------
                                         1997      1996      1995
                                         ------------------------
Non-Cash Investing and Financing
  Activities
Issuance of promissory notes to purchase
  property, plant and equipment          $  -        26         -
Contribution of non-cash net assets to
  equity-method affiliates                  -         -        55
Fair market value of property, plant
  and equipment exchanged as part of a
  broader monetary transaction             49         -         -
Common stock issued to establish CBT        -         -       989
-----------------------------------------------------------------
Cash Payments
Interest
  Debt                                   $212       220       224
  Taxes and other                          22        31        19
-----------------------------------------------------------------
                                         $234       251       243
=================================================================
Income taxes                             $770       765       576
-----------------------------------------------------------------


Note 18 -- Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          1997     1996      1995
                                         ------------------------
Interest
Incurred
  Debt                                   $ 212      222       228
  Other                                     32       26        67
-----------------------------------------------------------------
                                           244      248       295
Capitalized                                (46)     (31)      (30)
-----------------------------------------------------------------
Expensed                                 $ 198      217       265
=================================================================
Maintenance and Repairs -- expensed      $ 493      416       413
-----------------------------------------------------------------
Research and Development
  Expenditures -- expensed               $  56       59        51
-----------------------------------------------------------------
Foreign Currency Transaction
  Gains (Losses) -- after-tax            $ (17)      41        (3)
-----------------------------------------------------------------
Cash Dividends paid per
  common share                           $1.34     1.25     1.195
-----------------------------------------------------------------

Note 19 -- Segment and Geographic Information

The company is involved in four business segments:
(1) Exploration and Production (E&P) -- explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis; (2) Gas Gathering, Processing and Marketing (GPM) -- gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico; (3) Refining, Marketing and Transportation (RM&T) -- refines, markets and transports crude oil and petroleum products, primarily in the United States;
(4) Chemicals -- fractionates natural gas liquids and manufactures and markets a broad range of petroleum-based chemical products on a worldwide basis. Corporate and Other includes general corporate overhead, net interest expense and various other operations.

Sales within Phillips by business segment and by geographic area are at market value. Operating profit excludes general corporate revenue and expense, interest, minority interest, equity in earnings of affiliates, and income taxes. Income taxes are allocated based upon each segment's taxable income reduced by applicable tax credits. Corporate assets include all cash and cash equivalents.

Analysis of Results by Business Segment

                                           Millions of Dollars
                                   -----------------------------------
                                         E&P        GPM           RM&T
                                   -----------------------------------
1997
Sales and Other Operating Revenues
    Outside customers                 $3,379**      952          7,347**
    Sales within Phillips                567        759            350
----------------------------------------------------------------------
      Segment sales                   $3,946      1,711          7,697
======================================================================
Operating Profit                      $1,316        161            190
    Equity in earnings of affiliates      39          1             15
    Preferred dividend requirements
      of subsidiary and capital
      trusts, and other minority
      interests                            1          -              -
    Corporate/non-operating items
        Interest expense                   -          -              -
        Kenai LNG tax settlement           -          -              -
        Other                              -          -              -
    Income taxes                        (747)       (61)           (68)
----------------------------------------------------------------------
      Net income (loss)               $  609        101            137
======================================================================
Assets
    Identifiable assets               $5,894      1,102          2,636
    Investments in and advances
      to affiliated companies            140          4            110
----------------------------------------------------------------------
      Total assets                    $6,034      1,106          2,746
======================================================================
Depreciation, Depletion and
  Amortization                        $  548         77            119
----------------------------------------------------------------------
Capital Expenditures and Investments  $1,346        116            235
----------------------------------------------------------------------

1996
Sales and Other Operating Revenues
    Outside customers                 $2,574        913          8,857
    Sales within Phillips              1,288        804            522
----------------------------------------------------------------------
      Segment sales                   $3,862      1,717          9,379
======================================================================
Operating Profit                      $1,289        232             56
    Equity in earnings of affiliates     (56)         -             18
    Preferred dividend requirements
      of subsidiary and capital
      trust, and other minority
      interests                           (1)         -              -
    Corporate/non-operating items
        Interest expense                   -          -              -
        Kenai LNG tax settlement           -          -              -
        Other                              -          -              -
    Income taxes                        (739)       (88)           (20)
----------------------------------------------------------------------
      Net income                      $  493        144             54
======================================================================
Assets
    Identifiable assets               $5,376      1,112          2,738
    Investments in and advances
      to affiliated companies            140          4            111
----------------------------------------------------------------------
      Total assets                    $5,516      1,116          2,849
======================================================================
Depreciation, Depletion and
  Amortization                        $  576         73            172
----------------------------------------------------------------------
Capital Expenditures and Investments  $  981         85            209
----------------------------------------------------------------------

1995
Sales and Other Operating Revenues
    Outside customers                 $2,224        481          7,674
    Sales within Phillips              1,096        641            366
----------------------------------------------------------------------
      Segment sales                   $3,320      1,122          8,040
======================================================================
Operating Profit                      $  876         13              7
    Equity in earnings of affiliates      39          -             17
    Preferred dividend requirements
      of subsidiary and other
      minority interests                  (1)         -              -
    Corporate/non-operating items
        Interest expense                   -          -              -
        Other                              -          -              -
    Income taxes                        (541)        (3)            (4)
----------------------------------------------------------------------
      Net income (loss)               $  373         10             20
======================================================================
Assets
    Identifiable assets               $4,828      1,048          2,543
    Investments in and advances
      to affiliated companies            225          5             87
----------------------------------------------------------------------
      Total assets                    $5,053      1,053          2,630
======================================================================
Depreciation, Depletion and
  Amortization                        $  520         73            133
----------------------------------------------------------------------
Capital Expenditures and Investments  $  856        274            150
----------------------------------------------------------------------



Analysis of Results by Business Segment

                                           Millions of Dollars
                                   -----------------------------------
                                              Corporate
                                   Chemicals  and Other*  Consolidated
                                   -----------------------------------
1997
Sales and Other Operating Revenues
    Outside customers                 $3,528          4         15,210
    Sales within Phillips                538         28              -
----------------------------------------------------------------------
      Segment sales                   $4,066         32         15,210
======================================================================
Operating Profit                      $  371         16          2,054
    Equity in earnings of affiliates      71          -            126
    Preferred dividend requirements
      of subsidiary and capital
      trusts, and other minority
      interests                            -         82             83
    Corporate/non-operating items
        Interest expense                   -       (198)          (198)
        Kenai LNG tax settlement           -         81             81
        Other                              -       (246)          (246)
    Income taxes                        (145)        80           (941)
----------------------------------------------------------------------
      Net income (loss)               $  297       (185)           959
======================================================================
Assets
    Identifiable assets               $2,638        868         13,138
    Investments in and advances
      to affiliated companies            468          -            722
----------------------------------------------------------------------
      Total assets                    $3,106        868         13,860
======================================================================
Depreciation, Depletion and
  Amortization                        $   95         24            863
----------------------------------------------------------------------
Capital Expenditures and Investments  $  275         71          2,043
----------------------------------------------------------------------

1996
Sales and Other Operating Revenues
    Outside customers                 $3,382          5         15,731
    Sales within Phillips                698         36              -
----------------------------------------------------------------------
      Segment sales                   $4,080         41         15,731
======================================================================
Operating Profit                      $  312          7          1,896
    Equity in earnings of affiliates      42          -              4
    Preferred dividend requirements
      of subsidiary and capital
      trust, and other minority
      interests                            -        (47)           (48)
    Corporate/non-operating items
        Interest expense                   -       (217)          (217)
        Kenai LNG tax settlement           -        571            571
        Other                              -        (34)           (34)
    Income taxes                        (109)        87           (869)
----------------------------------------------------------------------
      Net income                      $  245        367          1,303
======================================================================
Assets
    Identifiable assets               $2,406      1,223         12,855
    Investments in and advances
      to affiliated companies            438          -            693
----------------------------------------------------------------------
      Total assets                    $2,844      1,223         13,548
======================================================================
Depreciation, Depletion and
  Amortization                        $   91         29            941
----------------------------------------------------------------------
Capital Expenditures and Investments  $  205         64          1,544
----------------------------------------------------------------------

1995
Sales and Other Operating Revenues
    Outside customers                 $2,984          5         13,368
    Sales within Phillips                541         48              -
----------------------------------------------------------------------
      Segment sales                   $3,525         53         13,368
======================================================================
Operating Profit                      $  452         16          1,364
    Equity in earnings of affiliates      71          -            127
    Preferred dividend requirements
      of subsidiary and other
      minority interests                   -        (32)           (33)
    Corporate/non-operating items
        Interest expense                   -       (265)          (265)
        Other                              -       (129)          (129)
    Income taxes                        (156)       109           (595)
----------------------------------------------------------------------
      Net income (loss)               $  367       (301)           469
======================================================================
Assets
    Identifiable assets               $2,222        676         11,317
    Investments in and advances
      to affiliated companies            344          -            661
----------------------------------------------------------------------
      Total assets                    $2,566        676         11,978
======================================================================
Depreciation, Depletion and
  Amortization                        $  108         37            871
----------------------------------------------------------------------
Capital Expenditures and Investments  $  148         28          1,456
----------------------------------------------------------------------
 *Includes certain intersegment eliminations.
**Certain foreign crude oil marketing activities were transferred from RM&T to E&P in 1997. This had the effect of increasing E&P outside sales by $652 million in 1997. The effect on E&P's net income was not material.

Analysis of Results by Geographic Area


                                           Millions of Dollars
                                   -----------------------------------
                                    United             United
                                    States   Norway   Kingdom   Africa
                                   -----------------------------------
1997
Sales and Other Operating Revenues
  Outside customers                $12,633      448     1,268      209
  Sales within Phillips                177      743         2        1
----------------------------------------------------------------------
    Segment sales                  $12,810    1,191     1,270      210
======================================================================
Operating Profit                   $ 1,183      673        64      111
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $   111       13         3        -
----------------------------------------------------------------------
Assets
  Identifiable assets              $ 8,169    1,714     1,247      231
  Investments in and advances to
    affiliated companies               517       84        29        -
----------------------------------------------------------------------
    Total assets                   $ 8,686    1,798     1,276      231
======================================================================

1996
Sales and Other Operating Revenues
  Outside customers                $13,211      433     1,251      249
  Sales within Phillips                162      762         -        -
----------------------------------------------------------------------
    Segment sales                  $13,373    1,195     1,251      249
======================================================================
Operating Profit                   $ 1,013      725        30      114
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $   (16)      10         3        -
----------------------------------------------------------------------
Assets
  Identifiable assets              $ 8,041    1,767     1,199      237
  Investments in and advances to
    affiliated companies               478       83        29        -
----------------------------------------------------------------------
    Total assets                   $ 8,519    1,850     1,228      237
======================================================================

1995
Sales and Other Operating Revenues
  Outside customers                $11,107      470     1,037      168
  Sales within Phillips                203      651         3       28
----------------------------------------------------------------------
    Segment sales                  $11,310    1,121     1,040      196
======================================================================
Operating Profit (Loss)            $   708      497        (8)      99
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $   104       15         4        -
----------------------------------------------------------------------
Assets
  Identifiable assets              $ 7,604    1,552       950      227
  Investments in and advances to
    affiliated companies               454       92        24        -
----------------------------------------------------------------------
    Total assets                   $ 8,058    1,644       974      227
======================================================================



Analysis of Results by Geographic Area


                                           Millions of Dollars
                                   -----------------------------------
                                     Other                   Worldwide
                                     Areas    Corporate   Consolidated*
                                   -----------------------------------
1997
Sales and Other Operating Revenues
  Outside customers                $   652            -         15,210
  Sales within Phillips                 57            -              -
----------------------------------------------------------------------
    Segment sales                  $   709            -         15,210
======================================================================
Operating Profit                   $    23            -          2,054
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $    (1)           -            126
----------------------------------------------------------------------
Assets
  Identifiable assets              $   971          806         13,138
  Investments in and advances to
    affiliated companies                92            -            722
----------------------------------------------------------------------
    Total assets                   $ 1,063          806         13,860
======================================================================

1996
Sales and Other Operating Revenues
  Outside customers                $   587            -         15,731
  Sales within Phillips                 62            -              -
----------------------------------------------------------------------
    Segment sales                  $   649            -         15,731
======================================================================
Operating Profit                   $    14            -          1,896
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $     7            -              4
----------------------------------------------------------------------
Assets
  Identifiable assets              $   543        1,068         12,855
  Investments in and advances to
    affiliated companies               103            -            693
----------------------------------------------------------------------
    Total assets                   $   646        1,068         13,548
======================================================================

1995
Sales and Other Operating Revenues
  Outside customers                $   586            -         13,368
  Sales within Phillips                 64            -              -
----------------------------------------------------------------------
    Segment sales                  $   650            -         13,368
======================================================================
Operating Profit (Loss)            $    68            -          1,364
----------------------------------------------------------------------
Equity in Earnings of Affiliates   $     4            -            127
----------------------------------------------------------------------
Assets
  Identifiable assets              $   460          524         11,317
  Investments in and advances to
    affiliated companies                91            -            661
----------------------------------------------------------------------
    Total assets                   $   551          524         11,978
======================================================================
*After elimination of intergeographic transactions.


Export sales totaled $494 million, $522 million and $507 million for 1997, 1996 and 1995, respectively.

-----------------------------------------------------------------
Oil and Gas Operations
Exploration and Production

In accordance with FASB Statement No. 69, "Disclosures about Oil and Gas Producing Activities," and regulations of the U.S. Securities and Exchange Commission, the company is making certain disclosures about its oil and gas exploration and production operations. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that some of the data are necessarily imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. Accordingly, this information may not necessarily represent the present financial condition of the company or its expected future results.


Contents -- Oil and Gas Operations                           Page
-----------------------------------------------------------------

Proved Reserves Worldwide                                     107

Results of Operations                                         113

Statistics                                                    116

Costs Incurred                                                120

Capitalized Costs                                             121

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                          122

o Proved Reserves Worldwide

                                       Crude Oil
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1994            877     274     416       42      92     53
Revisions of
  previous estimates     -      (7)     (1)       1       8     (1)
Improved recovery       77      11      64        -       -      2
Purchases of
  reserves in place      3       1       -        2       -      -
Extensions and
  discoveries           29      20       -        6       3      -
Production             (82)    (29)    (37)      (1)     (9)    (6)
Sales of reserves
  in place              (9)     (9)      -        -       -      -
------------------------------------------------------------------
End of 1995            895     261     442       50      94     48
Revisions of
  previous estimates    20      (4)     12        4       5      3
Improved recovery       49      13      36        -       -      -
Purchases of
  reserves in place      2       2       -        -       -      -
Extensions and
  discoveries           10       6       -        1       2      1
Production             (80)    (25)    (37)      (2)     (9)    (7)
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1996            895     252     453       53      92     45
Revisions of
  previous estimates    54      (1)     42        3       7      3
Improved recovery       79       6      73        -       -      -
Purchases of
  reserves in place      8       -       -        -       -      8
Extensions and
  discoveries           66      10       -       30       2     24
Production             (85)    (23)    (39)      (7)     (9)    (7)
Sales of reserves
  in place             (23)      -       -        -       -    (23)
------------------------------------------------------------------
End of 1997            994     244     529       79      92     50
==================================================================

Developed
End of 1994            703     226     350        4      89     34
End of 1995            699     200     333       33      91     42
End of 1996            743     183     399       28      90     43
End of 1997            744     189     409       30      89     27
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

o Purchases of reserves in place in Other Areas for 1997 result from the acquisition of proved properties in the Zama/Virgo area in Canada.

o Extensions and discoveries in Other Areas for 1997 include 11 million barrels in Venezuela in which the company has an economic interest through risk service contracts. At year-end 1997, the company's total worldwide crude oil reserves include 11 million barrels related to such contracts.

o  Sales of reserves in place in Other Areas for 1997 include
   22 million barrels related to an exchange of a proved property in Canada.

                                     Natural Gas
Years Ended         ----------------------------------------------
December 31                     Billions of Cubic Feet
                    ----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                    ----------------------------------------------
Developed and
  Undeveloped
End of 1994          6,376   4,052   1,229      742      32    321
Revisions of
  previous estimates   420     254     (32)      19     213    (34)
Improved recovery       62       4      58        -       -      -
Purchases of
  reserves in place     92      34       -       48       -     10
Extensions and
  discoveries          317     271       -       45       -      1
Production            (543)   (381)   (121)     (18)     (1)   (22)
Sales of reserves
  in place             (16)    (16)      -        -       -      -
------------------------------------------------------------------
End of 1995          6,708   4,218   1,134      836     244    276
Revisions of
  previous estimates    47       -     227      (90)      -    (90)
Improved recovery       58       1      57        -       -      -
Purchases of
  reserves in place     21      21       -        -       -      -
Extensions and
  discoveries          165     141       -        8       -     16
Production            (562)   (394)   (114)     (30)     (2)   (22)
Sales of reserves
  in place             (70)    (70)      -        -       -      -
------------------------------------------------------------------
End of 1996          6,367   3,917   1,304      724     242    180
Revisions of
  previous estimates  (194)    (57)   (103)     (37)      -      3
Improved recovery       73       1      72        -       -      -
Purchases of
  reserves in place    532       7       -        -       -    525
Extensions and
  discoveries          316     280       -       22       -     14
Production            (541)   (357)   (111)     (48)     (1)   (24)
Sales of reserves
  in place             (32)     (1)      -        -       -    (31)
------------------------------------------------------------------
End of 1997          6,521   3,790   1,162      661     241    667
==================================================================

Developed
End of 1994          5,030   3,694     989      129      32    186
End of 1995          5,362   3,875     806      465      30    186
End of 1996          5,196   3,625   1,109      303      28    131
End of 1997          4,812   3,371     884      346      27    184
------------------------------------------------------------------

o  Natural gas production may differ from gas production
   (delivered for sale) on page 116, primarily because the quantities above omit the gas equivalent of the liquids, where applicable, but include gas consumed at the lease.

o Purchases of reserves in place in Other Areas for 1997 result from the acquisition of proved properties in the Zama/Virgo area in Canada.

o Sales of reserves in place in Other Areas for 1997 are for a Canadian property.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

                                  Natural Gas Liquids
Years Ended           ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1994            196     131      37        6      21      1
Revisions of
  previous estimates     8       8       1        -      (1)     -
Improved recovery        4       1       3        -       -      -
Extensions and
  discoveries            4       3       -        1       -      -
Production             (15)    (12)     (3)       -       -      -
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1995            196     130      38        7      20      1
Revisions of
  previous estimates    11       7       4        -       -      -
Improved recovery        2       -       2        -       -      -
Purchases of
  reserves in place      1       1       -        -       -      -
Extensions and
  discoveries            3       3       -        -       -      -
Production             (15)    (12)     (2)       -      (1)     -
------------------------------------------------------------------
End of 1996            198     129      42        7      19      1
Revisions of
  previous estimates     1       -       1        -       -      -
Improved recovery        2       -       2        -       -      -
Purchases of
  reserves in place      5       -       -        -       -      5
Extensions and
  discoveries            5       5       -        -       -      -
Production             (15)    (11)     (3)      (1)      -      -
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1997            195     122      42        6      19      6
==================================================================

Developed
End of 1994            178     125      31        -      21      1
End of 1995            178     125      29        3      20      1
End of 1996            183     124      36        3      19      1
End of 1997            172     116      31        4      19      2
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

o Purchases of reserves in place in Other Areas for 1997 result from the acquisition of proved properties in the Zama/Virgo area in Canada.

o Results of Operations

                                          Millions of Dollars
                          ---------------------------------------------------
                                   United            United             Other
                           Total   States   Norway  Kingdom   Africa    Areas
                          ---------------------------------------------------
1997
Sales                     $1,562      687      279      261      162      173
Transfers                  1,339      596      743        -        -        -
Other revenues               130       58       44       12        1       15
-----------------------------------------------------------------------------
    Total revenues         3,031    1,341    1,066      273      163      188
Production costs             792      428      217       68       39       40
Exploration expenses         245      103       29       30       14       69
Depreciation, depletion
  and amortization*          518      251      107      113       11       36
Other related expenses       131       92       20       (2)     (13)      34
-----------------------------------------------------------------------------
                           1,345      467      693       64      112        9
Provision for income taxes   747      132      499       20       96        -
-----------------------------------------------------------------------------
Results of operations for
  producing activities       598      335      194       44       16        9
Other earnings                11       25        -        -        -      (14)
-----------------------------------------------------------------------------
E&P net income            $  609      360      194       44       16       (5)
=============================================================================

1996**
Sales                     $1,510      723      308      144      197      138
Transfers                  1,347      590      757        -        -        -
Other revenues               105       84       15        1        2        3
-----------------------------------------------------------------------------
    Total revenues         2,962    1,397    1,080      145      199      141
Production costs             762      404      225       48       50       35
Exploration expenses         259      113       22       36       24       64
Depreciation, depletion
  and amortization***        646      415      104       41       13       73
Other related expenses       114      112      (12)       2        -       12
-----------------------------------------------------------------------------
                           1,181      353      741       18      112      (43)
Provision for income taxes   745       97      541        8      100       (1)
-----------------------------------------------------------------------------
Results of operations for
  producing activities       436      256      200       10       12      (42)
Other earnings                57       64        -       (2)       -       (5)
-----------------------------------------------------------------------------
E&P net income            $  493      320      200        8       12      (47)
=============================================================================

1995**
Sales                     $1,190      547      306       70      120      147
Transfers                  1,125      447      650        -       28        -
Other revenues               128       99       22        1        2        4
-----------------------------------------------------------------------------
    Total revenues         2,443    1,093      978       71      150      151
Production costs             753      403      247       32       31       40
Exploration expenses         205       94       26       22       18       45
Depreciation, depletion
  and amortization****       499      270      147       24       11       47
Other related expenses       129       65       46        8      (11)      21
-----------------------------------------------------------------------------
                             857      261      512      (15)     101       (2)
Provision for income taxes   521       61      375       (4)      87        2
-----------------------------------------------------------------------------
Results of operations for
  producing activities       336      200      137      (11)      14       (4)
Other earnings                37       39        -        -        -       (2)
-----------------------------------------------------------------------------
E&P net income            $  373      239      137      (11)      14       (6)
=============================================================================
   *Includes before-tax property impairments in the United States and the
    United Kingdom of $48 million and $15 million, respectively.
  **Restated to reflect that certain costs previously held at Corporate are now aligned with the operating segments.
 ***Includes before-tax property impairments in the United States of $106 million for the Point Arguello field and $78 million for associated equity facilities, and in Other Areas, $25 million for certain properties in Canada.
****Includes before-tax property impairments in the United States and Norway of $51 million and $27 million, respectively, due to the adoption of FASB Statement No. 121.

o Results of operations for producing activities consist of all the activities within the E&P organization, except for a liquefied natural gas operation, minerals operations, and crude oil and gas marketing activities, which are included in other earnings. Also excluded are non-E&P activities, including NGL extraction facilities in Phillips' GPM organization, as well as downstream petroleum and chemical activities. In addition, there is no deduction for general corporate administrative expenses or interest.

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

o Depreciation, depletion and amortization (DD&A) in Results of Operations differs from that shown for total Exploration and Production in Analysis of Results by Business Segment on page 104, mainly due to depreciation of support equipment being reclassified to production or exploration expenses, as applicable, in Results of Operations. In addition, other earnings includes certain E&P activities, including their related DD&A charges.

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

o Statistics

Net Production                         1997       1996       1995
                                      ---------------------------
                                       Thousands of Barrels Daily
                                      ---------------------------
Crude Oil
United States                            67         69         79
Norway                                  104         99        100
United Kingdom                           18          6          3
Africa                                   23         25         24
Other areas                              20         20         16
-----------------------------------------------------------------
                                        232        219        222
=================================================================

Natural Gas Liquids
United States*                            4          4          5
Norway                                    7          8          8
Other areas                               3          3          2
-----------------------------------------------------------------
                                         14         15         15
=================================================================
*Represents amounts extracted attributable to E&P operations.
 Additional quantities of NGL are extracted at GPM gas processing plants (see NGL reserves page 112 for further discussion).

                                     Millions of Cubic Feet Daily
Natural Gas                          ----------------------------
United States (less gas equivalent
  of liquids shown above)*            1,024      1,102      1,078
Norway (dry basis)                      275        291        299
United Kingdom (dry basis)              122         81         46
Other areas                              51         53         58
-----------------------------------------------------------------
                                      1,472      1,527      1,481
=================================================================
*Represents quantities available for sale. Natural gas sold from the lease to third parties and to the company's GPM organization is on a wet basis. Quantities of gas from which NGL have been extracted, attributable to E&P operations, are included on a dry basis.


                                           Dollars Per Unit
Average Sales Prices                 ----------------------------
Crude Oil -- Per Barrel
United States                        $17.41      18.96      14.98
Norway                                19.09      20.92      17.08
United Kingdom                        18.77      21.09      17.17
Africa                                19.25      21.45      17.60
Other areas                           18.50      19.46      16.92
Total foreign                         19.02      20.89      17.16
Worldwide                             18.57      20.28      16.43
-----------------------------------------------------------------

Natural Gas Liquids -- Per Barrel
United States                        $15.14      15.81      11.01
Norway                                10.16       9.59       9.73
-----------------------------------------------------------------

Natural Gas (Lease) -- Per Thousand
  Cubic Feet
United States                        $ 2.33       2.10       1.37
Norway                                 2.57       2.61       2.66
United Kingdom                         3.22       2.92       2.78
Other areas                            1.64       1.27       1.12
Total foreign                          2.63       2.52       2.50
Worldwide                              2.45       2.25       1.77
-----------------------------------------------------------------

                                         1997      1996      1995
                                        -------------------------
Average Production Costs* --
  Per Barrel-of-Oil-Equivalent
United States                           $4.85      4.30      4.19
Norway                                   3.79      3.95      4.30
United Kingdom                           4.74      6.56      7.62
Africa                                   4.45      5.06      3.40
Other areas                              3.71      3.28      4.19
Total foreign                            3.99      4.22      4.36
Worldwide                                4.42      4.26      4.26
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

Acreage at December 31, 1997                   Thousands of Acres
                                               ------------------
                                                 Gross        Net
                                               ------------------
Developed
United States                                    1,563      1,150
Norway                                              45         17
United Kingdom                                     197         69
Africa                                              81         16
Other areas                                        607        268
-----------------------------------------------------------------
                                                 2,493      1,520
=================================================================

Undeveloped
United States                                    2,950      1,771
Norway                                           2,061        505
United Kingdom                                   1,868        612
Africa*                                         43,995     17,635
Canada                                           1,276        324
Other areas                                     21,500     11,505
-----------------------------------------------------------------
                                                73,650     32,352
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.

Net Wells Completed*              Productive             Dry
                               ----------------   ----------------
                               1997  1996  1995   1997  1996  1995
                               ----------------   ----------------
Exploratory
United States                     6     5     4      6    10     8
Norway                            -     -     -      1    **     1
United Kingdom                   **    **     -     **     2    **
Africa                            -     -    **      -     1     1
Other areas                       -     1     4      1     7     3
------------------------------------------------------------------
                                  6     6     8      8    20    13
==================================================================

Development
United States                   121    90    87      7     7     6
Norway                            4     2     2      -     -     -
United Kingdom                   **     3     3      -     -     -
Africa                           **    **    **      -     -     -
Other areas                       5     5    14     **     1     1
------------------------------------------------------------------
                                130   100   106      7     8     7
==================================================================
 *Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.


Wells at Year-End 1997
                                              Productive**
                                      ----------------------------
                        In Progress*       Oil            Gas
                        ------------  -------------   ------------
                        Gross    Net   Gross    Net   Gross    Net
                        ------------  -------------   ------------

United States              48     24  12,978  2,876   5,577  2,919
Norway                      5      2     151     54      33      9
United Kingdom             32      4      17      5      85     19
Africa                      3      1     185     37      11      2
Other areas                11      5     792    250     397    206
------------------------------------------------------------------
                           99     36  14,123  3,222   6,103  3,155
==================================================================
 *Includes wells that have been temporarily suspended.
**Includes 1,373 gross and 551 net multiple completion wells.

o Costs Incurred

                               Millions of Dollars
               ---------------------------------------------------
                        United             United            Other
                Total   States   Norway   Kingdom   Africa   Areas
               ---------------------------------------------------
1997
Acquisition    $  428       29        -         -        -     399
Exploration       307      128       29        54       18      78
Development       774      265      292       140       11      66
------------------------------------------------------------------
               $1,509      422      321       194       29     543
==================================================================

1996
Acquisition    $  139       57        -         -        -      82
Exploration       272      103       25        49       21      74
Development       695      184      345       125       13      28
------------------------------------------------------------------
               $1,106      344      370       174       34     184
==================================================================

1995
Acquisition    $   78       45        -        28        1       4
Exploration       223       87       33        27       22      54
Development       668      233      192       204        6      33
------------------------------------------------------------------
               $  969      365      225       259       29      91
==================================================================


o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring undeveloped oil and gas leaseholds. It includes proved properties of $6 million, $32 million and $27 million in the United States for 1997, 1996 and 1995, respectively, and $28 million in the United Kingdom for 1995. In addition, the 1997 amount in Other Areas includes $317 million for proved properties acquired in Canada, of which $49 million represents the fair value of a property in Canada exchanged for interests in other Canadian properties.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.

o Capitalized Costs

At December 31                    Millions of Dollars
                   -----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                   -----------------------------------------------
1997
Proved properties  $11,346   5,613   2,909    1,661     419    744
Unproved properties    469     230       -       67       4    168
------------------------------------------------------------------
                    11,815   5,843   2,909    1,728     423    912
Accumulated
  depreciation,
  depletion and
  amortization      (6,898) (4,230) (1,440)    (768)   (240)  (220)
------------------------------------------------------------------
                   $ 4,917   1,613   1,469      960     183    692
==================================================================

1996
Proved properties  $10,730   5,375   2,997    1,545     404    409
Unproved properties    397     202       -       58       3    134
------------------------------------------------------------------
                    11,127   5,577   2,997    1,603     407    543
Accumulated
  depreciation,
  depletion and
  amortization       6,701   4,034   1,538      678     226    225
------------------------------------------------------------------
                   $ 4,426   1,543   1,459      925     181    318
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

Discounted Future Net Cash Flows

                                           Millions of Dollars
                          ----------------------------------------------------
                                    United             United            Other
                            Total   States   Norway   Kingdom   Africa   Areas
                          ----------------------------------------------------
1997
Future cash inflows       $29,967   11,346   11,866     3,245    1,731   1,779
Less:
  Future production costs   9,659    4,309    3,439       660      450     801
  Future development costs  2,409      908      703       392       80     326
  Future income tax
    provisions              8,796    1,732    5,565       518      925      56
------------------------------------------------------------------------------
Future net cash flows       9,103    4,397    2,159     1,675      276     596
10 percent annual discount  3,789    2,070      844       525      130     220
------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 5,314    2,327    1,315     1,150      146     376
==============================================================================

1996
Future cash inflows       $42,271   19,847   14,755     3,728    2,580   1,361
Less:
  Future production costs   8,536    3,824    3,194       704      510     304
  Future development costs  2,186      873      820       337       92      64
  Future income tax
    provisions             15,268    4,896    7,957       611    1,577     227
------------------------------------------------------------------------------
Future net cash flows      16,281   10,254    2,784     2,076      401     766
10 percent annual discount  7,392    4,924    1,137       822      190     319
------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 8,889    5,330    1,647     1,254      211     447
==============================================================================

1995
Future cash inflows       $31,155   13,368   11,269     3,376    2,049   1,093
Less:
  Future production costs   8,508    3,988    3,061       689      355     415
  Future development costs  2,437      811    1,133       349       78      66
  Future income tax
    provisions              9,631    2,400    5,284       607    1,272      68
------------------------------------------------------------------------------
Future net cash flows      10,579    6,169    1,791     1,731      344     544
10 percent annual discount  4,619    2,693      695       821      164     246
------------------------------------------------------------------------------
Discounted future
  net cash flows          $ 5,960    3,476    1,096       910      180     298
==============================================================================

Sources of Change in Discounted Future Net Cash Flows

                                           Millions of Dollars
                                       ---------------------------
                                          1997      1996      1995
                                       ---------------------------
Discounted future net cash flows
  at the beginning of the year         $ 8,889     5,960     3,813
------------------------------------------------------------------
Changes during the year
  Revenues less production costs
    for the year                        (2,109)   (2,113)   (1,569)
  Net change in prices and
    production costs                    (7,764)    5,866     2,917
  Extensions, discoveries and
    improved recovery, less
    estimated future costs               1,001     1,061     1,215
  Development costs for the year           774       695       668
  Changes in estimated future
    development costs                     (526)     (311)     (214)
  Purchases of reserves in place,
    less estimated future costs            151        54       108
  Sales of reserves in place,
    less estimated future costs           (101)      (66)      (77)
  Revisions of previous quantity
    estimates                               74      (224)     (113)
  Accretion of discount                  1,541     1,003       668
  Net change in income taxes             3,384    (3,038)   (1,454)
  Other                                      -         2        (2)
------------------------------------------------------------------
Total changes                           (3,575)    2,929     2,147
------------------------------------------------------------------
Discounted future net cash flows
  at year-end                          $ 5,314     8,889     5,960
==================================================================


o The net change in prices and production costs is the beginning-of-the-year reserve-production forecast multiplied by the net annual change in the per-unit sales price and production cost, discounted at 10 percent.

o Purchases and sales of reserves in place, along with extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve quantities for the year multiplied by the end-of-the-year sales prices, less future estimated costs, discounted at 10 percent.

o The accretion of discount is 10 percent of the prior year's discounted future cash inflows, less future production and development costs.

o The net change in income taxes is the annual change in the discounted future income tax provisions.

---------------------------------------------------------------------
Selected Quarterly Financial Data


                 Millions of Dollars
       ----------------------------------------
                      Income
                      Before                           Net        Net
                      Income                        Income     Income
           Sales       Taxes                     Per Share  Per Share
       and Other   and Kenai                Net  of Common  of Common
       Operating     LNG Tax     Net  Operating   Stock --   Stock --
        Revenues  Settlement  Income     Income      Basic    Diluted
       ----------------------------------------  ---------  ---------
1997
First     $3,944         493     227        247        .86        .86
Second     3,709         466     307        214       1.17       1.15
Third      3,844         461     216        247        .82        .81
Fourth     3,713         399     209        203        .79        .79
---------------------------------------------------------------------

1996
First     $3,595         310     695        210       2.65       2.63
Second     3,937         443     221        221        .84        .83
Third      3,852         435     187        208        .71        .70
Fourth     4,347         413     200        252        .76        .75
---------------------------------------------------------------------


In the above table, amounts for net income include certain special items. The impact of such items has been excluded in arriving at net operating income. These special items are shown in the following table.

                                 Special Items by Quarter
                      ----------------------------------------------
                                    Millions of Dollars
                      ----------------------------------------------
                         First      Second       Third      Fourth
                      ----------  ----------  ----------  ----------
                      1997  1996  1997  1996  1997  1996  1997  1996
                      ----------  ----------  ----------  ----------
Kenai LNG tax
  settlement          $  -   565    80     -     3     -    -      -
Property impairments     -   (45)  (11)    -   (25)  (25) (10)  (113)
Net gains on asset
  sales                  -     -     7     5     -     9    9      -
Foreign currency
  gains (losses)       (20)    -     6     -   (12)    2    9     39
Pending claims and
  settlements            -   (28)   16    (1)    2   (13)  (3)    24
Other items              -    (7)   (5)   (4)    1     6    1     (2)
--------------------------------------------------------------------
Total special items   $(20)  485    93     -   (31)  (21)   6    (52)
====================================================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the headings "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 11, 1998, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on pages 26 and 27.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 11, 1998, is incorporated herein by reference:

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 11, 1998, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



---------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 11, 1998, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedule listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 68, are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 130 through 133, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 1997, the registrant did not file any reports on Form 8-K.

                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE II -- VALUATION ACCOUNTS AND RESERVES


                                          Millions of Dollars
                        -----------------------------------------------------
                                       Additions
                          Balance  -----------------                  Balance
                               at  Charged to                              at
Description             January 1     Expense  Other  Deductions  December 31
-----------------------------------------------------------------------------
                                          (a)    (b)
1997
Deducted from asset accounts:
  Allowance for doubtful
    accounts and
    notes receivable        $  20           7      -       8 (c)           19
  Deferred tax asset
    valuation allowance       208          27     (3)      -              232

-----------------------------------------------------------------------------

1996
Deducted from asset accounts:
  Allowance for doubtful
    accounts and
    notes receivable        $  15          12      -       7 (c)           20
  Deferred tax asset
    valuation allowance       155          56     (1)      2              208

-----------------------------------------------------------------------------

1995
Deducted from asset accounts:
  Allowance for doubtful
    accounts and
    notes receivable        $  20           2      -       7 (c)           15
  Deferred tax asset
    valuation allowance       142          10      3       -              155

-----------------------------------------------------------------------------


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

  (ii)       Bylaws of Phillips Petroleum Company, as amended
               effective July 14, 1997 (incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

  4(a)       Indenture dated as of September 15, 1990, between
               Phillips Petroleum Company and First Trust National Association (formerly Continental Bank, National Association), relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011 (incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1996).

   (b)       Indenture dated as of September 15, 1990, as
               supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and First Trust National Association (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001; the 8.86% Notes due May 15, 2022; the 8.49%
               Notes due January 1, 2023; the 7.92% Notes due
               April 15, 2023; the 7.20% Notes due November 1, 2023; and the 6.65% Notes due March 1, 2003.

   (c)       Preferred Share Purchase Rights as described in the
               Rights Agreement dated as of July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K for the year ended December 31,
               1995).

   (d)       Amendment dated May 16, 1990, to the Rights Agreement
               dated July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to
               Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 1996).

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                         Description
-------                        -----------

         The company incurred during 1997 certain long-term debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.


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


Management Contracts and Compensatory Plans or Arrangements

   (d)   1986 Stock Plan of Phillips Petroleum Company.

   (e)   1990 Stock Plan of Phillips Petroleum Company.

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 10(f)   Annual Incentive Compensation Plan of Phillips
           Petroleum Company.

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

   (i)   Phillips Petroleum Company Supplemental Executive
           Retirement Plan (incorporated by reference to Exhibit
           10(i) to Annual Report on Form 10-K for the year ended December 31, 1996).

   (j)   Key Employee Deferred Compensation Plan of Phillips
           Petroleum Company.

   (k)   Non-Employee Director Retirement Plan of Phillips
           Petroleum Company.

   (l)   Omnibus Securities Plan of Phillips Petroleum Company.

   (m) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company.

   (n)   Key Employee Missed Credited Service Retirement Plan of
           Phillips Petroleum Company (incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 1996).

   (o)   Phillips Petroleum Company Stock Plan for Non-Employee
           Directors.

 12      Computation of Ratio of Earnings to Fixed Charges.

 21      List of Subsidiaries of Phillips Petroleum Company.

 23      Consent of Independent Auditors.

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 27(a)   Financial Data Schedule.

   (b) Restated Financial Data Schedules (restated to reflect the adoption of Financial Accounting Standards Board
           (FASB) Statement No. 128, "Earnings per Share," for the 1997 interim periods).

   (c) Restated Financial Data Schedules (restated to reflect the adoption of FASB Statement No. 128, for the years
           1995 and 1996, and the interim periods of 1996).

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1997 (to be filed by amendment pursuant to Rule 15d-21).

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1997 (to be filed by amendment pursuant to Rule 15d-21).

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1997 (to be filed by amendment pursuant to Rule 15d-21).


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

                                 PHILLIPS PETROLEUM COMPANY


                                    /s/ W. W. Allen
February 23, 1998            ----------------------------------
                                        W. W. Allen
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on February 23, 1998.


        Signature                            Title
        ---------                            -----


    /s/ W. W. Allen
---------------------------    Chairman of the Board of Directors
        W. W. Allen               and Chief Executive Officer
                                 (Principal executive officer)

    /s/ T. C. Morris
---------------------------           Senior Vice President
        T. C. Morris               and Chief Financial Officer
                                  (Principal financial officer)

   /s/ Rand C. Berney
---------------------------       Vice President and Controller
       Rand C. Berney             (Principal accounting officer)

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


 /s/ James B. Edwards
---------------------------                 Director
     James B. Edwards


 /s/ Larry D. Horner
---------------------------                 Director
     Larry D. Horner


/s/ Randall L. Tobias
---------------------------                 Director
    Randall L. Tobias


/s/ Victoria J. Tschinkel
---------------------------                 Director
    Victoria J. Tschinkel