Form 10-Q
period 1998-03-31
PHILLIPS PETROLEUM CO
filed 1998-05-14
CIK 78214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ---------------------------------------------

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

The registrant had 261,049,066 shares of common stock, $1.25 par value, outstanding at April 30, 1998.

                   PART I. FINANCIAL INFORMATION

-----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1998         1997
                                              -------------------
Revenues
Sales and other operating revenues            $3,093        3,944
Equity in earnings of affiliated companies        26           30
Other revenues                                   135           20
-----------------------------------------------------------------
    Total Revenues                             3,254        3,994
-----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               1,698        2,455
Production and operating expenses                555          514
Exploration expenses                              50           40
Selling, general and administrative expenses     144          161
Depreciation, depletion and amortization         231          183
Taxes other than income taxes                     65           74
Interest expense                                  46           54
Preferred dividend requirements of
  subsidiary and capital trusts                   13           20
-----------------------------------------------------------------
    Total Costs and Expenses                   2,802        3,501
-----------------------------------------------------------------
Income before income taxes                       452          493
Provision for income taxes                       209          266
-----------------------------------------------------------------
Net Income                                    $  243          227
=================================================================

Net Income Per Share of Common Stock
  Basic                                       $  .93          .86
  Diluted                                        .92          .86
-----------------------------------------------------------------

Dividends Paid                                $  .34          .32
-----------------------------------------------------------------

Average Common Shares Outstanding
    (in thousands)
  Basic                                      262,256      263,532
  Diluted                                    264,367      265,805
-----------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1998           1997*
                                          -----------------------
Assets
Cash and cash equivalents                  $   194            163
Accounts and notes receivable (less
  allowances: 1998 -- $18; 1997 -- $19)      1,562          1,717
Inventories                                    527            500
Deferred income taxes                          135            168
Prepaid expenses and other current assets      157            100
-----------------------------------------------------------------
    Total Current Assets                     2,575          2,648
Investments and long-term receivables          980            964
Properties, plants and equipment (net)      10,173         10,022
Deferred income taxes                           85             82
Deferred charges                               151            144
-----------------------------------------------------------------
Total                                      $13,964         13,860
=================================================================

Liabilities
Accounts payable                           $ 1,436          1,546
Notes payable and long-term debt due
  within one year                               99            234
Accrued income and other taxes                 478            365
Other accruals                                 251            300
-----------------------------------------------------------------
    Total Current Liabilities                2,264          2,445
Long-term debt                               2,929          2,775
Accrued dismantlement, removal and
  environmental costs                          714            713
Deferred income taxes                        1,296          1,257
Employee benefit obligations                   448            436
Other liabilities and deferred credits         775            770
-----------------------------------------------------------------
Total Liabilities                            8,426          8,396
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trusts I and II                      650            650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock -- 500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                383            383
      Capital in excess of par               2,046          2,031
    Treasury stock (at cost:
      1998 -- 15,898,754 shares;
      1997 -- 14,000,882 shares)              (839)          (752)
    Compensation and Benefits Trust (CBT)
      (at cost: 1998 -- 29,125,863 shares;
      1997 -- 29,200,000 shares)              (987)          (989)
Foreign currency translation adjustments        (8)            (8)
Unearned employee compensation -- Long-
  Term Stock Savings Plan (LTSSP)             (332)          (342)
Retained earnings                            4,625          4,491
-----------------------------------------------------------------
Total Common Stockholders' Equity            4,888          4,814
-----------------------------------------------------------------
Total                                      $13,964         13,860
=================================================================
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               1998          1997
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 243           227
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                            231           183
      Dry hole costs and leasehold impairment    12             8
      Deferred taxes                             51            84
      Other                                      29            42
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                150             -
      Decrease in other accounts and notes
        receivable                                2           247
      Decrease (increase) in inventories        (28)           17
      Increase in prepaid expenses and other
        current assets                          (54)          (23)
      Decrease in accounts payable             (112)         (239)
      Increase in taxes and other accruals      117            92
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       641           638
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (416)         (378)
Proceeds from asset dispositions                 12             6
Long-term advances to affiliates and
  other investments                              (6)          (11)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (410)         (383)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                330             -
Repayment of debt                              (311)         (232)
Purchase of company common stock               (106)            -
Issuance of common stock                          7             4
Issuance of company-obligated mandatorily
  redeemable preferred securities                 -           350
Dividends paid on common stock                  (89)          (84)
Other                                           (31)          (47)
-----------------------------------------------------------------
Net Cash Used for Financing Activities         (200)           (9)
-----------------------------------------------------------------

Increase in Cash and Cash Equivalents            31           246
Cash and cash equivalents at beginning
  of period                                     163           615
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 194           861
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1 -- Interim Financial Information

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


Note 2 -- Accounting Changes

Comprehensive Income

Effective January 1, 1998, the company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. The only such item currently applicable to Phillips is foreign currency translation adjustments.

During the first quarters of 1998 and 1997, total comprehensive income was $243 million and $201 million, respectively. The adoption of this Statement had no impact on the company's net income, cash flow or common stockholders' equity.

Segments

The company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The adoption of this Statement did not result in a change in the composition of the company's operating segments, or in the previously reported net income for each segment.

Full interim disclosures are not required by Statement No. 131 until the first quarter of 1999.

Note 3 -- Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1998           1997
                                          -----------------------

Crude oil and petroleum products              $169            156
Chemical products                              265            254
Materials, supplies and other                   93             90
-----------------------------------------------------------------
                                              $527            500
=================================================================


Note 4 -- Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1998           1997
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $21,742         21,426
Less accumulated depreciation,
  depletion and amortization                11,569         11,404
-----------------------------------------------------------------
                                           $10,173         10,022
=================================================================


Note 5 -- Debt

In March 1998, the company issued $300 million of 7.125%
Debentures due March 15, 2028, in the public market.

At March 31, 1998, no amounts were outstanding under the company's revolving bank credit facility or commercial paper program. Under the Phillips Petroleum Company Norway
$300 million revolving credit facility, $170 million was outstanding.


Note 6 -- Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 1998 and 1997, were 46 and 54 percent, respectively. The decrease was due mainly to a greater proportion of domestic earnings in the current period, which are generally taxed at a lower rate.

Note 7 -- Contingencies

In the case of all known contingencies, the company accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance or other third party recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

As facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of clean-up costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

Tax -- The company has a number of issues outstanding with the Internal Revenue Service (IRS) related to tax years 1987 through 1992 that are expected to be resolved this year as a result of the favorable outcome in 1996 of the Kenai LNG tax case related to the company's sales of LNG from Kenai, Alaska. A favorable resolution of these issues would have a positive effect on net income and cash flow of up to $125 million while an unfavorable one would not impact the company's net income or cash position. All outstanding issues with the IRS for years prior to 1987 have been resolved.

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


Note 8 -- Cash Flow Information

Cash payments for the three-month periods ended March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1998           1997
                                              -------------------
Cash Payments
Interest
  Debt                                         $53             50
  Taxes and other                                3              5
-----------------------------------------------------------------
                                               $56             55
=================================================================

Income taxes                                   $ 7             46
-----------------------------------------------------------------


Note 9 -- Environmental Cost Recovery

During the first quarter of 1998, as part of a comprehensive environmental cost recovery project, the company entered binding settlement agreements with certain of the company's historical liability insurers in exchange for certain releases or commutations of their liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $106 million, $69 million after-tax, and expects to collect this amount in the second quarter of 1998.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "may," "plan," or "plans," "scheduled," "would," "could," "should," "perceives," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 27.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 1998, is based on a comparison with the corresponding period in 1997.

A summary of the company's consolidated net income, by business segment, follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997*
                                              -------------------
Exploration and Production (E&P)                $ 93          202
Gas Gathering, Processing and Marketing (GPM)     19           28
Refining, Marketing and Transportation (RM&T)     29           18
Chemicals                                         75           63
Corporate and Other                               27          (84)
-----------------------------------------------------------------
Net Income                                      $243          227
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

Consolidated Results

Net income included the following special items on an after-tax basis:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
                                              -------------------

Pending claims and settlements                   $66            -
Foreign currency gains (losses)                    6          (20)
-----------------------------------------------------------------
Total special items                              $72          (20)
=================================================================


The company's net operating income, by business segment, follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
                                              -------------------

E&P                                             $ 98          202
GPM                                               19           28
RM&T                                              29           18
Chemicals                                         75           63
Corporate and Other                              (50)         (64)
-----------------------------------------------------------------
Net operating income                            $171          247
=================================================================


The 31 percent decrease in net operating income is primarily attributable to lower results from the company's E&P segment, due to significant decreases in crude oil and natural gas sales prices. Lower natural gas and natural gas liquids sales prices also reduced earnings in the GPM business line. These lower upstream results were partially offset by improved operating performance from the company's RM&T and Chemicals segments, whose earnings increased 61 and 19 percent, respectively.

                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
Phillips at a Glance                          -------------------

U.S. crude oil production (MBD)                   64           67
Worldwide crude oil production (MBD)             250          214
U.S. natural gas production (MMCFD)              991        1,087
Worldwide natural gas production (MMCFD)       1,602        1,520
Worldwide natural gas liquids
  production (MBD)                               177          161
Liquefied natural gas sales (MMCFD)              143          130
Refinery utilization rate (%)                     94           83
U.S. automotive gasoline sales (MBD)             300          329
U.S. distillates sales (MBD)                     130          128
Worldwide petroleum products sales (MBD)         657          690
Natural gas liquids processed (MBD)              225          208
Ethylene production (MMlbs)*                     833          720
Polyethylene production (MMlbs)*                 563          506
Polypropylene production (MMlbs)*                113          110
Paraxylene production (MMlbs)                    188           20
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues decreased 22 percent in the first quarter of 1998, reflecting lower sales prices for petroleum products, crude oil and natural gas. These same factors also accounted for the 31 percent decrease in purchase costs.

Equity in earnings of affiliated companies decreased 13 percent in the first quarter of 1998, primarily as a result of lower earnings from the company's 50 percent interest in a refinery in Teesside, England. Other revenues increased $115 million, primarily due to recoveries from certain of the company's historical liability and pollution insurers related to claims made as a part of a comprehensive environmental cost recovery project.

After adjustment for special items, controllable costs -- primarily production and operating expenses and selling, general and administrative expenses -- increased 6 percent in the first quarter of 1998. Higher production and operating costs in the E&P segment, due to new volumes from J-Block and Armada in the U.K. North Sea, higher well maintenance costs in the Norwegian North Sea, and a favorable cost adjustment related to Nigerian operations in the first quarter of 1997, led to the overall increase in company controllable expenses. The increase in E&P was partially offset by decreased costs in RM&T, which experienced lower maintenance-turnaround and utility expenses.

Exploration expenses increased 25 percent in the first quarter of 1998, reflecting increased geological and geophysical exploratory activity, as well as higher foreign dry hole expenses.

Depreciation, depletion and amortization increased 26 percent in the first quarter of 1998, primarily the result of full production from J-Block, which came online in mid-1997, and the E&P acquisition in the Zama/Virgo (Zama) area of Canada, which was completed in late 1997.

Taxes other than income taxes decreased 12 percent in the first quarter of 1998, as lower E&P sales prices and U.S. production volumes resulted in a decrease in production taxes.

Interest expense decreased 15 percent in the first quarter of 1998, primarily due to higher capitalized interest associated with the Ekofisk II development in the Norwegian North Sea. Preferred dividend requirements were 35 percent lower, reflecting the redemption of Phillips Gas Company's preferred stock in December 1997.

Segment Results

E&P
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $93          202
Less special items                                (5)           -
-----------------------------------------------------------------
Net operating income                             $98          202
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
Crude oil (per barrel)
    United States                             $12.20        19.95
    Foreign                                    13.99        21.05
    Worldwide                                  13.55        20.72
Natural gas -- lease
  (per thousand cubic feet)
    United States                               1.98         2.60
    Foreign                                     2.56         2.69
    Worldwide                                   2.25         2.64
-----------------------------------------------------------------

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological and geophysical                       $36           31
Leasehold impairment                               5            6
Dry holes                                          7            2
Lease rentals                                      2            1
-----------------------------------------------------------------
                                                 $50           40
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude oil produced
  United States                                   64           67
  Norway                                         116           96
  United Kingdom                                  27            5
  Nigeria                                         22           24
  China                                           14           18
  Canada                                           7            4
-----------------------------------------------------------------
                                                 250          214
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1998         1997
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural gas liquids produced
  United States                                    3            4
  Norway                                           8            7
  Other areas                                      6            1
-----------------------------------------------------------------
                                                  17           12
=================================================================

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Natural gas produced
  United States (less gas equivalent
    of liquids shown above)                      991        1,087
  Norway*                                        266          280
  United Kingdom*                                254          105
  Canada                                          91           48
-----------------------------------------------------------------
                                               1,602        1,520
=================================================================
*Dry basis.

Liquefied natural gas sales                      143          130
-----------------------------------------------------------------


E&P's net operating income in the first quarter of 1998 decreased substantially over the corresponding quarter in 1997. Phillips' worldwide crude oil sales price averaged $13.55 per barrel in the first quarter of 1998, 35 percent lower than the first quarter of 1997. Industry crude oil prices fell sharply during the first quarter of 1998, driven by rising OPEC production, mild winter weather and weakening Asian economies. In addition, the company's worldwide natural gas sales price was 15 percent lower. The impact of lower product sales prices was partially offset by increased production volumes attributable to the J-Block and Armada fields in the U.K. North Sea, higher crude oil production from the Norwegian North Sea, and higher crude oil and natural gas production in Canada.

U.S. E&P
--------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
                                              -------------------
Operating Income
Reported net income                             $ 59          126
Less special items                                (3)           -
-----------------------------------------------------------------
Net operating income                            $ 62          126
=================================================================


Net operating income decreased 51 percent in the company's U.S. E&P operations, as a result of crude oil prices that were $7.75 per barrel lower than the first quarter of 1997. In addition, natural gas sales prices were 24 percent lower.

U.S. crude oil production was 4 percent lower than the first quarter of 1997. Continued declines in the Prudhoe Bay, Alaska, and Point Arguello, offshore California, fields, as well as lower production from various fields in the Gulf of Mexico, were partially offset by increased production from the Mahogany subsalt field in the Gulf of Mexico.

U.S. natural gas production declined 9 percent, reflecting lower production of coal-seam gas, and lower production from various fields in the Gulf of Mexico.

The only special item in the first quarter of 1998 was a contingency accrual.


Foreign E&P
-----------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
                                              -------------------
Operating Income
Reported net income                              $34           76
Less special items                                (2)           -
-----------------------------------------------------------------
Net operating income                             $36           76
=================================================================


Net operating income from the company's foreign E&P operations decreased 53 percent in the first quarter of 1998, reflecting significantly lower crude oil sales prices, as well as lower natural gas sales prices. The impact of lower prices was partially offset by increased production in the North Sea and Canada.

Foreign crude oil production increased 27 percent in the first quarter of 1998, driven by volumes from J-Block and Armada in the U.K. North Sea, higher production in the Norwegian North Sea, and higher volumes in Canada as a result of the Zama area acquisition in late 1997. Foreign natural gas production increased
41 percent, mainly due to J-Block, Armada and the Zama acquisition.

Special items in the first quarter of 1998 included foreign currency transaction losses.


GPM
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $19           28
Less special items                                 -            -
-----------------------------------------------------------------
Net operating income                             $19           28
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)                   $ 2.09         2.69
U.S. natural gas liquids
  (per barrel -- unfractionated)               10.12        14.34
-----------------------------------------------------------------

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Operating Statistics
Natural gas purchases
  Outside Phillips                             1,348        1,347
  Phillips                                       156          163
-----------------------------------------------------------------
                                               1,504        1,510
=================================================================

Raw gas throughput                             1,915        2,011
-----------------------------------------------------------------

Residue gas sales
  Outside Phillips                               981        1,004
  Phillips                                        62           58
-----------------------------------------------------------------
                                               1,043        1,062
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural gas liquids net production
  From Phillips E&P leasehold gas                 15           15
  From gas purchased outside Phillips            145          134
-----------------------------------------------------------------
                                                 160          149
=================================================================

GPM's net operating income decreased 32 percent in the first quarter of 1998, as lower natural gas liquids and residue gas sales prices tightened margins. Natural gas liquids sales prices were 29 percent lower than a year ago, while residue gas sales prices declined 22 percent. Industry residue gas sales prices were lower than a year ago due to reduced demand resulting from warmer-than-normal winter weather.

Raw gas throughput volumes declined 5 percent in the first quarter of 1998, reflecting field production declines in the Austin Chalk area of south central Texas. Natural gas liquids production increased 7 percent, as a result of an expansion of the Spraberry plant in West Texas, and an overall improvement in operating consistency.

RM&T
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997*
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $29           18
Less special items                                 -            -
-----------------------------------------------------------------
Net operating income                             $29           18
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices (per gallon)
Automotive gasoline -- wholesale                $.51          .70
Automotive gasoline -- retail                    .67          .84
Distillates                                      .46          .66
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
U.S. refinery crude oil
  Capacity                                       355          345
  Crude runs                                     335          286
  Capacity utilization (percent)                  94%          83
Natural gas liquids fractionation
  Capacity                                       252          250
  Processed                                      225          208
  Capacity utilization (percent)                  89%          83
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline -- wholesale             253          281
    Automotive gasoline -- retail                 37           36
    Aviation fuels                                29           25
    Distillates                                  130          128
    Natural gas liquids (fractionated)            72           97
    Other products                                30           11
-----------------------------------------------------------------
                                                 551          578
  Foreign                                         33           43
-----------------------------------------------------------------
                                                 584          621
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.


RM&T's net operating income increased 61 percent in the first quarter of 1998, reflecting improved refinery results, due mainly to higher gasoline and distillates margins and volumes. In addition, controllable costs at the company's refineries were lower than a year ago, as a result of lower maintenance and utility expenses.

Although the rated capacity of the company's refineries was raised from 345,000 barrels per day to 355,000 barrels per day in the first quarter, capacity utilization increased to 94 percent, as the refineries improved their operating consistency during the quarter.

Results from RM&T's marketing business were lower than a year ago, mainly the result of lower distillates margins and higher controllable expenses, resulting from an increase in the number of company-operated retail service stations.


Chemicals
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997*
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $75           63
Less special items                                 -            -
-----------------------------------------------------------------
Net operating income                             $75           63
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

                                              Millions of Pounds
                                              Except as Indicated
Operating Statistics                          -------------------
Production*
  Ethylene                                       833          720
  Polyethylene                                   563          506
  Propylene                                      133          116
  Polypropylene                                  113          110
  Paraxylene                                     188           20
  Cyclohexane (millions of gallons)               48           33
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


The Chemicals segment's net operating income increased 19 percent in the first quarter of 1998, as a result of higher aromatics margins and volumes at the company's Puerto Rico Core petrochemical facility, as well as higher ethylene and polyethylene production volumes. These items were partially offset by lower olefins margins -- mainly ethylene.

At Core, cyclohexane margins were higher than in the first quarter of 1997, while production volumes were much higher for paraxylene. The Core facility was shut-in during most of the first quarter of 1997 due to a paraxylene expansion project.

Corporate and Other
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1998         1997
                                              -------------------
Operating Results
Reported Corporate and Other                    $ 27          (84)
Less special items                                77          (20)
-----------------------------------------------------------------
Adjusted Corporate and Other                    $(50)         (64)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                       $(25)         (18)
Net interest                                     (30)         (30)
Preferred dividend requirements                  (10)         (17)
Other                                             15            1
-----------------------------------------------------------------
Adjusted Corporate and Other                    $(50)         (64)
=================================================================


Corporate general and administrative expenses were higher than a year ago, reflecting higher salaries, benefits and incentive compensation costs.

Net interest represents interest income and expense, net of capitalized interest. Net interest was unchanged in the first quarter of 1998, as higher capitalized interest was offset by lower interest income resulting from lower cash balances.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital Trusts I and II. Preferred dividend requirements were lower in the first quarter of 1998 due to the redemption of the Phillips Gas Company preferred stock in late 1997.

Other consists primarily of the company's insurance operations, along with income tax items and other items that are not directly associated with the operating segments on a stand-alone basis. These results were improved over the same period last year, as a result of the receipt of dividends from certain industry insurance companies in which Phillips has an ownership interest.

Special items in the first quarter of 1998 included insurance recoveries related to a comprehensive environmental cost recovery project, as well as foreign currency transaction gains. Special items in the first quarter of 1997 represented non-cash foreign currency transaction losses. These foreign currency transaction gains and losses are due primarily to the revaluing of intercompany receivables.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      1998         1997      1997
                                  -------------------------------
Current ratio                          1.1          1.1       1.2
Total debt                          $3,028        3,009     2,896
Preferred stock of subsidiary       $    -            -       345
Company-obligated mandatorily
  redeemable preferred securities   $  650          650       650
Common stockholders' equity         $4,888        4,814     4,390
Percent of total debt to capital*       35%          36        35
Percent of floating-rate debt
  to total debt                         21%          30        16
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations for the first quarter of 1998 was approximately the same as that for the first quarter of 1997.
Net operating income decreased $76 million, or 31 percent from first quarter 1997 to first quarter 1998. This decrease, combined with an increase in inventories, was more than offset by the sale of $150 million of receivables under the company's receivables monetization program.

In March 1998, the company issued $300 million of 7.125% Debentures due March 15, 2028, in the public market, leaving $200 million available under the company's shelf registration filed with the U.S. Securities and Exchange Commission.

The company is pursuing its previously announced stock repurchase program to buy back up to $500 million of its common stock by year-end 1998. Through May 13, 1998, approximately
$138 million worth of shares had been repurchased. The company also has a $150 million stock repurchase program expiring December 31, 1999. Under the two programs, the company has repurchased approximately $220 million worth of shares.

During the first three months of 1998, cash increased
$31 million. Cash provided by operating activities, combined with the previously mentioned $300 million issuance of debentures, was used to retire $311 million of revolving debt, fund the company's capital expenditure program, and purchase $106 million of the company's common stock under the previously mentioned stock repurchase programs.

At March 31, 1998, no amounts were outstanding under the company's revolving bank credit facility or commercial paper program. Under the Phillips Petroleum Company Norway
$300 million revolving credit facility, $170 million was outstanding.


Capital Expenditures and Investments

                                     Millions of Dollars
                            -------------------------------------
                                               Three Months Ended
                                                    March 31
                                               ------------------
                            Estimated 1998     1998          1997
                            --------------     ------------------

E&P                             $1,001         $268           215
GPM                                 90           13            43
RM&T                               343           63            49
Chemicals                          281           56            57
Corporate and Other                 74           16            14
-----------------------------------------------------------------
                                $1,789         $416           378
=================================================================
United States                   $1,050         $232           229
Foreign                            739          184           149
-----------------------------------------------------------------
                                $1,789         $416           378
=================================================================


E&P's capital expenditures and investments for the three months ended March 31, 1998, increased $53 million, 25 percent, over the same period in 1997. This increase is primarily attributable to the development of the Zama area in Canada and the Tyonek prospect in the North Cook Inlet of Alaska, as well as development projects in the Gulf of Mexico.

The Ekofisk II project to replace the majority of the facilities in the existing Ekofisk complex was 96 percent complete at March 31, 1998, on time and under budget. Some of the existing facilities that are to continue in operation after the start-up of Ekofisk II in 1998 will be impacted by the continuing subsidence in the Ekofisk area, and studies are in progress to determine what future actions are necessary with regard to these facilities. Future costs related to subsidence of the existing facilities are not expected to materially impact the financial position of the company.

Offshore construction activity related to the waterflood project for the Eldfisk field, also in the Ekofisk area of the Norwegian North Sea, is scheduled to commence in June 1998. The project will involve the construction of a new unmanned platform, modifications to existing platforms, laying of new pipelines, and an extensive drilling program. Development drilling is expected to begin in mid-1999. The platform, scheduled to start up in early 2000, would be controlled from an existing manned Eldfisk platform.

In the United Kingdom, a development well from the Maureen platform, drilled to extend production from the field, was a dry hole. It is now expected that production from Maureen will cease in 1999 or 2000. Phillips continues its effort to find another user for the Maureen platform and is also reviewing other refloat and disposal options. The current financial provision for decommissioning is expected to be sufficient for any option currently being considered.

In the North Cook Inlet of Alaska, the drilling of the first of two planned development wells for the Tyonek prospect was recently completed. Engineering design continues for a planned crude oil pipeline and production facilities to be constructed on the existing Tyonek platform, from which Phillips currently produces gas used as feedstock at the Kenai LNG facility.
Initial crude oil production is expected in mid-1999.

An exploratory appraisal well is currently being drilled at the Mahogany field, offshore Louisiana. The purpose of this well is to locate additional reserves in the northern area of existing production zones. A fifth development well, the Mahogany A-4, was completed earlier in the year and more than doubled field production to slightly under 20,000 gross barrels of oil per day. An additional development well and recompletions of existing producing wells are also planned this year to enhance production from the field. Phillips is operator and holds a 37.5 percent working interest in Mahogany. In addition, a sub-sea well completion and tie-in of the Agate field to the Mahogany production platform is under way. Initial gross production of 3,400 barrels of oil per day and 20 million cubic feet of gas per day are expected from Agate beginning in mid-1998. Phillips is operator and holds a 50 percent working interest in Agate.

GPM's capital expenditures and investments for the first quarter of 1998 were substantially lower than those of the same period in 1997, primarily because the 1997 period included a major gathering asset acquisition.

The company continued its retail marketing expansion during the first quarter of 1998, with the purchase of 12 retail outlets in the Dallas, Texas, area, and the opening of one new outlet.
Since the expansion program began, the company has acquired
36 retail outlets, opened 33 new ones, and razed and rebuilt
16 others. Both new outlets and those that are razed and rebuilt utilize the new Kicks 66 convenience store design. Also during the first quarter of 1998, the company sold six retail units in non-strategic areas.

In April, the company's Board of Directors approved the construction of a 36,000 barrels-per-day continuous catalyst regeneration reformer at the Sweeny, Texas, refinery and petrochemical complex. The new catalytic reformer will convert a higher percentage of plant yield to higher-margin petrochemicals. This project is now scheduled to commence in early 1999, with completion scheduled for mid-2000.

In March, the company purchased interests in an El Paso, Texas, terminal and pipeline system, which allows Phillips to transport petroleum products to El Paso, and Tucson and Phoenix, Arizona.

Construction of a 148-mile pipeline to connect the Seaway
Pipeline system to the company's existing Midwest distribution system near Wichita, Kansas, was completed in March 1998. This will allow the company to transport gasoline and distillates from the Gulf Coast to the growing Midwest market. Commercial operation is scheduled to begin in May 1998.

In China, the design and construction of a 220 million-pounds-per-year polyethylene plant near Shanghai is complete, and start-up is expected in second quarter 1998.


Year 2000 Update

Phillips' company-wide Year 2000 Project is proceeding on schedule. The project is addressing the issue of computer programs being unable to distinguish between the year 1900 and the year 2000. In 1995, Phillips began a worldwide business systems replacement project with systems that primarily use programs from SAP America, Inc. (SAP) and for certain E&P operations, Oracle Corporation (Oracle). The new systems are expected to make most of the company's business computer systems Year 2000 compliant and are scheduled for completion by mid-1999. Remaining business programs are expected to be made compliant through the Year 2000 Project, by the vendors who supply the programs, or will be retired. Plans detailing the tasks and resources required to ensure process control and instrumentation Year 2000 readiness by the end of 1998 are expected to be in place by the end of the second quarter. The company is continuing the process of identifying and prioritizing critical third parties and customers, and following up with them concerning their plans and progress in addressing the Year 2000 problem. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position.

An unexpected failure to have corrected a Year 2000 problem could result in an interruption in certain normal business activities or operations. However, with the implementation of new business systems and completion of its Year 2000 Project, the company believes that significant interruptions will not be encountered.


Contingencies

Legal and Tax Matters

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

At year-end 1997, Phillips reported 43 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, no sites have been resolved or added. Of these 43 sites, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At seven sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven other sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 16 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At March 31, 1998, accruals of $6 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $68 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $4 million for other environmental contingent liabilities, for total environmental accruals of $78 million. No one site represents more than 10 percent of the total.

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

During first quarter 1998, as part of a comprehensive environmental cost recovery project, the company entered binding settlement agreements with certain of the company's historical liability and pollution insurers in exchange for certain releases or commutations of their liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $106 million and expects to collect this amount in the second quarter of 1998. At this time, the company is progressing with negotiations with several other historical insurers. These negotiations may result in Phillips' receipt of additional settlement amounts. The ultimate amount, if any; the terms of the settlements; and the timing of recoveries from these other insurers remains uncertain.

OUTLOOK

In early April 1998, the company filed legal proceedings in the District Court of Harris County, Texas, against Union Pacific Railroad Company alleging that Union Pacific's merger with Southern Pacific Transportation Company has resulted in Union Pacific's being unable to provide timely, reasonable or reliable rail transportation service to Phillips' Houston Chemical Complex and Sweeny refinery.

In January 1999, several European countries will begin operating with a single currency, the Euro, starting the process of completely replacing their national currencies during the next three and one-half years. This European Monetary Union will affect many of the business and financial functions for companies operating in these countries. The previously mentioned worldwide business systems replacement project is expected to position the company for the introduction of the Euro and no significant economic impact is anticipated.

The Ekofisk and outlying fields are expected to be closed for approximately 20 days during third quarter 1998 for the tie-in of the Ekofisk II development. The downtime will result in lower oil, gas, and NGL production, but no significant impact to third quarter net income is expected.

Crude oil prices in second quarter 1998 are being influenced by the level of OPEC production, the strength inherent in gasoline markets, and the extent of Iraqi exports. OPEC met in late March and announced a reduction in output in response to prices falling to levels not seen since late 1993.

Phillips operates in three countries where cutbacks in production have been announced. In conjunction with the OPEC-announced reduction in output, Norway has voluntarily implemented measures to cut back crude oil production on the Norwegian continental shelf by 3 percent for the remainder of 1998. The Phillips-operated Ekofisk area fields in License PL018 will be affected, but oil production will only be curtailed 3 percent during the last four months of 1998. Nigeria has agreed to cut back oil production 6 percent, effective April 1, 1998. This reduction affects leases operated on behalf of the company under a joint operating agreement with Nigerian Agip Oil Company. However, anticipated 1998 annual production from these leases falls within the limits allowed under the revised production arrangements. Venezuela, an OPEC member, has also agreed to cut back oil production, but foreign companies operating there have not been asked to curtail production. The company anticipates production from Venezuela in second quarter 1998. Based on the above information, the company does not expect the economic impact of the production curtailments in any of the three countries to be significant.

The company has a number of issues outstanding with the Internal Revenue Service (IRS) related to tax years 1987 through 1992 that are expected to be resolved this year as a result of the favorable outcome in 1996 of the Kenai LNG tax case related to the company's sales of LNG from Kenai, Alaska. A favorable resolution of these issues would have a positive effect on net income and cash flow of up to $125 million while an unfavorable one would not impact the company's net income or cash position. All outstanding issues with the IRS for years prior to 1987 have been resolved.


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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to the company's ability to obtain agreements from co-venturers or partners, and governments; engage drilling, construction and other contractors; obtain economical and timely financing; as well as geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; and foreign and United States laws, including tax laws.

  o Plans for the construction, modernization or debottlenecking of domestic and foreign refineries and chemical plants, and the timing of production from such plants are subject to approval from the company's and/or subsidiaries' Boards of Directors; loan or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of building, environmental and other permits; and the availability of specialized contractors and work force. Production and delivery of the company's products are subject to worldwide prices and demand for the products; availability of raw materials; and the availability of transportation in the form of pipelines, railcars, trucks or ships.

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

  o Estimates of proved reserves, raw natural gas supplies, project cost estimates, and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the U.S. Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements.

  o The dates on which the company believes the Year 2000 Project will be completed and the SAP and Oracle business computer systems will be implemented are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties.

                   PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12  Computation of Ratio of Earnings to Fixed Charges.

27  Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended March 31, 1998, the company did not file any reports on Form 8-K.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHILLIPS PETROLEUM COMPANY




                                     /s/ Rand C. Berney
                               ----------------------------------
                                         Rand C. Berney
                                 Vice President and Controller
                                  (Chief Accounting and Duly
                                      Authorized Officer)


May 13, 1998