Form 10-K405/A
period 1997-12-31
PHILLIPS PETROLEUM CO
filed 1998-06-29
CIK 78214

FORM 10-K/A


                         Amendment No. 1


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 1997
                         ----------------------------------------

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

  4(a)   Indenture dated as of September 15, 1990, between
           Phillips Petroleum Company and U.S. Bank Trust National Association, as successor to Continental Bank, National Association, relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011 (incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31,
           1996).

   (b) Indenture dated as of September 15, 1990, as supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and U.S. Bank Trust National Association, as successor to Continental Bank, National Association, relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001; the 8.86% Notes due May 15, 2022; the 8.49%
           Notes due January 1, 2023; the 7.92% Notes due
           April 15, 2023; the 7.20% Notes due November 1, 2023; and the 6.65% Notes due March 1, 2003.*

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


Management Contracts and Compensatory Plans or Arrangements

   (d)   1986 Stock Plan of Phillips Petroleum Company.*

   (e)   1990 Stock Plan of Phillips Petroleum Company.*

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 10(f)   Annual Incentive Compensation Plan of Phillips
           Petroleum Company.*

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

   (m) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company.*

   (n)   Key Employee Missed Credited Service Retirement Plan of
           Phillips Petroleum Company (incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 1996).

   (o)   Phillips Petroleum Company Stock Plan for Non-Employee
           Directors.*

 12      Computation of Ratio of Earnings to Fixed Charges.*

 21      List of Subsidiaries of Phillips Petroleum Company.*

 23      Consent of Independent Auditors.*

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 27(a)   Financial Data Schedule.*

   (b) Restated Financial Data Schedules (restated to reflect the adoption of Financial Accounting Standards Board
           (FASB) Statement No. 128, "Earnings per Share," for the 1997 interim periods).*

   (c) Restated Financial Data Schedules (restated to reflect the adoption of FASB Statement No. 128, for the years
           1995 and 1996, and the interim periods of 1996).*

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1997.

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1997.

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1997.

*Filed with the original Annual Report on Form 10-K for the year ended December 31, 1997.


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

June 24, 1998