Form 10-Q
period 1998-06-30
PHILLIPS PETROLEUM CO
filed 1998-08-12
CIK 78214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               ---------------------------------------------

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

The registrant had 258,384,526 shares of common stock, $1.25 par value, outstanding at July 31, 1998.

                     PART I. FINANCIAL INFORMATION



---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months       Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      1998     1997     1998     1997
                                    ---------------------------------
Revenues
Sales and other operating revenues $2,964 3,709 6,057 7,653 Equity in earnings of affiliated
  companies                             24       35       50       65
Other revenues                          12       19      147       39
---------------------------------------------------------------------
    Total Revenues                   3,000    3,763    6,254    7,757
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     1,617    2,228    3,315    4,683
Production and operating expenses      517      538    1,072    1,052
Exploration expenses                    49       75       99      115
Selling, general and
  administrative expenses              139      135      283      296
Depreciation, depletion and
  amortization                         252      189      483      372
Taxes other than income taxes           60       62      125      136
Interest expense                        34       49       80      103
Preferred dividend requirements
  of subsidiary and capital trusts      13       21       26       41
---------------------------------------------------------------------
    Total Costs and Expenses         2,681    3,297    5,483    6,798
---------------------------------------------------------------------
Income before income taxes and
  Kenai LNG tax settlement             319      466      771      959
Kenai LNG tax settlement                 -       76        -       76
---------------------------------------------------------------------
Income before income taxes             319      542      771    1,035
Provision for income taxes             161      235      370      501
---------------------------------------------------------------------
Net Income                          $  158      307      401      534
=====================================================================

Net Income Per Share of Common
  Stock
    Basic                           $  .61     1.17     1.54     2.03
    Diluted                            .60     1.15     1.52     2.01
---------------------------------------------------------------------

Dividends Paid                      $  .34      .34      .68      .66
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                          260,383  263,343  261,314  263,437
    Diluted                        262,715  265,363  263,507  265,568
---------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1998            1997*
                                          -----------------------
Assets
Cash and cash equivalents                 $   130             163
Accounts and notes receivable (less
  allowances: 1998 -- $18; 1997 -- $19)     1,427           1,717
Inventories                                   611             500
Deferred income taxes                         129             168
Prepaid expenses and other current assets     131             100
-----------------------------------------------------------------
    Total Current Assets                    2,428           2,648
Investments and long-term receivables         984             964
Properties, plants and equipment (net)     10,309          10,022
Deferred income taxes                          88              82
Deferred charges                              144             144
-----------------------------------------------------------------
Total                                     $13,953          13,860
=================================================================

Liabilities
Accounts payable                          $ 1,475           1,546
Notes payable and long-term debt due
  within one year                             106             234
Accrued income and other taxes                333             365
Other accruals                                279             300
-----------------------------------------------------------------
    Total Current Liabilities               2,193           2,445
Long-term debt                              3,024           2,775
Accrued dismantlement, removal and
  environmental costs                         720             713
Deferred income taxes                       1,351           1,257
Employee benefit obligations                  462             436
Other liabilities and deferred credits        712             770
-----------------------------------------------------------------
Total Liabilities                           8,462           8,396
-----------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips Capital Trusts I and II         650             650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock -- 500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                               383             383
      Capital in excess of par              2,049           2,031
    Treasury stock (at cost:
      1998 -- 18,132,203 shares;
      1997 -- 14,000,882 shares)             (948)           (752)
    Compensation and Benefits Trust (CBT)
      (at cost: 1998 -- 29,125,863 shares;
      1997 -- 29,200,000 shares)             (987)           (989)
Foreign currency translation adjustments      (23)             (8)
Unearned employee compensation -- Long-
  Term Stock Savings Plan (LTSSP)            (323)           (342)
Retained earnings                           4,690           4,491
-----------------------------------------------------------------
Total Common Stockholders' Equity           4,841           4,814
-----------------------------------------------------------------
Total                                     $13,953          13,860
=================================================================
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                1998         1997
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $  401          534
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                             483          372
      Dry hole costs and leasehold
        impairment                                25           48
      Deferred taxes                             108          153
      Tax settlement receivable                    -         (102)
      J-Block settlement                           -          161
      Other                                       12           63
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                 200            -
      Decrease in other accounts
        and notes receivable                      85          199
      Increase in inventories                   (112)         (54)
      Increase in prepaid expenses
        and other current assets                 (20)          (6)
      Decrease in accounts payable               (76)        (264)
      Increase (decrease) in taxes
        and other accruals                         3          (11)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities      1,109        1,093
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                      (842)        (772)
Proceeds from asset dispositions                  24           17
Long-term advances to affiliates and
  other investments                               (8)         (12)
-----------------------------------------------------------------
Net Cash Used for Investing Activities          (826)        (767)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                 416            3
Repayment of debt                               (302)        (263)
Purchase of company common stock                (215)         (20)
Issuance of company common stock                  10            6
Issuance of company-obligated mandatorily
  redeemable preferred securities                  -          350
Dividends paid on common stock                  (178)        (174)
Other                                            (47)         (69)
-----------------------------------------------------------------
Net Cash Used for Financing Activities          (316)        (167)
-----------------------------------------------------------------

Increase (Decrease) in Cash and
  Cash Equivalents                               (33)         159
Balance at beginning of period                   163          615
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  130          774
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1 -- Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Phillips Petroleum Company (hereinafter referred to as "Phillips" or the "company") considers necessary for a fair presentation of the consolidated financial position of the company and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature.


Note 2 -- Accounting Changes

Comprehensive Income

Effective January 1, 1998, the company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such item currently applicable to Phillips is foreign currency translation adjustments.

Total comprehensive income for the second quarter and the first six months of 1998 was $143 million and $386 million, respectively, compared with $294 million and $495 million for each of the same periods a year ago. The adoption of this Statement had no impact on the company's net income, cash flow or common stockholders' equity.

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

Note 3 -- Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1998            1997
                                          -----------------------

Crude oil and petroleum products             $225             156
Chemical products                             288             254
Materials, supplies and other                  98              90
-----------------------------------------------------------------
                                             $611             500
=================================================================


Note 4 -- Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1998            1997
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $22,074          21,426
Less accumulated depreciation,
  depletion and amortization               11,765          11,404
-----------------------------------------------------------------
                                          $10,309          10,022
=================================================================


Note 5 -- Impairments

During second quarter 1998, the company recorded impairments totaling $20 million after-tax. In E&P, less than anticipated drilling and production results and downward reserve revisions on certain properties in the Gulf of Mexico resulted in impairments totaling $15 million after-tax. The fair market value of these properties was determined using the present value of expected future cash flows, resulting in before-tax charges totaling
$23 million to depreciation, depletion and amortization expense. In Chemicals, a facility targeted for closure or sale was written down to salvage value, resulting in a $7 million charge to depreciation, depletion and amortization expense ($5 million after-tax).


Note 6 -- Debt

On July 6, 1998, the company issued $300 million of 6.65%
Debentures due July 15, 2018, in the public market. This is in addition to the $300 million of 7.125% Debentures due March 15, 2028, issued in first quarter 1998.

At June 30, 1998, no amounts were outstanding under the company's revolving bank credit facility, but $37 million in commercial paper and $270 million of the Phillips Petroleum Company Norway
$300 million revolving credit facility were outstanding.


Note 7 -- Kenai LNG Tax Settlement

Final resolution of all outstanding issues for years 1983 through 1986 was achieved in second quarter 1997 with the Internal Revenue Service (IRS) as a result of the favorable outcome in 1996 of the Kenai LNG tax case related to the company's sales of liquefied natural gas from Kenai, Alaska. The refunds increased second quarter 1997 net income by $80 million. The company also has a number of issues outstanding with the IRS related to tax years 1987 through 1992, further discussed in Note 9 -- Contingencies.


Note 8 -- Income Taxes

The company's effective tax rates for the second quarter and the first six months of 1998 were 50 and 48 percent, respectively, compared with 43 and 48 percent for each of the same periods a year ago. Excluding the effect of the favorable resolution of outstanding issues with the IRS for 1983 through 1986 as discussed in Note 7, the effective rates for the second quarter and first six months of 1997 would have been 51 and 53 percent, respectively. The resulting decrease in the 1998 effective tax rates was due mainly to a greater proportion of domestic earnings in the current periods, which are generally taxed at a lower rate.


Note 9 -- Contingencies

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

Note 10 -- Cash Flow Information

Cash payments and non-cash investing and financing activities for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1998           1997
                                              -------------------
Cash payments
Interest
  Debt                                        $ 98            106
  Taxes and other                                5             13
-----------------------------------------------------------------
                                              $103            119
=================================================================

Income taxes                                  $267            376
-----------------------------------------------------------------

Non-Cash Financing and Investing Activities
Accrued repurchase of company common stock    $  9              -
Stock awards issued under incentive
  compensation plans                             7              5
Change in market value of investments            9              8
Deferred payment obligation to purchase
  property, plant and equipment                  8              -
-----------------------------------------------------------------


Note 11 -- Environmental Cost Recovery

During the first six months of 1998, as part of a comprehensive environmental cost recovery project, the company entered into settlement agreements with certain of its historical liability and pollution insurers in exchange for releases or commutations of their present and future liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $109 million, $71 million after-tax. At June 30, 1998, $105 million had been collected.


Note 12 -- Favorable Court Ruling

In May 1998, Phillips received a favorable ruling from the Alabama Supreme Court, which reversed a 1996 jury award of $27 million to plaintiffs in Washington County, Alabama. The plaintiffs, about 50 landowners, had sued Phillips in 1992, claiming the company had drained oil and gas properties adjacent to Phillips' Chatom, Alabama, oil and gas unit. A before-tax contingency accrual of $33 million, including interest, was reversed in second quarter 1998, favorably impacting earnings.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "may," "plan," or "plans," "scheduled," "would," "could," "should," "perceives," "anticipate," "estimate," "designed," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 36.


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and six-month periods ending June 30, 1998, are based on a comparison with the corresponding periods in 1997.


A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1998          1997*  1998        1997*
                            ------------------   ----------------
Exploration and Production
  (E&P)                     $ 73           124    166         326
Gas Gathering, Processing
  and Marketing (GPM)         12            22     31          50
Refining, Marketing and
  Transportation (RM&T)       77            62    106          80
Chemicals                     43            71    118         134
Corporate and Other          (47)           28    (20)        (56)
-----------------------------------------------------------------
Net income                  $158           307    401         534
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

Consolidated Results

Net income included the following special items on an after-tax basis:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1998          1997   1998        1997
                            ------------------   ----------------

Property impairments        $(20)          (11)   (20)        (11)
Kenai LNG tax settlement       -            80      -          80
Net gain on asset sales        3             7      3           7
Foreign currency gains
  (losses)                   (11)            6     (5)        (14)
Pending claims and
  settlements                 34            16    100          16
Other items                    -            (5)     -          (5)
-----------------------------------------------------------------
Total special items         $  6            93     78          73
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1998          1997   1998        1997
                            ------------------   ----------------

E&P                         $ 76           126    174         328
GPM                           12            13     31          41
RM&T                          74            63    103          81
Chemicals                     49            72    124         135
Corporate and Other          (59)          (60)  (109)       (124)
-----------------------------------------------------------------
Net operating income        $152           214    323         461
=================================================================


This quarter's net operating income was adversely affected by two significant factors: a $5.31 per barrel drop in Phillips' average worldwide crude oil price and a 45 percent decline in the company's ethylene margin. However, improved refining margins, increased production volumes across most major product lines, and a continued emphasis on cost control helped support the company's earnings in this difficult business environment.

The decline in net operating income for the six-month period primarily resulted from lower crude oil and natural gas prices, as well as lower ethylene margins. Partially offsetting these factors was an improved performance in RM&T, driven by higher refinery production volumes.

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
Phillips at a Glance         1998         1997    1998       1997
                            ------------------   ----------------

U.S. crude oil
  production (MBD)             64           69      64         68
Worldwide crude oil
  production (MBD)            245          230     247        222
U.S. natural gas
  production (MMCFD)          967        1,019     979      1,053
Worldwide natural gas
  production (MMCFD)        1,458        1,403   1,530      1,461
Worldwide natural gas
  liquids production (MBD)    179          169     178        165
Liquefied natural gas
  sales (MMCFD)               102          101     122        116
Refinery utilization
  rate (%)                     94           95      94         89
U.S. automotive gasoline
  sales (MBD)*                325          356     312        342
U.S. distillates
  sales (MBD)                 127          125     129        126
Worldwide petroleum
  products sales (MBD)*       681          685     669        688
Natural gas liquids
  processed (MBD)             229          197     229        203
Ethylene
  production (MMlbs)**        825          730   1,658      1,450
Polyethylene
  production (MMlbs)**        578          477   1,141        983
Polypropylene
  production (MMlbs)**        119          116     232        226
Paraxylene
  production (MMlbs)          194          138     382        158
-----------------------------------------------------------------
 *Includes certain sales by the Chemicals segment.
**Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues decreased over 20 percent in both the second quarter and first six months of 1998, reflecting lower sales prices for crude oil and petroleum products. These same factors also accounted for 27 and 29 percent declines in purchase costs in the second quarter and six-month period of 1998, respectively. The company is a net purchaser of crude oil to supply its refineries, and of petroleum products to supply its wholesale and retail distribution outlets.

Equity in earnings of affiliated companies was lower in both the second quarter and six-month period of 1998, primarily because lower ethylene margins resulted in a decrease in the earnings of the 50 percent-owned Sweeny Olefins Limited Partnership. Other revenues decreased 37 percent in the second quarter of 1998, mainly due to a decrease in interest income resulting from the company's lower cash balances in 1998. For the six-month period, other revenues increased $108 million, primarily due to recoveries from certain of the company's historical liability and pollution insurers related to claims made as a part of a comprehensive environmental cost recovery project, partially offset by lower interest income.

After adjustment for special items, controllable costs -- primarily production and operating expenses, and selling, general and administrative expenses -- increased slightly in the second quarter of 1998 and 3 percent for the six-month period. These small increases in costs accompany higher production volumes across most major product lines, reflecting the company's commitment to control costs while increasing volumes and pursuing growth opportunities.

Exploration costs declined 35 and 14 percent in the second quarter and first six months of 1998, respectively. Dry hole charges were lower in both 1998 periods, partially offset by increased geological and geophysical exploratory costs.

Depreciation, depletion and amortization increased 33 and 30 percent in the second quarter and six-month period of 1998, respectively. Both periods reflect the result of full production from J-Block in the U.K. North Sea, which came on-line in mid-1997, and the E&P acquisition in the Zama area of Canada, which was completed in late 1997. In addition, property impairments were taken on two E&P producing properties in the Gulf of Mexico in the second quarter of 1998.

Taxes other than income taxes decreased 3 and 8 percent in the second quarter and first six months of 1998, respectively, as lower U.S. E&P sales prices and production resulted in a decrease in production taxes.

Interest expense decreased 31 and 22 percent in the second quarter and six-month period of 1998, respectively. Both periods benefited from reversals of the interest portion of previously accrued contingencies in the second quarter of 1998. Preferred dividend requirements were lower in both 1998 periods, reflecting the redemption of Phillips Gas Company's preferred stock in December 1997.

Segment Results

E&P
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1998        1997    1998       1997
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income            $73         124     166        326
Less special items              (3)         (2)     (8)        (2)
-----------------------------------------------------------------
Net operating income           $76         126     174        328
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States           $10.68       16.81   11.44      18.35
    Foreign                  13.07       18.13   13.54      19.50
    Worldwide                12.45       17.76   13.01      19.16
Natural gas -- lease (per
  thousand cubic feet)
    United States             1.96        1.90    1.97       2.26
    Foreign                   2.46        2.69    2.51       2.69
    Worldwide                 2.18        2.19    2.22       2.42
-----------------------------------------------------------------

                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
Geological and geophysical     $33          32      69         63
Leasehold impairment             7           5      12         11
Dry holes                        6          35      13         37
Lease rentals                    3           3       5          4
-----------------------------------------------------------------
                               $49          75      99        115
=================================================================

                                  Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude Oil Produced
  United States                 64          69      64         68
  Norway                       119         110     117        103
  United Kingdom                21          11      24          9
  Nigeria                       20          23      21         23
  China                         13          13      14         15
  Canada                         8           4       7          4
-----------------------------------------------------------------
                               245         230     247        222
=================================================================

Natural Gas Liquids Produced
  United States                  3           4       3          4
  Norway                         7           7       8          7
  Other areas                    5           3       5          2
-----------------------------------------------------------------
                                15          14      16         13
=================================================================

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1998        1997    1998       1997
                            ------------------   ----------------
                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)               967       1,019     979      1,053
  Norway*                      249         290     258        285
  United Kingdom*              146          51     200         78
  Canada                        96          43      93         45
-----------------------------------------------------------------
                             1,458       1,403   1,530      1,461
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                        102         101     122        116
-----------------------------------------------------------------


E&P's net operating income decreased substantially in the second quarter and first six months of 1998, reflecting a continued weakening of industry crude oil prices in the second quarter. Industry production continued to outpace a declining rate of demand growth, which has been slowed by the Asian economic crisis. Phillips' worldwide average crude oil price in June declined to $11.51 per barrel, the company's lowest monthly average since 1986.

Partially offsetting the negative impact of depressed crude oil prices was increased crude oil and natural gas production in the U.K. North Sea and Canada, and crude oil production in the Norwegian North Sea.

U.S. E&P
--------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1998         1997    1998       1997
                            ------------------   ----------------
Operating Income
Reported net income           $50           91     109        217
Less special items              2           14      (1)        14
-----------------------------------------------------------------
Net operating income          $48           77     110        203
=================================================================


Net operating income decreased 38 and 46 percent in the company's U.S. E&P operations for the second quarter and first six months of 1998, respectively. Lower crude oil sales prices were primarily responsible, with the company's average U.S. sales price 36 and 38 percent lower in the second quarter and year-to-date period, respectively. In addition, crude oil and natural gas production volumes were lower in both periods of 1998, as were liquefied natural gas sales prices. These negative factors were partially offset in both periods by lower exploration expenses.

U.S. crude oil production in the second quarter of 1998 was 7 percent lower than the corresponding quarter in 1997, reflecting production declines in several areas, including the Prudhoe Bay, Alaska, and Point Arguello, offshore California, fields. These production declines were partially offset by increased production from the Mahogany subsalt field in the Gulf of Mexico.

U.S. natural gas production declined 5 percent in the second quarter of 1998, primarily due to lower production of coal-seam gas and lower production from various fields in the Gulf of Mexico.

Special items in the second quarter of 1998 included a reversal of a previously accrued contingency related to producing properties in Alabama, which was mostly offset by impairments taken on two producing properties in the Gulf of Mexico. The June year-to-date period also included a contingency accrual. Special items in the second quarter and first six months of 1997 consisted of a net after-tax gain on asset sales of $7 million and a reversal of a contingent liability of $7 million after-tax.

Foreign E&P
-----------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1998          1997   1998        1997
                            ------------------   ----------------
Operating Income
Reported net income          $23            33     57         109
Less special items            (5)          (16)    (7)        (16)
-----------------------------------------------------------------
Net operating income         $28            49     64         125
=================================================================


Net operating income from the company's foreign E&P operations decreased 43 and 49 percent in the second quarter and first six months of 1998, respectively. In both periods, lower crude oil and natural gas sales prices were partially offset by production increases in the North Sea and Canada. In addition, exploration expenses were higher in the 1998 year-to-date period.

Foreign crude oil production volumes increased 12 percent in the second quarter of 1998, compared with the second quarter of 1997, primarily due to production from J-Block in the U.K. North Sea, which came on-line in mid-1997, as well as increased production from the Norwegian North Sea. Foreign natural gas production increased 28 percent, mainly due to J-Block, as well as the Armada field in the U.K. North Sea, which came on-line in the fourth quarter of 1997. Crude oil and natural gas production volumes were higher in Canada as well, due to the Zama area acquisition completed in late 1997.

Special items in the second quarter and first six months of 1998 included foreign currency transaction losses. Special items in the second quarter and first six months of 1997 consisted of a property impairment of two U.K. North Sea fields totaling
$11 million, after-tax, as well as foreign currency losses.

GPM
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1998        1997    1998       1997
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income            $12          22      31         50
Less special items               -           9       -          9
-----------------------------------------------------------------
Net operating income           $12          13      31         41
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 2.08        1.95    2.08       2.33
U.S. natural gas liquids
  (per barrel --
  unfractionated)             9.41       11.48    9.76      12.88
-----------------------------------------------------------------

                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips           1,326       1,377   1,337      1,362
  Phillips                     152         156     154        159
-----------------------------------------------------------------
                             1,478       1,533   1,491      1,521
=================================================================

Raw Gas Throughput           1,893       2,000   1,904      2,005
-----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips             943         983     962        993
  Phillips                      54          51      58         55
-----------------------------------------------------------------
                               997       1,034   1,020      1,048
=================================================================

                                 Thousands of Barrels Daily
                            -------------------------------------
Natural Gas Liquids Net
  Production
    From Phillips E&P
      leasehold gas             15          15      15         15
    From gas purchased
      outside Phillips         149         140     147        137
-----------------------------------------------------------------
                               164         155     162        152
=================================================================


GPM's net operating income decreased 8 and 24 percent in the second quarter and six-month period of 1998, respectively. In both periods, lower natural gas liquids (NGL) sales prices were partially offset by increased sales volumes of NGL. NGL sales prices generally followed the decline in crude oil prices in the first six months of 1998, though the percentage decrease was not as sharp as that experienced by crude oil.

Raw gas throughput volumes declined 5 percent in the second quarter of 1998, reflecting field production declines in the Austin Chalk area of south central Texas. However, NGL production volumes increased, due to improved plant efficiencies and operating consistency.

Residue gas prices were 7 percent higher in the second quarter of 1998, compared with the same quarter last year. Although industry gas storage levels remained higher than a year ago, warmer-than-normal summer weather helped support prices, as natural gas was used for marginal electricity generation. For the six-month period, GPM's residue gas prices were 11 percent lower than the corresponding 1997 period, primarily due to the reduced demand in the first quarter of 1998 resulting from warmer-than-normal winter weather.

Special items in the second quarter and six-month period of 1997 consisted of the settlement of a contingency.

RM&T
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1998          1997*  1998        1997*
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income          $77            62    106          80
Less special items             3            (1)     3          (1)
-----------------------------------------------------------------
Net operating income         $74            63    103          81
=================================================================

                                     Dollars per Gallon
                            -------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                 $.54           .66    .53         .68
  Retail                     .68           .82    .67         .83
Distillates                  .45           .59    .46         .63
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
U.S. Refinery Crude Oil
  Capacity                   355           345    355         345
  Crude runs                 332           327    333         307
  Capacity utilization
    (percent)                 94%           95     94          89
Natural gas liquids
  fractionation
    Capacity                 252           250    252         250
    Processed                229           197    229         203
    Capacity utilization
      (percent)               91%           79     91          81
-----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline
        Wholesale            274           305    263         293
        Retail                38            38     38          37
      Aviation fuels          33            29     31          27
      Distillates            127           125    129         126
      Natural gas liquids
        (fractionated)        60            68     66          82
      Other products          29            12     29          13
-----------------------------------------------------------------
                             561           577    556         578
    Foreign                   45            44     39          44
-----------------------------------------------------------------
                             606           621    595         622
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

RM&T's net operating income increased 17 and 27 percent in the second quarter and first six months of 1998, respectively. In both periods, the increase in earnings was due to improved results from the company's U.S. refineries. Although wholesale gasoline and distillates sales prices were 18 and 24 percent lower in the second quarter of 1998, respectively, the feedstock cost of crude oil declined 31 percent, leading to improved gasoline and distillates margins. Lower feedstock costs also benefited other refinery products margins as well.

In the six-month period of 1998, the refineries' crude oil throughput volumes were 8 percent higher, due in part to a scheduled maintenance turnaround at the company's Sweeny, Texas, refinery in the first quarter of 1997, as well as a power interruption there in the second quarter of 1997. This improved operating consistency in 1998 contributed to higer refining sales volumes and operating income. This was partially offset by lower earnings from the wholesale marketing business, which experienced lower distillates margins and incurred higher costs related to marketing incentive programs.

Special items in the second quarter and first six months of 1998 consisted of gains from the sales of certain non-strategic retail service stations. Special items in the second quarter and first six months of 1997 included certain costs associated with the Sweeny power outage.

Chemicals
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1998          1997*   1998       1997*
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income          $43            71     118        134
Less special items            (6)           (1)     (6)        (1)
-----------------------------------------------------------------
Net operating income         $49            72     124        135
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

                                     Millions of Pounds
                                     Except as Indicated
                            -------------------------------------
Operating Statistics
Production**
  Ethylene                   825           730   1,658      1,450
  Polyethylene               578           477   1,141        983
  Propylene                  139           112     272        228
  Polypropylene              119           116     232        226
  Paraxylene                 194           138     382        158
  Cyclohexane (millions
    of gallons)               50            41      98         74
-----------------------------------------------------------------
**Includes Phillips' share of equity affiliates' production.


The Chemicals segment's net operating income decreased 32 and 8 percent in the second quarter and first six months of 1998, respectively. Lower ethylene margins were the primary cause for the reduced earnings in both periods, lowering results from both the company's 100 percent-owned units and the company's
50 percent interest in Sweeny Olefins Limited Partnership.
Excess industry capacity and weak global demand, due in part to the Asian economic crisis, have depressed product margins in the commodity chemicals industry. Lower polyethylene margins also negatively impacted both periods, while higher sales volumes of ethylene and polyethylene served to partially mitigate the effect of the lower margins.

Shanghai Golden Phillips, a joint venture between Phillips and Shanghai Petrochemical Company, completed construction of a polyethylene plant in China. Nominal production from the 220 million-pounds-per-year facility began in the second quarter.
Phillips owns a 40 percent interest.

Special items in the second quarter and first six months of 1998 included foreign currency losses and an impairment taken on a facility that will be closed. Special items in the second quarter and first six months of 1997 consisted primarily of work force reduction charges.

Corporate and Other
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1998          1997   1998        1997
                            ------------------   ----------------
Operating Results
Reported Corporate and
  Other                     $(47)           28    (20)        (56)
Less special items            12            88     89          68
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(59)          (60)  (109)       (124)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $(12)          (15)   (37)        (33)
Net interest                 (32)          (28)   (62)        (58)
Preferred dividend
  requirements               (11)          (18)   (21)        (35)
Other                         (4)            1     11           2
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(59)          (60)  (109)       (124)
=================================================================


Corporate general and administrative expenses were 20 percent lower in the second quarter of 1998, primarily due to lower benefit-related costs. In the six-month period of 1998, corporate general and administrative expenses were up 12 percent, reflecting higher salaries, benefits and incentive compensation costs.

Net interest represents interest income and expense, net of capitalized interest. In both the second quarter and year-to-date period of 1998, net interest was higher primarily because of lower interest income -- the result of the company carrying a smaller cash balance in 1998, compared with 1997.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital Trusts I and II. Preferred dividend requirements were lower in the second quarter and six-month period of 1998 due to the redemption of the Phillips
Gas Company preferred stock in late 1997.

Other consists primarily of the company's insurance operations, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. In the second quarter of 1998, results for Other were lower due mainly to tax-related items. In the six-month period, the results from Other increased, as a result of the receipt of dividends from certain industry insurance companies in which Phillips has an ownership interest, partially offset by higher tax-related items.

Special items in the second quarter of 1998 included favorable contingency-related settlements or accrual reversals, partially offset by foreign currency losses. The six-month period also included insurance recoveries related to a comprehensive environmental cost recovery project. Special items in the second quarter of 1997 consisted primarily of an $80 million favorable resolution of U.S. income tax issues covering the years 1983 through 1986, related primarily to income from the company's Kenai liquefied natural gas facility. In addition, the second quarter and year-to-date period included non-cash foreign currency transaction gains and losses, respectively, due to the revaluing of intercompany receivables.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                         Millions of Dollars
                                    -----------------------------
                                         At           At       At
                                    June 30  December 31  June 30
                                       1998         1997     1997
                                    -----------------------------
Current ratio                           1.1          1.1      1.3
Total debt                           $3,130        3,009    2,869
Preferred stock of subsidiary        $    -            -      345
Company-obligated mandatorily
  redeemable preferred securities    $  650          650      650
Common stockholders' equity          $4,841        4,814    4,586
Percent of total debt to capital*        36%          36       34
Percent of floating-rate debt
  to total debt                          23%          30       15
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations for the six-month period ending June 30, 1998, was approximately the same as that for the same period in 1997. However, excluding the $161 million cash impact of the favorable resolution with Enron Europe Limited in the first half of 1997 concerning J-Block gas production, cash from operations increased $177 million. Net operating income decreased
$138 million, or 30 percent, in the first six months of 1998, compared with the first six months of 1997. However, this decrease was more than offset by the receipt of $105 million resulting from settlements pursuant to the comprehensive environmental cost recovery project, and the sale of $200 million of receivables under the company's receivables monetization program.

In March 1998, the company issued $300 million of 7.125% Debentures due March 15, 2028, in the public market, leaving
$200 million available under the company's 1994 shelf registration of debt securities. Also, $100 million remained under the company's 1996 shelf registration for trust preferred securities and subordinated debt securities. In May 1998, Phillips filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for $700 million of various types of debt and equity securities, and securities convertible into either. This registration statement became effective June 5, 1998. Securities to be issued under the universal shelf registration statement can be combined by prospectus with the previously mentioned $300 million of securities remaining under earlier shelf registrations. As a result, the company could issue and sell a total of $1 billion of the various types of securities available under the universal shelf registration statement. On July 6, 1998, the company issued

$300 million of 6.65% Debentures due July 15, 2018, in the public market, leaving $700 million of securities available.

The company is pursuing its previously announced stock repurchase program to buy back up to an additional $500 million of its common stock by year-end 1998. Through August 7, 1998, approximately $267 million worth of shares had been repurchased. The company also has a $150 million stock repurchase program expiring December 31, 1999. Under the two programs, the company has repurchased approximately $347 million worth of shares.

During the first six months of 1998, cash decreased $33 million. Cash provided by operating activities, combined with the issuance of $112 million of revolving debt and the previously mentioned $300 million of 7.125% debentures, was used to retire $274 million of revolving debt, pay $28 million to retire the first of two LTSSP bank loans, fund the company's capital expenditure program, and purchase $215 million of the company's common stock under the previously mentioned stock repurchase programs.

In July 1998, the company entered into a $36 million operating lease covering four corporate planes. This lease supersedes the $75 million master leasing arrangement entered into during 1997.

At June 30, 1998, no amounts were outstanding under the company's revolving bank credit facility of $1.5 billion, but $37 million in commercial paper and $270 million of the Phillips Petroleum
Company Norway $300 million revolving credit facility were outstanding.


Capital Expenditures and Investments

                              Millions of Dollars
              ----------------------------------------------------
                              Three Months Ended  Six Months Ended
                                   June 30             June 30
                              ------------------  ----------------
              Estimated 1998  1998          1997  1998        1997
              --------------  ------------------  ----------------

E&P               $1,101       273           251   541         466
GPM                   82        16            16    29          59
RM&T                 297        42            56   105         105
Chemicals            261        66            52   122         109
Corporate
  and Other          101        29            19    45          33
------------------------------------------------------------------
                  $1,842       426           394   842         772
==================================================================

United States     $1,056       227           237   459         466
Foreign              786       199           157   383         306
------------------------------------------------------------------
                  $1,842       426           394   842         772
==================================================================

E&P's capital expenditures and investments for the six months ended June 30, 1998, increased $75 million, 16 percent, over the same period in 1997. This increase is primarily attributable to the development of the Zama area in Canada and the Renee, Rubie and Janice fields in the U.K. North Sea; and development programs in Venezuela.

The Ekofisk II project to replace the majority of the facilities in the existing Ekofisk complex was 98.5 percent complete at June 30, 1998, on time and under budget. The offshore hotel platform, one of the existing facilities that are to continue in operation after the start-up of Ekofisk II in 1998, will be impacted by continuing subsidence in the Ekofisk area. Studies are in progress to determine what future actions are necessary with regard to this facility; the cost of which is not expected to materially impact the financial position of the company. Also, in the Greater Ekofisk Area of the Norwegian North Sea, offshore construction activity related to the waterflood project for the Eldfisk field has commenced. Development drilling is expected to begin in mid-1999. The platform, scheduled to start up in early 2000, would be controlled from an existing manned Eldfisk platform.

In the North Cook Inlet of Alaska, the drilling of a second development well is under way on the Tyonek project. The results of this well and additional reservoir analysis will help determine the commercial potential of the project. Depending upon the results of the commercial evaluation, some financial impairment of this asset could be required. The current book investment is approximately $100 million. Engineering design continues for a planned crude oil pipeline and production facilities to be constructed on the existing Tyonek platform, from which Phillips currently produces gas used as feedstock at the Kenai liquefied natural gas (LNG) facility. Initial crude oil production is scheduled for late-1999.

An exploratory appraisal well recently drilled at the Mahogany field, offshore Louisiana, was successful and has begun production. An additional development well and recompletions of existing producing wells are also planned to enhance production from the field. Phillips is operator and holds a 37.5 percent working interest in Mahogany. In addition, a sub-sea well completion and tie-in of the Agate field to the Mahogany production platform has been completed and is in production. Initial gross production has been 3,000 barrels of oil per day and 20 million cubic feet of gas per day. Phillips is operator and holds a 50 percent working interest in Agate.

GPM's capital expenditures and investments for the six months of 1998 were substantially lower than those of the same period in 1997, primarily because the 1997 period included a major gathering asset acquisition.

RM&T continued its retail marketing expansion during the first six months of 1998, with the purchase of 12 retail outlets in the Dallas, Texas, area, and the opening of six new outlets. Since the expansion program began, the company has acquired 36 retail outlets, opened 37 new ones, and razed and rebuilt 17 others. Both new outlets and those that are razed and rebuilt utilize the new Kicks 66 convenience store design. Also during the first six months of 1998, the company sold 33 retail units in non-strategic areas.

In first quarter 1998, the company purchased interests in an El Paso, Texas, terminal and pipeline system, which allows Phillips to transport petroleum products to El Paso, and Tucson and Phoenix, Arizona.

Construction of a 148-mile pipeline to connect the Seaway Pipeline system to the company's existing Midwest distribution system near Wichita, Kansas, was completed in first quarter 1998. Commercial operation began in May 1998 and allows the company to transport gasoline and distillates from the Gulf Coast to the growing Midwest market.

In April, the company's Board of Directors approved the construction of a 36,000 barrels-per-day continuous catalyst regeneration reformer at the Sweeny, Texas, refinery and petrochemical complex. The new catalytic reformer is designed to convert a higher percentage of plant yield to higher-margin petrochemicals. This project is now scheduled to commence in early 1999, with completion scheduled for mid-2000.

On August 7, 1998, Phillips announced that commercial production of metallocene compounds had begun at a new facility at the Phillips Research Center in Bartlesville, Oklahoma. Metallocene compounds are used to produce catalysts for the production of high-, medium- and linear low-density polyethylenes. The plant's current annual capacity is expected to meet Phillips' and its licensees' projected yearly demand through at least the year 2000.


New Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance.
The company expects to adopt the new Statement effective
January 1, 2000. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


Year 2000 Update

General
-------

Phillips' company-wide Year 2000 Project (Project) is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1995, in order to improve access to business information through common, integrated computing systems across the company, Phillips began a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP) and, for certain E&P operations, Oracle Corporation (Oracle). The new systems, which are expected to make approximately 70 percent of the company's business computer systems Year 2000 compliant, are scheduled for completion by mid-1999. Implementation of the SAP programs is on schedule and approximately 48 percent complete. Implementation of the Oracle programs is approximately 55 percent complete, but behind schedule. The company has developed a contingency plan to make the programs that are scheduled to be replaced by the Oracle programs Year 2000 compliant. A decision to implement the contingency plan is expected to be made by the end of third quarter 1998. Remaining business software programs are expected to be made Year 2000 compliant through the Year 2000 Project, including those supplied by vendors, or they will be retired. None of the company's other information technology (IT) projects have been delayed due to the implementation of the Year 2000 Project.

Project
-------

Phillips' Project is divided into four major sections -- Infrastructure, Applications Software (Infrastructure and Applications Software are sometimes collectively referred to as "IT Systems"), third-party suppliers and customers (External Agents), and process control and instrumentation (PC&I). The company has engaged Ernst & Young LLP (EY) to assist in the program management of the Project and in the conversion and testing of certain non-compliant application software code. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items;
(3) assessing the Year 2000 compliance of items determined to be material to the company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant;
(5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location.

At June 30, 1998, the inventory and priority assessment phases of each section of the Project had been completed. Material items are those believed by the company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues. The testing phases of the Project are being performed by the company.

The Infrastructure section consists of hardware and systems software other than Applications Software. This section is on schedule, and the company estimates that approximately 50 percent of the activities related to the section had been completed at June 30, 1998. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for the section is scheduled to commence in third quarter 1998. All Infrastructure activities are expected to be completed by January 31, 1999.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The company estimates that the software conversion phase was more than 60 percent complete at June 30, 1998, and the remaining conversions are on schedule to be completed by mid-1999. The testing phase of this section, scheduled for completion by mid-1999, is ongoing. The vendor software replacements and upgrades are somewhat behind schedule; however, the company estimates that replacements and upgrades will be completed on schedule by mid-1999. The testing phase is conducted as the software is replaced and is also scheduled to be completed by mid-1999. Contingency planning for this section is scheduled to begin in third quarter 1998 and be completed by mid-1999.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled in the fourth quarter of 1998, with completion by mid-1999. The company estimates that this section was on schedule at June 30, 1998. The process of evaluating these external agents will commence in third quarter

1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999.

Plans detailing the tasks and resources required for the PC&I section are in place. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the company. The company estimates that 75 percent of the PC&I equipment will be ready by year-end 1998, with some work to be completed in 1999 because of turnaround schedules. This section is on schedule and the company believes that the repair and testing of PC&I equipment is approximately 30 percent complete, with all repair and testing scheduled to be completed by year-end 1999. Contingency planning for this section is scheduled to begin in third quarter 1998 and be completed by year-end 1999.

Costs
-----

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The estimated total cost of the Year 2000 Project is approximately $58 million. This estimate does not include Phillips' potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The total amount expended on the Project through June 30, 1998, was $20 million, of which approximately $15 million related to the cost to repair or replace software and related hardware problems, approximately $4 million related to the cost of replacing non-compliant PC&I equipment, and approximately $1 million related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $38 million -- $14 million to repair or replace software and related hardware, $21 million to repair or replace non-compliant PC&I equipment, and $3 million to identify and communicate with External Agents. Funds for the Project are provided from a separate budget of $29 million for all items other than PC&I and External Agent costs, which are included in existing operating budgets. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates.

Risks
-----

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Agents. The company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 36.


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

At year-end 1997, Phillips reported 43 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Two sites were added in second quarter 1998. Of these 45 sites remaining at June 30, 1998, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At eight sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven other sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 17 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At June 30, 1998, accruals of $6 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $65 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $4 million for other environmental contingent liabilities, for total environmental accruals of $75 million. No one site represents more than 10 percent of the total.

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

During the first six months of 1998, as part of a comprehensive environmental cost recovery project, the company entered into settlement agreements with certain of its historical liability and pollution insurers in exchange for releases or commutations of their present and future liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $109 million. At June 30, 1998, $105 million had been collected. At this time, the company is in negotiations with several other historical insurers. The ultimate amount, if any; the terms of the settlements; and the timing of recoveries from these other insurers remain uncertain.


OUTLOOK

Phillips is participating in several appraisal wells at the Schrader Bluff and Northwest Eileen fields on the north slope of Alaska. These are satellite fields to the main Prudhoe Bay and Kuparuk fields. The results to date at Northwest Eileen have been successful, and the co-venturers plan to pursue an aggressive program for additional appraisal and development well drilling during 1999 and 2000. Phillips has an approximately
25 percent working interest in the Schrader Bluff and a 10 percent working interest in Northwest Eileen, both subject to redetermination based upon well results.

In Nigeria, the company's oil mining leases for production of oil and gas have been renewed for 30 years from June 14, 1997. These interests are operated on behalf of the company under a joint operating agreement with Nigerian Agip Oil Company (Agip) for the life of the leases covered and until all joint property has been disposed of and final settlement made. The initial term of the leases was through June 13, 1997, but production continued unabated to renewal.

In July 1998, a Phillips subsidiary was awarded a 34 percent interest in and operatorship of the Sisimiut exploration license off the western coast of Greenland. The company plans to continue reprocessing existing seismic data in order to better analyze the potential structures. This will be followed by the acquisition of new seismic data, planned for 1999.

In the United Kingdom, a development well drilled from the Maureen platform to extend production from the field was a dry hole. It is now expected that production from Maureen will cease in 1999 or 2000. Phillips continues its effort to find another user for the Maureen platform and is also reviewing other refloat and disposal options. The financial provision for decommissioning is expected to be sufficient by year-end 1998 for any option currently being considered.

The Jade field in the U.K. North Sea, discovered in 1996, was successfully appraised in 1997. Development options are being evaluated, with production now expected in 2001 with a tie-in to the J-Block infrastructure. Phillips is the operator with a
32.5 percent interest.

Production of LNG at the Bayu-Undan gas field in the Timor Sea has been delayed at least two years from 2003 to 2005. The delay is due to the weak Asian market and disagreements with Phillips' major co-venturer concerning the potential location of the proposed LNG plant. Initial production of the field's liquid reserves is expected in late 2002, and the gas will be reinjected.

Phillips anticipates that the joint-venture project to develop extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela, in which it has a 20 percent interest, will be approved by year-end 1998. Initial production is expected in 2000; however, full production may be delayed until 2003 or 2004, but all parties are working to mitigate any delay and expedite development.

Phillips' alliance with Mobil Corporation to jointly explore deep-water blocks in the Gulf of Mexico is progressing with continued acquisition, processing and interpretation of 3-D seismic. The deep-water drilling program is scheduled to commence in late-1998 or early-1999. The delivery of the contracted deepwater drillship has been delayed until the fall of 1999, but slippage in the drilling schedule will be mitigated by use of other deep-water drilling vessels.

In early April 1998, the company filed suit in the District Court of Harris County, Texas, against Union Pacific Corporation, Union Pacific Railroad Company, and Southern Pacific Transportation Company, alleging that Union Pacific's merger with Southern Pacific Transportation Company has resulted in Union Pacific's being unable to provide timely, reasonable or reliable rail transportation service to Phillips' Houston Chemical Complex and Sweeny refinery. The defendants removed this case to the United States District Court for the Southern District of Texas, Houston Division.

In January 1999, several European countries will begin operating with a single currency, the Euro, starting the process of completely replacing their national currencies during the next three and one-half years. This European Monetary Union will affect many of the business and financial functions for companies operating in these countries. The previously mentioned worldwide business systems replacement project is expected to position the company for the introduction of the Euro and no significant adverse economic impact is anticipated.

Ekofisk and outlying fields in the Norwegian North Sea, along with J-Block in the U.K. North Sea, were shut-in in early August to accommodate the company's Ekofisk II conversion. Production from the Ekofisk II Complex and from J-Block are scheduled to resume by August 21, 1998. The downtime should result in lower oil, natural gas, and natural gas liquids production in the third quarter, but no material impact to third quarter net income is expected.

Phillips operates in three countries where cutbacks in production have been announced. In conjunction with the OPEC announced reduction in output, Norway has voluntarily implemented measures to cut back crude oil production on the Norwegian continental shelf by 3 percent for the remainder of 1998. The Phillips-operated Ekofisk area fields in License PL018 will be affected, but oil production will only be curtailed 3 percent during the last four months of 1998. The Nigerian government has dictated quota reductions of 6 percent, effective April 1, 1998, and an additional 9 percent, effective July 1, 1998, that affect leases operated on behalf of the company under a joint operating agreement with Nigerian Agip Oil Company. However, anticipated 1998 annual production from these leases falls within the limits allowed under the revised production arrangements. Venezuela, an OPEC member, has also agreed to cut back oil production, but foreign companies operating there have not been asked to curtail production. Based on the above information, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position.

The current climate of low crude oil prices could have the impact of shortening the economic limits on field lives, potentially reducing proved reserve estimates sufficiently to trigger impairment losses. Phillips constantly monitors its assets for signs of potential impairment and recognizes impairment losses whenever the carrying amount of a field exceeds its fair value. Industry opinions currently are mixed as to whether, or how much, oil prices will recover in the near-term.

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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: (1) the company's ability to obtain agreements from co-venturers or partners, and governments; engage drilling, construction and other contractors; and obtain economical and timely financing;
     (2) geology, land or sea, or ocean conditions; (3) world prices for oil, natural gas and natural gas liquids; and (4) foreign and United States laws, including tax laws.

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

  o The dates on which the company believes the Year 2000 Project will be completed and the SAP and Oracle business computer systems will be implemented are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. A delay in the implementation of SAP could also impact the company's readiness for the introduction of the Euro. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

                  PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 11, 1998. A brief description of each proposal and the voting results follow:

  A company proposal to elect twelve directors.

                                      For      Against & Withheld
                              -----------------------------------
  W. W. Allen                 259,381,726               5,116,364
  Norman R. Augustine         259,565,122               4,932,968
  George B. Beitzel           258,833,162               5,664,928
  David L. Boren              259,268,175               5,229,915
  C. L. Bowerman              259,628,271               4,869,819
  Robert E. Chappell, Jr.     259,802,906               4,695,184
  Lawrence S. Eagleburger     259,187,165               5,310,925
  Larry D. Horner             259,609,462               4,888,628
  J. J. Mulva                 259,244,652               5,253,438
  Randall L. Tobias           259,652,236               4,845,854
  Victoria J. Tschinkel       259,484,049               5,014,041
  Kathryn C. Turner           259,251,605               5,246,485

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 1998.

                  For         258,946,931
              Against           4,506,906
          Abstentions           1,044,253
            Not Voted          26,465,795

All twelve nominated directors were elected, and the independent public accountants designated by the company were approved.

Item 5.  OTHER INFORMATION

At the July 1998 meeting of the company's Board of Directors, the date of the company's 1999 annual meeting of stockholders was changed from May 10, 1999, to May 3, 1999. This change will not impact the date, November 30, 1998, by which stockholder proposals must be submitted.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

3(ii)  Bylaws of Phillips Petroleum Company, as amended effective
       July 17, 1998.

12     Computation of Ratio of Earnings to Fixed Charges.

27     Financial Data Schedule.

Reports on Form 8-K
-------------------

During the three months ended June 30, 1998, the company did not file any reports on Form 8-K.

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

August 10, 1998