Form 10-Q
period 1998-09-30
PHILLIPS PETROLEUM CO
filed 1998-11-13
CIK 78214

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            ---------------
                               FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                               --------------------------------------------

                                  OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
Commission file number               1-720
                       ----------------------------------------------------

                      PHILLIPS PETROLEUM COMPANY
        (Exact name of registrant as specified in its charter)


           Delaware                                         73-0400345
-------------------------------                         -------------------
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

The registrant had 254,625,488 shares of common stock, $1.25 par value, outstanding at October 31, 1998

                     PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company


                                            Millions of Dollars
                                    ---------------------------------
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                    ---------------------------------
                                      1998     1997     1998     1997
                                    ---------------------------------
Revenues
Sales and other operating revenues $2,890 3,844 8,947 11,497 Equity in earnings of affiliated
  companies                             12       33       62       98
Other revenues                          11       18      158       57
---------------------------------------------------------------------
    Total Revenues                   2,913    3,895    9,167   11,652
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     1,700    2,272    5,015    6,955
Production and operating expenses      533      561    1,605    1,613
Exploration expenses                    45       44      144      159
Selling, general and
  administrative expenses              135      171      418      467
Depreciation, depletion and
  amortization                         270      250      753      622
Taxes other than income taxes           52       65      177      201
Interest expense                        56       50      136      153
Preferred dividend requirements
  of subsidiary and capital trusts      14       21       40       62
---------------------------------------------------------------------
    Total Costs and Expenses         2,805    3,434    8,288   10,232
---------------------------------------------------------------------
Income before income taxes and
  Kenai LNG tax settlement             108      461      879    1,420
Kenai LNG tax settlement                 -        5        -       81
---------------------------------------------------------------------
Income before income taxes             108      466      879    1,501
Provision for income taxes              62      250      432      751
---------------------------------------------------------------------
Net Income                          $   46      216      447      750
=====================================================================

Net Income Per Share of Common
  Stock
    Basic                           $  .18      .82     1.72     2.85
    Diluted                            .18      .81     1.71     2.82
---------------------------------------------------------------------

Dividends Paid                      $  .34      .34     1.02     1.00
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                          256,779  263,503  259,786  263,459
    Diluted                        258,659  265,784  261,858  265,419
---------------------------------------------------------------------
See Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Balance Sheet              Phillips Petroleum Company


                                            Millions of Dollars
                                         -------------------------
                                         September 30  December 31
                                                 1998         1997*
                                         -------------------------
Assets
Cash and cash equivalents                     $   127          163
Accounts and notes receivable (less
  allowances: 1998--$14; 1997--$19)             1,374        1,717
Inventories                                       599          500
Deferred income taxes                             136          168
Prepaid expenses and other current assets         129          100
------------------------------------------------------------------
    Total Current Assets                        2,365        2,648
Investments and long-term receivables           1,003          964
Properties, plants and equipment (net)         10,855       10,022
Deferred income taxes                              90           82
Deferred charges                                  149          144
------------------------------------------------------------------
Total                                         $14,462       13,860
==================================================================

Liabilities
Accounts payable                              $ 1,553        1,546
Notes payable and long-term debt due
  within one year                                 124          234
Accrued income and other taxes                    401          365
Other accruals                                    348          300
------------------------------------------------------------------
    Total Current Liabilities                   2,426        2,445
Long-term debt                                  3,495        2,775
Accrued dismantlement, removal and
  environmental costs                             762          713
Deferred income taxes                           1,403        1,257
Employee benefit obligations                      404          436
Other liabilities and deferred credits            683          770
------------------------------------------------------------------
Total Liabilities                               9,173        8,396
------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips Capital Trusts I and II             650          650
------------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                   383          383
      Capital in excess of par                  2,051        2,031
    Treasury stock (at cost:
      1998--22,434,279 shares;
      1997--14,000,882 shares)                 (1,139)        (752)
    Compensation and Benefits Trust (CBT)
      (at cost: 1998--29,125,863 shares;
      1997--29,200,000 shares                    (987)        (989)
Accumulated other comprehensive income
  Foreign currency translation adjustments        (10)          (8)
  Unrealized gain on available-for-sale
    securities                                      8            -
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                (313)        (342)
Retained earnings                               4,646        4,491
------------------------------------------------------------------
Total Common Stockholders' Equity               4,639        4,814
------------------------------------------------------------------
Total                                         $14,462       13,860
==================================================================
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                 September 30
                                              -------------------
                                                 1998        1997
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $   447         750
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                              753         622
      Dry hole costs and leasehold
        impairment                                 29          57
      Deferred taxes                              139         196
      J-Block settlement                            -         161
      Other                                       (58)         56
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                  200           -
      Decrease in other accounts and
        notes receivable                          161         193
      Increase in inventories                     (97)        (97)
      Increase in prepaid expenses and
        other current assets                      (20)         (9)
      Decrease in accounts payable                (10)       (199)
      Increase in taxes and other accruals        132         128
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       1,676       1,858
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (1,574)     (1,277)
Proceeds from asset dispositions                   36          19
Long-term advances to affiliates and
  other investments                               (11)        (21)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (1,549)     (1,279)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                  712           -
Repayment of debt                                (124)       (270)
Purchase of company common stock                 (417)        (21)
Issuance of company common stock                   11          18
Issuance of company-obligated mandatorily
  redeemable preferred securities                   -         350
Dividends paid on common stock                   (266)       (263)
Other                                             (79)       (109)
-----------------------------------------------------------------
Net Cash Used for Financing Activities           (163)       (295)
-----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                     (36)        284
Balance at beginning of period                    163         615
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $   127         899
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

Phillips' comprehensive income for the three- and nine-month periods ended September 30 was as follows:

                                       Millions of Dollars
                                ---------------------------------
                                   Three Months      Nine Months
                                      Ended             Ended
                                   September 30      September 30
                                ---------------------------------
                                  1998     1997     1998     1997
                                ---------------------------------

Net income                         $46      216      447      750
After-tax changes in:
  Foreign currency
    translation adjustments         13       (7)      (2)     (46)
  Net unrealized gain on
    available-for-sale
    securities                       8        -        8        -
-----------------------------------------------------------------
Comprehensive income               $67      209      453      704
=================================================================

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


Note 3--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1998         1997
                                        -------------------------

Crude oil and petroleum products                $221          156
Chemical products                                279          254
Materials, supplies and other                     99           90
-----------------------------------------------------------------
                                                $599          500
=================================================================


Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1998         1997
                                        -------------------------
Properties, plants and equipment
  (at cost)                                  $22,857       21,426
Less accumulated depreciation,
  depletion and amortization                  12,002       11,404
-----------------------------------------------------------------
                                             $10,855       10,022
=================================================================


Note 5--Impairments

Impairments totaling $26 million after-tax were taken in third quarter 1998 to reduce the net book values of the Maureen, Ann and Alison fields, offshore the United Kingdom. The Maureen impairment resulted from a $32 million before-tax upward revision in the platform dismantlement cost estimate. The Ann and Alison impairments were the result of a downward revision to reserves and increased cost estimates on well work-overs. The fair market values of the Ann and Alison properties were determined using the present value of expected future cash flows, resulting in before-tax charges totaling $5 million to depreciation, depletion and amortization expense.


Note 6--Debt

On July 6, 1998, the company issued $300 million of 6.65%
Debentures due July 15, 2018, in the public market. This was in addition to the $300 million of 7.125% Debentures due March 15, 2028, issued in first quarter 1998.

At September 30, 1998, no amounts were outstanding under the company's revolving bank credit facility. However, $216 million in commercial paper, which is 100 percent supported by this credit facility, was outstanding. Also, $250 million of the Phillips Petroleum Company Norway $300 million revolving credit facility was outstanding at September 30, 1998.


Note 7--Kenai LNG Tax Settlement

Final resolution of all outstanding issues with the Internal Revenue Service (IRS) was achieved for years 1983 through 1986. Refunds, including interest, of $107 million, primarily relating to the company's sales of liquefied natural gas from its Kenai, Alaska, facility, increased net income for the nine-month period ended September 30, 1997, by $83 million. The company also has a number of issues outstanding with the IRS related to tax years 1987 through 1992, further discussed in Note 9--Contingencies.


Note 8--Income Taxes

The company's effective tax rates for the third quarter and the first nine months of 1998 were 57 and 49 percent, respectively, compared with 54 and 50 percent for each of the same periods a year ago. The third quarter increase in the effective tax rate was due mainly to a higher proportion of income in higher tax rate jurisdictions.


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

Note 10--Cash Flow Information

Cash payments and non-cash investing and financing activities for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1998           1997
                                              -------------------
Cash payments
Interest
  Debt                                        $163            155
  Taxes and other                                6             16
-----------------------------------------------------------------
                                              $169            171
=================================================================

Income taxes                                  $287            449
-----------------------------------------------------------------

Non-Cash Financing and Investing Activities
Stock awards issued (canceled) under
  incentive compensation plans                $  7             (1)
Change in market value of investments           12             13
Accrued repurchase of company common stock       -              5
Deferred payment obligation to purchase
  property, plant and equipment                  8              -
Investment in a joint venture in exchange
  for non-cash assets                            5              -
Investment in equity affiliate through
  direct guarantee of debt                      13              -
-----------------------------------------------------------------


Note 11--Environmental Cost Recovery

During the first nine months of 1998, as part of a comprehensive environmental cost recovery project, the company entered into settlement agreements with certain of its historical liability and pollution insurers in exchange for releases or commutations of their present and future liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $109 million, $71 million after-tax. At September 30, 1998, $109 million had been collected.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "to be," "possible," "potential," "targeted," "believe," "expect," "may," "plan," or "plans," "scheduled," "would," "should," "could," "perceives," "anticipate," "estimate," "designed," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 38.


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and nine-month periods ending September 30, 1998, are based on a comparison with the corresponding periods in 1997.


Consolidated Results

A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1998          1997*  1998         1997*
                           ------------------   -----------------
Exploration and Production
  (E&P)                    $ 22           122    188          448
Gas Gathering, Processing
  and Marketing (GPM)        13            25     44           75
Refining, Marketing and
  Transportation (RM&T)      53            64    159          144
Chemicals                    24            78    142          212
Corporate and Other         (66)          (73)   (86)        (129)
-----------------------------------------------------------------
Net Income                 $ 46           216    447          750
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

Net income included the following special items on an after-tax basis:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1998          1997   1998         1997
                           ------------------   -----------------

Property impairments       $(26)          (25)   (46)         (36)
Kenai LNG tax settlement      -             3      -           83
Net gain on asset sales       -             -      3            7
Foreign currency gains
  (losses)                    3           (12)    (2)         (26)
Pending claims and
  settlements                (2)            2     98           18
Other items                   5             1      5           (4)
-----------------------------------------------------------------
Total special items        $(20)          (31)    58           42
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1998          1997    1998        1997
                           ------------------   -----------------

E&P                        $ 52           146     226         474
GPM                          11            25      42          66
RM&T                         53            64     156         145
Chemicals                    21            70     145         205
Corporate and Other         (71)          (58)   (180)       (182)
-----------------------------------------------------------------
Net operating income       $ 66           247     389         708
=================================================================


The company's net operating income continued to be adversely affected by two significant factors in the third quarter of 1998: sharp declines in both the company's average worldwide crude oil sales price and ethylene margins. Also negatively impacting third quarter results were lower crude oil production, lower natural gas prices and lower refinery gasoline margins.

In the nine-month period, the company's net operating income decreased 45 percent, reflecting lower product prices and margins across most major product lines.

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            1998         1997    1998        1997
Phillips at a Glance       ------------------   -----------------

U.S. crude oil
  production (MBD)            59           65      62          67
Worldwide crude oil
  production (MBD)           195          244     229         230
U.S. natural gas
  production (MMCFD)         985        1,014     981       1,040
Worldwide natural gas
  production (MMCFD)       1,370        1,474   1,476       1,465
Worldwide natural gas
  liquids production (MBD)   169          173     174         168
Liquefied natural gas
  sales (MMCFD)              145          114     130         115
Refinery utilization
  rate (%)                    94          101      94          93
U.S. automotive gasoline
  sales (MBD)*               344          344     323         343
U.S. distillates
  sales (MBD)                150          138     136         130
Worldwide petroleum
  products sales (MBD)*      709          700     682         692
Natural gas liquids
  processed (MBD)            176          213     211         206
Ethylene
  production (MMlbs)**       656          838   2,314       2,288
Polyethylene
  production (MMlbs)**       569          503   1,710       1,486
Polypropylene
  production (MMlbs)**       112          100     344         326
Paraxylene
  production (MMlbs)         178          195     560         353
-----------------------------------------------------------------
 *Includes certain sales by the Chemicals segment.
**Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues declined 25 and 22 percent in the third quarter and first nine months of 1998, respectively, reflecting lower sales prices for crude oil, natural gas, petroleum and chemicals products. These same factors also accounted for 25 and 28 percent declines in purchase costs in the respective 1998 periods.

Equity in earnings of affiliated companies decreased 64 and 37 percent in the third quarter and nine-month period of 1998, respectively, primarily because of lower ethylene margins experienced by the company's 50 percent-owned Sweeny Olefins Limited Partnership, as well as lower polyethylene margins at the company's 50 percent-owned polyethylene facility in Singapore. Other revenues declined 39 percent in the third quarter of 1998, mainly due to a decrease in interest income resulting from the company's lower average cash balance in the third quarter of 1998, compared with the third quarter a year ago. For the nine-month period of 1998, other revenues increased $101 million, primarily as a result of recoveries from certain of the company's historical liability and pollution insurers related to claims made as a part of a comprehensive environmental cost recovery project, partially offset by lower interest income.

After adjustment for special items, controllable costs--primarily production and operating expenses, and selling, general and administrative expenses--declined 4 percent in the third quarter and were approximately the same as a year ago for the nine-month period of 1998. This reflects the company's emphasis on cost control in the current environment of depressed product prices. Foreign currency translation gains in 1998, compared with losses a year ago, and a favorable contingency-related item in 1998 are the most significant special items affecting these income statement line items.

Exploration costs were slightly higher in the third quarter of 1998, and 9 percent lower in the first nine months of 1998. Both periods reflect higher geological and geophysical expenses, while in the nine-month period these were more than offset by lower dry hole charges.

Depreciation, depletion and amortization (DD&A) increased 8 and 21 percent in the third quarter and first nine months of 1998. The increase in the third quarter of 1998 is primarily the result of the E&P acquisition in the Zama area of Canada that was completed in late 1997. In addition, higher DD&A rates in Norway, as a result of the newly completed Ekofisk II facilities and in the United States, due to downward reserve revisions, also served to increase DD&A expense. The year-to-date 1998 period also reflects full production from J-Block in the U.K. North Sea, which came on-line in mid-1997. In addition, property impairments of $37 million and $67 million were included in the third quarter and nine-month period of 1998, respectively, compared with $39 million and $54 million in the corresponding periods of 1997.

Taxes other than income taxes decreased 20 and 12 percent in the third quarter and first nine months of 1998, respectively, as declining U.S. E&P sales prices and production resulted in lower production taxes.

Interest expense increased 12 percent in the third quarter of 1998, primarily due to higher debt balances. In the first nine months of 1998, interest expense decreased 11 percent, reflecting the benefit of reversals of the interest portion of previously accrued contingencies in the second quarter of 1998, partially offset by higher debt balances. Preferred dividend requirements were 33 and 35 percent lower in the third quarter and nine-month period of 1998, as a result of the redemption of Phillips Gas Company's preferred stock in December 1997.


Segment Results

E&P
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1998        1997     1998       1997
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income          $ 22         122      188        448
Less special items            (30)        (24)     (38)       (26)
-----------------------------------------------------------------
Net operating income         $ 52         146      226        474
=================================================================

                                      Dollars Per Unit
                           --------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States          $10.70       16.19    11.20      17.64
    Foreign                 12.22       18.51    13.14      19.13
    Worldwide               11.81       17.92    12.64      18.72
Natural gas--lease (per
  thousand cubic feet)
    United States            1.75        2.15     1.90       2.22
    Foreign                  2.39        2.46     2.48       2.61
    Worldwide                1.99        2.28     2.15       2.37
-----------------------------------------------------------------

                                     Millions of Dollars
                           --------------------------------------
Worldwide Exploration
  Expenses
Geological and geophysical    $38          32      107         95
Leasehold impairment            4           6       16         17
Dry holes                       -           3       13         40
Lease rentals                   3           3        8          7
-----------------------------------------------------------------
                              $45          44      144        159
=================================================================

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1998        1997     1998       1997
                           ------------------   -----------------
                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
Crude Oil Produced
  United States                59          65       62         67
  Norway                       76         108      103        105
  United Kingdom               20          26       23         14
  Nigeria                      19          25       20         24
  China                        13          16       14         16
  Canada                        7           4        7          4
  Venezuela                     1           -        -          -
-----------------------------------------------------------------
                              195         244      229        230
=================================================================

Natural Gas Liquids Produced
  United States                 3           4        3          4
  Norway                        3           8        6          7
  Other areas                   5           3        5          3
-----------------------------------------------------------------
                               11          15       14         14
=================================================================

                                Millions of Cubic Feet Daily
                           --------------------------------------
Natural Gas Produced
  United States (less gas
    equivalent of liquids
    shown above)              985       1,014      981      1,040
  Norway*                     132         288      216        285
  United Kingdom*             158         120      185         92
  Canada                       95          52       94         48
-----------------------------------------------------------------
                            1,370       1,474    1,476      1,465
=================================================================
*Dry basis.

Liquefied Natural Gas
  Sales                       145         114      130        115
-----------------------------------------------------------------


E&P's net operating income decreased 64 and 52 percent in the third quarter and first nine months of 1998, respectively, primarily as a result of continued weak crude oil prices relative to a year ago. Phillips' worldwide average crude oil sales price reached a 1998 low of $11.35 per barrel for the month of July, before recovering marginally to $12.70 per barrel in September. The third quarter 1998 average price of $11.81 per barrel was $6.11 per barrel lower than the corresponding quarter in 1997. Industry production continued to outpace demand in the third quarter of 1998; however, the downward price trend eased late in the quarter on supply disruptions and production curtailments.

Lower lease gas sales prices also negatively impacted both 1998 periods, as did lower crude oil production rates in the third quarter.


U.S. E&P
--------
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            1998         1997    1998        1997
                           ------------------   -----------------
Operating Income
Reported net income         $ 38           52     147         269
Less special items             2          (25)      1         (11)
-----------------------------------------------------------------
Net operating income        $ 36           77     146         280
=================================================================


Net operating income decreased 53 and 48 percent in the company's U.S. E&P operations for the third quarter and first nine months of 1998, respectively. Lower sales prices for crude oil, natural gas and liquefied natural gas were primarily responsible, along with lower crude oil and natural gas production volumes. These items were partially offset by lower lifting costs in both periods, reflecting lower well workover activity; as well as lower exploration expenses and production taxes.

U.S. crude oil production in the third quarter of 1998 was 9 percent lower than the third quarter of 1997, reflecting lower production at Prudhoe Bay, Alaska; Point Arguello, offshore California; and in the Gulf of Mexico, including the Mahogany subsalt field and South Marsh Island Blocks 146/147. In addition, production in the Gulf of Mexico was shut-in nine days during the third quarter of 1998 due to tropical storm activity.

U.S. natural gas production declined 3 percent in the third quarter of 1998, primarily due to lower production of coal-seam gas in the San Juan basin of New Mexico, as well as lower production from various fields in the Gulf of Mexico.

Special items in the third quarter of 1998 primarily included a gain from the sale of the company's right to an interest in a power plant being constructed in Mississippi. The nine-month period of 1998 also included a reversal of a previously accrued contingency, which was mostly offset by impairments taken on two producing properties in the Gulf of Mexico.

Special items in the third quarter of 1997 consisted mainly of an after-tax charge of $25 million for an impairment of Garden Banks Blocks 70/71 in the Gulf of Mexico. In addition, the first nine months of 1997 included a net after-tax gain on asset sales of $7 million and a reversal of a contingent liability of $7 million after-tax.

Foreign E&P
-----------
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1998          1997   1998         1997
                           ------------------   -----------------
Operating Income
Reported net income (loss) $(16)           70     41          179
Less special items          (32)            1    (39)         (15)
-----------------------------------------------------------------
Net operating income       $ 16            69     80          194
=================================================================


Net operating income from the company's foreign E&P operations decreased 77 and 59 percent in the third quarter and nine-month period of 1998, respectively. Both periods were negatively impacted by lower crude oil prices and higher exploration expenses, while the third quarter was also hurt by lower crude oil production volumes. In the nine-month period of 1998, earnings benefited from higher production volumes of crude oil and natural gas.

Foreign crude oil production volumes declined 24 percent in the third quarter of 1998, reflecting downtime incurred during the tie-in of the new Ekofisk II facilities that impacted both Norway and U.K. production, as well as problems encountered following the start-up of the Ekofisk II facilities. These items also primarily accounted for the 16 percent decline in natural gas production in the third quarter of 1998.

Special items in the third quarter and nine-month period of 1998 included impairments of the Maureen, Ann, and Alison fields in the U.K. North Sea totaling $26 million after-tax, as well as foreign currency transaction losses. Most of the impairment related to the Maureen field and was triggered by a revised estimate of platform decommissioning costs, resulting from the July 23, 1998, decision by the Oslo and Paris convention related to the disposal of offshore installations that are no longer used.

Special items in the first nine months of 1997 primarily included a property impairment of two U.K. North Sea fields totaling
$11 million, after-tax, as well as foreign currency losses.

GPM
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1998        1997    1998        1997
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income           $13          25      44          75
Less special items              2           -       2           9
-----------------------------------------------------------------
Net operating income          $11          25      42          66
=================================================================

                                      Dollars Per Unit
                           --------------------------------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)     $ 1.90        2.18    2.02        2.28
U.S. natural gas liquids
  (per barrel--
  unfractionated)            8.36       12.39    9.30       12.71
-----------------------------------------------------------------

                                Millions of Cubic Feet Daily
                           --------------------------------------
Operating Statistics
Natural Gas Purchases
  Outside Phillips          1,281       1,389   1,318       1,371
  Phillips                    152         159     154         159
-----------------------------------------------------------------
                            1,433       1,548   1,472       1,530
=================================================================

Raw Gas Throughput          1,829       1,973   1,879       1,995
-----------------------------------------------------------------

Residue Gas Sales
  Outside Phillips            930         997     951         995
  Phillips                     47          57      54          55
-----------------------------------------------------------------
                              977       1,054   1,005       1,050
=================================================================

                                 Thousands of Barrels Daily
                           --------------------------------------
Natural Gas Liquids Net
  Production
    From Phillips E&P
      leasehold gas            15          15      15          15
    From gas purchased
      outside Phillips        143         143     145         139
-----------------------------------------------------------------
                              158         158     160         154
=================================================================


GPM's net operating income decreased 56 and 36 percent in the third quarter and first nine months of 1998, respectively. The decline in both periods was the result of sharply lower natural gas liquids sales prices--$4.03 per barrel lower in the third quarter, and $3.41 lower in the nine-month period. Industry natural gas liquids prices have generally followed the decline in crude oil prices through the first nine months of the year.

Raw gas throughput volumes declined 7 percent in the third quarter of 1998, due to field production declines in the Austin Chalk area of south central Texas and the sale of a small gathering system. Natural gas liquids production volumes in the third quarter were the same as the corresponding quarter last year.

Residue gas sales prices were 13 percent lower in the third quarter, reflecting lower demand, particularly in the month of September, than was experienced in 1997. For the nine-month period, residue gas sales prices were 11 percent lower, primarily due to the reduced demand in the first quarter of 1998 resulting from warmer-than-normal winter weather.

Special items in the third quarter and first nine months of 1998 represented the partial reversal of previously accrued severance charges. Special items in the nine-month period of 1997 consisted of a settlement of a dispute with a producer.

RM&T
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1998          1997*  1998         1997*
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income        $ 53            64    159          144
Less special items            -             -      3           (1)
-----------------------------------------------------------------
Net operating income       $ 53            64    156          145
=================================================================

                                     Dollars Per Gallon
                           --------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                $.49           .68    .51          .68
  Retail                    .66           .83    .67          .83
Distillates                 .41           .56    .44          .60
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
U.S. Refinery Crude Oil
  Rated capacity            355           345    355          345
  Crude runs                335           347    334          320
  Capacity utilization
    (percent)                94%          101     94           93
Natural gas liquids
  fractionation
    Capacity                252           250    252          250
    Processed               176           213    211          206
    Capacity utilization
      (percent)              70%           85     84           82
-----------------------------------------------------------------

Petroleum Products Outside
  Sales
    United States
      Automotive gasoline
        Wholesale           295           292    275          293
        Retail               37            38     37           37
      Aviation fuels         33            30     32           28
      Distillates           150           138    136          130
      Natural gas liquids
        (fractionated)      129           129    128          134
      Other products         26            15     28           13
-----------------------------------------------------------------
                            670           642    636          635
    Foreign                  27            44     35           44
-----------------------------------------------------------------
                            697           686    671          679
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

Net operating income from the company's RM&T operations declined 17 percent in the third quarter of 1998, primarily the result of lower earnings from the company's refining operations, partially offset by improved performance in wholesale marketing. The decrease in refining results was attributable to lower gasoline margins, partially offset by higher gasoline sales volumes. In wholesale marketing, gasoline margins were higher in the third quarter of 1998 than a year ago. Earnings in the quarter were also negatively impacted by tropical storms that led to a temporary shutdown of the Sweeny, Texas, refinery.

In the nine-month period of 1998, RM&T's net operating income increased 8 percent, reflecting improved refinery results due to higher sales volumes of gasoline, distillates and other products.
This was partially offset by lower gasoline margins.

For the first nine months of 1998, RM&T's crude oil throughput volumes were 4 percent higher, due in part to a scheduled maintenance turnaround at the Sweeny refinery in the first quarter of 1997. The increased throughput was achieved even though the Sweeny refinery was temporarily shutdown in the third quarter of 1998 by flooding caused by tropical storms.

Special items in the nine-month period of 1998 consisted of gains from the sale of certain non-strategic retail service stations. Special items in the first nine months of 1997 included certain costs associated with an external power outage at the Sweeny refinery.

Chemicals
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1998          1997*   1998        1997*
                           --------------------------------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income        $ 24            78     142         212
Less special items            3             8      (3)          7
-----------------------------------------------------------------
Net operating income       $ 21            70     145         205
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

                                     Millions of Pounds
                                    Except as Indicated
                           --------------------------------------
Operating Statistics
Production**
  Ethylene                  656           838   2,314       2,288
  Polyethylene              569           503   1,710       1,486
  Propylene                 115           131     387         359
  Polypropylene             112           100     344         326
  Paraxylene                178           195     560         353
  Cyclohexane (millions
    of gallons)              40            41     138         115
-----------------------------------------------------------------
**Includes Phillips' share of equity affiliates' production.


Chemicals' net operating income declined 70 percent in the third quarter of 1998, and 29 percent in the nine-month period. Both periods were adversely affected by a sharp drop in ethylene margins, as well as lower polyethylene margins. Excess industry capacity and weak global demand have continued to depress margins in the commodity chemicals and plastics industry.

Ethylene production volumes were 22 percent lower in the third quarter of 1998, with the decrease attributable to a maintenance turnaround and the temporary shutdown during the quarter of the company's Sweeny refinery and petrochemicals facility, due to flooding caused by tropical storms. The Houston Chemical Complex continued to run well in the third quarter, which contributed to the increase in polyethylene production volumes. Also contributing to the higher volumes was increased production from the company's 50 percent interest in a polyethylene plant in Singapore, as well as new production from the company's
40 percent interest in Shanghai Golden Phillips, a joint-venture polyethylene facility in China that started up in the second quarter.

Special items in the third quarter of 1998 consisted of foreign currency gains and a favorable excise tax settlement. The 1998 nine-month period also included an impairment taken on a plastics recycling facility that will be closed.

Special items in the third quarter and first nine months of 1997 primarily consisted of a gain on the settlement of a license-related contingency.


Corporate and Other
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1998          1997   1998         1997
                           ------------------   -----------------
Operating Results
Reported Corporate and
  Other                    $(66)          (73)   (86)        (129)
Less special items            5           (15)    94           53
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $(71)          (58)  (180)        (182)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses  $(22)          (15)   (59)         (48)
Net interest                (39)          (29)  (101)         (87)
Preferred dividend
  requirements              (10)          (18)   (31)         (53)
Other                         -             4     11            6
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $(71)          (58)  (180)        (182)
=================================================================


Corporate general and administrative expenses increased 47 and 23 percent in the third quarter and first nine months of 1998, respectively. The increases were primarily attributable to higher salaries, benefits and Year-2000-Project costs.

Net interest represents interest income and expense, net of capitalized interest. In both the third quarter and year-to-date period of 1998, net interest was higher, primarily because of lower interest income resulting from the company carrying a smaller cash balance in 1998. In addition, higher average debt levels increased interest expense in the third quarter of 1998.

Preferred dividend requirements includes dividends on the Phillips Gas Company preferred stock and on the preferred securities of the Phillips 66 Capital I (Trust I) and Phillips 66 Capital II (Trust II) trusts. Preferred dividend requirements were lower in the third quarter and nine-month period of 1998 due to the redemption of the preferred stock of Phillips Gas Company in late 1997.

Other consists primarily of the company's captive insurance subsidiary, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. In the third quarter, results were lower due mainly to tax-related items. In the nine-month period, results benefited from the receipt of dividends from certain industry insurance companies in which Phillips has an ownership interest, partially offset by higher tax-related items.

Special items in the third quarter of 1998 consisted primarily of foreign currency gains, partially offset by insurance claims for property damage caused by tropical storms. The nine-month period of 1998 also included insurance recoveries related to a comprehensive environmental cost recovery project, as well as favorable contingency-related settlements or accrual reversals.

Special items in the third quarter of 1997 consisted primarily of after-tax non-cash foreign currency transaction losses of $13 million. In addition, the nine-month period of 1997 included an $83 million favorable resolution of U.S. income tax issues covering the years 1983 through 1986, related primarily to income from the company's Kenai liquefied natural gas facility. In addition, the period included non-cash foreign currency transaction losses.


CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

                                    Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  1998         1997          1997
                          ---------------------------------------
Current ratio                      1.0          1.1           1.2
Total debt                      $3,619        3,009         2,859
Preferred stock of
  subsidiary                    $    -            -           345
Company-obligated
  mandatorily redeemable
  preferred securities          $  650          650           650
Common stockholders'
  equity                        $4,639        4,814         4,721
Percent of total debt to
  capital*                          41%          36            33
Percent of floating-rate
  debt to total debt                25%          30            15
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.

Cash from operations decreased $182 million for the nine-month period ending September 30, 1998, compared with the same period in 1997. However, excluding the $161 million favorable cash impact of the J-Block settlement in 1997, cash from operations only decreased slightly. Net operating income decreased
$319 million, or 45 percent, in the first nine months of 1998, compared with the first nine months of 1997. However, this decrease was primarily offset by the receipt of $109 million resulting from settlements pursuant to the comprehensive environmental cost recovery project, and the sale of $200 million of receivables under the company's receivables monetization program.

In May 1998, Phillips filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for $700 million of various types of debt and equity securities, and securities convertible into either. This registration statement became effective June 5, 1998. Securities to be issued under the universal shelf registration statement can be combined by prospectus with $300 million of securities remaining under earlier shelf registrations. As a result, the company could issue and sell a total of $1 billion of the various types of securities available under the universal shelf registration statement. On July 6, 1998, the company issued $300 million of 6.65% Debentures due July 15, 2018, in the public market, leaving $700 million of securities available.

The company is continuing its previously announced stock repurchase program to buy back up to $500 million of its common stock by year-end 1998. Through November 6, 1998, approximately $408 million worth of shares had been repurchased. The company also has a $150 million stock repurchase program expiring December 31, 1999. Under the two programs, the company has repurchased approximately $488 million worth of shares since the programs began.

During the first nine months of 1998, cash decreased $36 million. Cash was provided by operating activities, the previously mentioned $300 million of debentures issued in the third quarter 1998, $300 million of debentures issued in first quarter 1998, and the issuance of $92 million of revolving debt. These funds were used to retire $94 million of revolving debt, pay $28 million to retire the first of two LTSSP bank loans, fund the company's capital expenditures program, and purchase $417 million of the company's common stock under the stock repurchase programs.

The company has agreements with a bank-sponsored entity for the revolving sale of credit card and trade receivables. During September 1998, these agreements were extended until September 1999, the expiration date of the supporting liquidity facilities related to these agreements. The maximum aggregate amount of receivables that can be sold and outstanding under these agreements is limited to $200 million, all of which was outstanding at September 30, 1998.

At September 30, 1998, no amounts were outstanding under the company's revolving bank credit facility of $1.5 billion, but $216 million in commercial paper and $250 million of the Phillips Petroleum Company Norway $300 million revolving credit facility were outstanding.

To meet its liquidity requirements, including funding its capital program, the company looks primarily to existing cash balances, cash generated from operations and financing.


Capital Expenditures and Investments

                              Millions of Dollars
             -----------------------------------------------------
                             Three Months Ended  Nine Months Ended
                                September 30        September 30
                             ------------------  -----------------
             Estimated 1998  1998          1997   1998        1997
             --------------  ------------------  -----------------

E&P              $1,426       573           345  1,114         811
GPM                  90        22            27     51          86
RM&T                241        49            53    154         158
Chemicals           261        66            63    188         172
Corporate
  and Other         101        22            17     67          50
------------------------------------------------------------------
                 $2,119       732           505  1,574       1,277
==================================================================

United States    $1,013       226           270    685         736
Foreign           1,106       506           235    889         541
------------------------------------------------------------------
                 $2,119       732           505  1,574       1,277
==================================================================


Phillips' Board of Directors recently approved an 18 percent increase in the company's capital budget, from $1.79 billion to $2.12 billion. This increase was primarily attributable to approval of the acquisition of a 7 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea. The company signed an agreement with the Republic of Kazakhstan on September 14, 1998, to acquire this interest. In addition, Phillips agreed to study the development, gathering and processing of natural gas, and the extraction, transportation and marketing of natural gas liquids on behalf of the government.
The exploration area consists of 10 blocks totaling nearly
2,000 square miles about 50 miles west-northwest of the giant Tengiz oil field onshore Kazakhstan. The offshore acreage comprises a number of prospects. The joint venturers, including Phillips, are committed to drill six exploration wells and conduct additional seismic work over six years, with an option to extend the exploration phase another two years. Drilling is expected to begin on the first well in the spring of 1999. The blocks are covered by a production-sharing agreement with the Kazakhstan government. The initial production phase of the contract is for 20 years, with options to extend the agreement another 20 years.

The Ekofisk II project to replace the majority of the facilities in the former Ekofisk complex was completed on schedule and about 20 percent under budget. Ekofisk II consists of two new platforms--one for drilling and production, and one for processing and transportation. It has taken longer than originally expected to reach stable operations at design capacity due to problems after start-up. However, crude oil production is expected to be at about 90 percent of the platform's design capacity in the fourth quarter. Field tests are under way on a poorly performing low-pressure separator, used to separate oil and gas from water, and a resolution is expected by late-1998 or early-1999. Production is expected to be shut-in for about a week while the separator is being repaired. In addition, a fire in a gas compressor caused production to be shut-in on October 12, 1998. Production restarted October 14, but gas production has been limited to about 60 percent of the platform's design capacity until the damaged compressor can be repaired. Actions are also being taken that are expected to debottleneck processing and increase crude oil production.

As a result of Ekofisk II, Phillips phased out or modified
10 existing platforms, installing 31 miles of new pipeline.
The company plans to submit a cessation plan for the redundant Ekofisk facilities to the Norwegian government in July 1999. Current plans are to sell as many platforms as possible for reuse. Phillips is evaluating the existing offshore hotel platform to determine how it will be impacted by continuing subsidence and expected usage over the license period. Studies are in progress to determine what future actions are necessary with regard to this facility, either to be moved, jacked up, or replaced with new construction. The cost of the project is still being analyzed, but is not expected to materially impact the financial position of the company.

Also in the Greater Ekofisk Area of the Norwegian North Sea, offshore construction activity related to the waterflood project for the Eldfisk field has commenced. Development drilling is expected to begin in mid-1999 and the new platform, controlled from an existing manned Eldfisk platform, is scheduled to start up in early 2000.

In western Venezuela, Phillips acquired interests in three projects under the third bid round. The company now holds a
90 percent interest in Ambrosio, a 31.5 percent interest in La Vela, and an 18 percent interest in LL-652. The company is operator on the Ambrosio block, where operations were taken over this year in June, and on La Vela, where drilling was recently
begun on the first of two exploration wells.   At LL-652, the
participants are proceeding with a plan for workovers, drilling new wells and upgrading the infrastructure for a major waterflood project.

In the North Cook Inlet of Alaska, the drilling of an additional well was recently completed on the Tyonek project. The results of this well, along with plans to test a previously drilled well, will help determine the reservoir size and commercial potential of the project. Engineering and commercial studies continue with the objective of reducing the cost of project development. Pending satisfactory results from these wells and the cost studies, plans for development will continue. The book investment was approximately $105 million at October 31, 1998. Depending on the reservoir size and project development costs, it is possible that some impairment of this asset will be required.

Other E&P spending has been focused on several key development projects during 1998. In the United Kingdom, development is under way at the Janice, Renee and Rubie fields, with expected production in the fourth quarter of 1998. Net peak production at Janice is expected to be 13,000 barrels of oil per day, and 9,000 barrels per day at the combined Renee and Rubie fields. In Denmark, the Siri development is expected to begin production in first quarter 1999. Recently approved, development of the Chinook discovery, offshore Louisiana, is scheduled to commence in fourth quarter 1998, with initial production expected in 2000. Phillips holds a one-third interest in Chinook.

GPM's capital expenditures and investments for the first nine months of 1998 were substantially lower than those of the same period in 1997, primarily because the 1997 period included a major gathering asset acquisition.

RM&T continued its retail marketing expansion during the first nine months of 1998, with the purchase of 12 retail outlets in the Dallas, Texas, area, and the opening of nine new outlets. In addition, four outlets were razed and rebuilt. Since the expansion program began, the company has acquired 36 retail outlets, opened 40 new ones, and razed and rebuilt 20 others. Both new outlets and those that are razed and rebuilt utilize the new Kicks 66 convenience store design. Also during the first nine months of 1998, the company sold 44 retail units in non-strategic areas.

The company's pipeline capacity has been expanded during 1998. Early in the year, Phillips purchased interests in an El Paso, Texas, terminal and pipeline system. Construction of a 148-mile pipeline to connect the Seaway Pipeline system to the company's existing Midwest distribution system near Wichita, Kansas, was also completed. Engineering and survey work has begun on a new 55-mile natural gas liquids pipeline from Wichita, Kansas, to Conway, Kansas, targeted for completion in second quarter 1999, to allow Phillips to better serve its customers by providing better access to propane and butane bulk storage in the Midwest.

In second quarter 1998, the company's Board of Directors approved the construction of a 36,000 barrels-per-day continuous catalyst regeneration reformer at the Sweeny, Texas, refinery and petrochemical complex. The new catalytic reformer is designed to convert a higher percentage of plant yield to higher-margin petrochemicals. This project is now scheduled to commence in early 1999, with completion scheduled for mid-2000.

On October 30, 1998, Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A. (PdVSA), signed agreements to form a limited partnership to build a 58,000 barrels-per-day coker and related facilities at Phillips' Sweeny Complex. A coker allows the processing of heavier, lower-cost crude oil, thus lowering crude oil acquisition costs. Under terms of the agreements, PdVSA will supply the refinery with up to 165,000 barrels per day of heavy Venezuelan crude oil once the coker is completed, which is scheduled to be in the fourth quarter of 2000. Phillips and PdVSA each hold a 50 percent interest in the limited partnership. The total capital cost of the project is estimated at $450 million, which will be financed by the limited partnership. Expenditures are expected to begin in late 1998.

During the third quarter in Chemicals, construction was completed on a 100 million-pounds-per-year methyl mercaptan plant at the company's Borger facility and production commenced. In addition, commercial production of metallocene compounds began at a new facility at the Phillips Research Center in Bartlesville, Oklahoma. Metallocene compounds are used to manufacture catalysts for the production of medium- and low-density linear polyethylenes. The plant's current annual capacity is expected to meet Phillips' and its licensees' projected yearly demand through at least the year 2000.

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


Year 2000 Update

General
-------

Phillips' company-wide Year 2000 Project (Project) is proceeding on schedule as planned. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1995, in order to improve access to business information through common, integrated computing systems across the company, Phillips began a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP) and, for certain E&P operations, Oracle Corporation (Oracle). The new systems, which are expected to make approximately 70 percent of the company's business computer systems Year 2000 compliant, are scheduled for completion by mid-1999. Implementation of the SAP programs is on schedule and was approximately 61 percent complete at September 30, 1998. Implementation of the Oracle programs is slightly behind schedule and was approximately 67 percent complete at that date. The company developed a contingency plan to make the programs that are scheduled to be replaced by the Oracle programs Year 2000 compliant. However, the company has determined that it is not necessary to implement the contingency plan at this time and estimates that the Oracle project will be completed by June 30, 1999. Remaining business software programs are expected to be made Year 2000 compliant through the Year 2000 Project, including those supplied by vendors, or they will be retired. None of the company's other information technology (IT) projects have been delayed due to the implementation of the Year 2000 Project.

Project
-------

Phillips' Project is divided into four major sections-- Infrastructure, Applications Software (Infrastructure and Applications Software are sometimes collectively referred to as "IT Systems"), third-party suppliers and customers (External Agents), and process control and instrumentation (PC&I). The company has engaged third parties, including Ernst & Young LLP, to assist in the completion of various phases of the Project.
The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items;
(3) assessing the Year 2000 compliance of items determined to be material to the company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant;
(5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location.

The inventory and priority assessment phases of each section of the Project have been completed. Material items are those believed by the company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues. The testing phases of the Project are being performed by the company.

The Infrastructure section consists of hardware and systems software other than Applications Software. This section is on schedule, and the company estimates that approximately 69 percent of the planned activities related to the section had been completed at September 30, 1998. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for the section commenced in third quarter 1998 and is scheduled for completion by mid-1999. All Infrastructure activities (related to definition, testing, and implementation of Year-2000-ready products) are scheduled to be completed by June 30, 1999.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The company estimates that the software conversion phase was 77 percent complete at September 30, 1998, and the remaining conversions are on schedule to be completed by mid-1999. The testing phase of this section, scheduled for completion by mid-1999, is ongoing. The vendor software replacements and upgrades were approximately 63 percent complete at September 30, 1998, and remaining replacements and upgrades will be completed on schedule by mid-1999. The testing phase is conducted as the software is replaced and is also scheduled to be completed by mid-1999. Contingency planning for this section began in third quarter 1998 and is scheduled for completion by mid-1999.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans as necessary, which are scheduled to commence in the fourth quarter of 1998, with completion by mid-1999. The company estimates that this section was on schedule and 27 percent completed at September 30, 1998. The process of evaluating these external agents began in third quarter 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999.

Plans detailing the critical tasks and resources required for the PC&I section of the Project have been developed. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the company. This section is on schedule and the company believes that the repair and testing of PC&I equipment is approximately 66 percent complete. The company estimates that 75 percent of the date-sensitive PC&I equipment will be Year 2000 ready by year-end 1998. The company has scheduled and expects that most repair and testing will be completed by mid-1999, with the remaining repair and testing to be completed in third quarter 1999 because of planned turnaround schedules. Contingency planning for this section began in third quarter 1998 and is scheduled to be completed by year-end 1999.

Costs
-----

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The estimated total cost of the Year 2000 Project is approximately $63 million. This estimate includes Phillips' estimated share of Year 2000 repair and replacement costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator, but does not include any estimates of liability for non-compliance. The total amount expended on the Project through September 30, 1998, was $26 million, of which approximately
$18 million related to the cost to repair or replace software and related hardware problems, approximately $7 million related to the cost of replacing non-compliant PC&I equipment, and approximately $1 million related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $37 million--$11 million to repair or replace software and related hardware, $18 million to repair or replace non-compliant PC&I equipment, $3 million to identify and communicate with External Agents, and $5 million for operations in which Phillips is not the operator. Funds for the Project are provided from a separate budget of $29 million for all items other than PC&I and External Agent costs, which are included in existing operating budgets. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates.

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

The above contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 38.

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

At year-end 1997, Phillips reported 43 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Two sites were added in the nine month period ending September 30, 1998. Of these 45 sites remaining at September 30, 1998, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At eight sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven other sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 17 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At September 30, 1998, accruals of $6 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $62 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $3 million for other environmental contingent liabilities, for total environmental accruals of $71 million. No one site represents more than 10 percent of the total.

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

During the first nine months of 1998, as part of a comprehensive environmental cost recovery project, the company entered into settlement agreements with certain of its historical liability and pollution insurers in exchange for releases or commutations of their present and future liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $109 million, all of which had been collected at September 30, 1998. At this time, the company is in negotiations with several other historical insurers. The ultimate amount, if any; the terms of the settlements; and the timing of recoveries from these other insurers remain uncertain.

OUTLOOK

On October 8, 1998, Phillips and Ultramar Diamond Shamrock Corporation (UDS) announced that they had signed a letter of intent to form a joint venture company to be named Diamond 66, combining all of the operating assets of UDS and the North American refining, marketing, and transportation operations of Phillips (including Phillips' interest in the previously mentioned limited partnership formed to build a 58,000 barrels-per-day coker at the Sweeny Complex). Under the terms of the letter of intent, UDS will own 55 percent and Phillips will own 45 percent of Diamond 66. Phillips will receive or retain a one-time cash or cash equivalent amount of $500 million from the joint venture company upon the closing of the transaction and a $300 million cash distribution one year from the closing of the transaction. Diamond 66 will be a consolidated subsidiary of UDS, who will account for the transaction as a stock purchase of Phillips' refining, marketing and transportation business. Phillips' minority interest in the joint venture will be reflected as an equity investment. The parties are working to close the transaction in the first quarter of 1999. Closing is subject to final approvals by the respective boards of directors, the negotiation and execution of definitive agreements, regulatory approvals, and the approval of UDS shareholders.

Phillips is participating in several appraisal wells on the north slope of Alaska at the Schrader Bluff and Northwest Eileen fields, which are satellite fields to the main Prudhoe Bay and Kuparuk fields. The results to date at Northwest Eileen have been successful, and the co-venturers plan to pursue an aggressive program for additional appraisal and development well drilling during 1999 and 2000. Testing of appraisal wells is under way at Schrader Bluff.

In Nigeria, the company's oil mining leases for production of oil and gas have been renewed for 30 years from June 14, 1997. These interests are operated on behalf of the company under a joint operating agreement with Nigerian Agip Oil Company (Agip). Recently, domestic unrest there has caused production interruptions. On October 5, 1998, two pipelines transporting oil and condensates to the Brass terminal were turned off, affecting 120,000 gross barrels of oil per day. Production was restored October 17, 1998. Estimated net production lost to Phillips was about 230,000 barrels.

In the United Kingdom, a development well drilled from the Maureen platform to extend production from the field was a dry hole. It is now expected that Maureen will cease production in 1999 or 2000. Phillips continues its effort to find another user for the Maureen platform and its review of other disposal options. An additional financial provision for decommissioning was recorded in third quarter 1998, which should cover the cost of any option currently being considered.

Production of liquefied natural gas at the Bayu-Undan gas field in the Timor Sea has been delayed at least two years from 2003 to 2005. The delay is due to the weak Asian market and disagreements with Phillips' major co-venturer concerning the potential location of the proposed liquefied natural gas plant. Due to the delay, Phillips is exploring opportunities for selling the gas in the domestic Australian market. If the company is unsuccessful at finding a market, the gas is expected to be reinjected. Initial production of the field's liquid reserves is expected in late 2002.

Phillips anticipates that the joint-venture project to develop extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela, in which it has a 20 percent interest, will be approved in 1999. Initial production is expected in 2000 with peak production in 2003 or 2004.

Phillips continues to jointly acquire, process and interpret 3-D seismic data with Mobil Corporation to build a portfolio of drilling prospects on its jointly held deep-water leases in the Gulf of Mexico. The delivery of a previously contracted deep-water drillship has been cancelled due to construction delays. However, drilling is planned to begin on the first prospect in early 1999 using a semi-submersible drilling rig.

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

Phillips operates in three countries where cutbacks in production have been announced. Norway previously volunteered to implement measures to cut back crude oil production on the Norwegian continental shelf by 3 percent for the remainder of 1998. This reduction plan is no longer anticipated to impact the Phillips-operated Ekofisk area fields since the yearly production volumes were reduced in the third quarter due to the previously mentioned production problems after start-up of Ekofisk II. The Nigerian government dictated quota reductions of 6 percent, effective
April 1, 1998, and an additional 9 percent, effective July 1,
1998. These affect leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil Company, but anticipated 1998 annual production from these leases falls within the limits allowed under the revised production arrangements. Venezuela, an OPEC member, has agreed to cut back oil production, but third-bid-round-property operators have not been asked to curtail production. Based on the above, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 1998.

Low crude oil prices and low chemical margins are expected to negatively impact earnings in fourth quarter 1998. However, production levels at Ekofisk have increased over third quarter levels and production is also expected to increase in the United Kingdom as a result of the start-up of production from the Janice field during fourth quarter, and a full quarter's production from the Britannia field, which began producing during the third quarter. These production increases could be somewhat offset if the previously mentioned domestic unrest in Nigeria causes production interruptions there. Natural gas prices are anticipated to increase in the fourth quarter as winter approaches.

The current climate of low crude oil prices could have the impact of shortening the economic limits on field lives, which potentially could reduce proved property reserve estimates sufficiently to trigger impairment losses. Phillips constantly monitors its assets for signs of potential impairment and recognizes impairment losses whenever the carrying amount of a field is not expected to be recovered by future, undiscounted cash flows. Given the current low level of crude oil prices, and indications of only modest recovery, a comprehensive impairment analysis of E&P properties is being conducted that is expected to be completed in the fourth quarter.

The company has a number of issues outstanding with the IRS related to tax years 1987 through 1992 that are expected to be resolved this year as a result of the favorable outcome in 1996 of the Kenai liquefied natural gas tax case related to the company's sales of liquefied natural gas from Kenai, Alaska. A favorable resolution of these issues would have a positive effect on net income and cash flow of up to $125 million while an unfavorable one would not impact the company's net income or cash position. All outstanding issues with the IRS for years prior to 1987 have been resolved.

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

 o The dates on which the company believes the Year 2000 Project will be completed and the SAP and Oracle business computer systems will be implemented are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. A delay in the implementation of SAP could also impact the company's readiness for the introduction of the Euro. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

                  PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

On October 8, 1998, Phillips and Ultramar Diamond Shamrock Corporation (UDS) announced that they had signed a letter of intent to contribute all of UDS's operating assets and the North American refining, marketing, and transportation operations of Phillips into a joint venture company to be named Diamond 66. Information describing this joint venture is located on page 35 in Management's Discussion and Analysis and is incorporated herein by reference.

At the July 1998 meeting of the company's Board of Directors, the date of the company's 1999 annual meeting of stockholders was changed from May 10, 1999, to May 3, 1999. This change will not impact the date, November 30, 1998, by which stockholder proposals must be submitted. Under Article II, Section 10 of the company's bylaws, Nominations and Stockholder Business (an advance notice bylaw), a stockholder must deliver to the company notice of nominations or other business to be considered at the 1999 annual meeting of stockholders not less than 60 nor more than 90 days prior to the anniversary of last year's meeting or not later than March 12, 1999, or earlier than February 10, 1999.

In September 1998, the Board of Directors, upon the recommendation of the Committee on Directors' Affairs, amended the second paragraph of Article II, Section 6, of the company's bylaws to increase the amounts that could be paid and received by a director or an affiliated entity before such director would not be considered independent under the definition of "Independent Director" in the bylaws. This change was made to update the amounts not changed since the Section was adopted in 1976.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

3(ii)  Bylaws of Phillips Petroleum Company, as amended effective
       September 14, 1998.

12     Computation of Ratio of Earnings to Fixed Charges.

27     Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended September 30, 1998, the company did not file any reports on Form 8-K.

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

November 10, 1998