Form 10-K405
period 1998-12-31
PHILLIPS PETROLEUM CO
filed 1999-03-23
CIK 78214

FORM 10-K
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended       December 31, 1998
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
      ------------------------------------     ------------------------
      Common Stock, $1.25 Par Value            New York, Pacific and
                                                Toronto Stock Exchanges
      Preferred Share Purchase Rights
        Expiring July 31, 1999                 New York Stock Exchange
      6.65% Notes due March 1, 2003            New York Stock Exchange
      6.65% Debentures due July 15, 2018       New York Stock Exchange
      7.125% Debentures due March 15, 2028     New York Stock Exchange
      7.20% Notes due November 1, 2023         New York Stock Exchange
      7.92% Notes due April 15, 2023           New York Stock Exchange
      8.24% Trust Originated Preferred
        SecuritiesSM (and the guarantees
        with respect thereto)                  New York Stock Exchange
      8.49% Notes due January 1, 2023          New York Stock Exchange
      8.86% Notes due May 15, 2022             New York Stock Exchange
      9% Notes due 2001                        New York Stock Exchange
      9.18% Notes due September 15, 2021       New York Stock Exchange
      9 3/8% Notes due 2011                    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes x   No
                                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Excluding shares held by affiliates, the registrant had 251,637,125 shares of Common Stock, $1.25 Par Value, outstanding at February 28, 1999. The aggregate market value of voting stock held by non-affiliates of the registrant was $9,735,211,273 as of February 28, 1999. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors and the Compensation and Benefits Trust to be affiliates, and deducted their stockholdings of 509,777 and 29,125,863 shares, respectively, in determining the aggregate market value.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           May 3, 1999 (Part III)

                        TABLE OF CONTENTS

                             Part I

   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties...........................   1
             Corporate Structure and Current Developments....   1
             Segment and Geographic Information..............   2
               E&P (Exploration and Production)..............   2
               GPM (Gas Gathering, Processing and Marketing). 14 RM&T (Refining, Marketing and Transportation). 15
               Chemicals.....................................  20
               Other.........................................  23
             Competition.....................................  24
             General.........................................  25
       3.  Legal Proceedings.................................  27
       4.  Submission of Matters to a Vote of
             Security Holders................................  27

                       --------------------

           Executive Officers of the Registrant..............  28

                             PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  30
       6.  Selected Financial Data...........................  31
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................  32
       7a. Quantitative and Qualitative Disclosures About
             Market Risk.....................................  54
       8.  Financial Statements and Supplementary Data.......  77
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......... 135

                             PART III

      10.  Directors and Executive Officers of the
             Registrant...................................... 136
      11.  Executive Compensation............................ 136
      12.  Security Ownership of Certain Beneficial
             Owners and Management........................... 136
      13.  Certain Relationships and Related Transactions.... 136

                             PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................... 137

                              PART I

Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the business of Phillips Petroleum Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "may," "plan" or "plans," "scheduled," "would," "could," "should," "perceives," "anticipate," "estimate," "designed," "will," "projected," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading:
"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 74.


Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND CURRENT DEVELOPMENTS

Phillips Petroleum Company was incorporated in Delaware on June 13, 1917. The company is headquartered where it was founded, in Bartlesville, Oklahoma. The company operates in four business segments: (1) Exploration and Production (E&P)--which explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis; (2) Gas Gathering, Processing and Marketing (GPM)--which gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico;
(3) Refining, Marketing and Transportation (RM&T)--which fractionates natural gas liquids and refines, markets and transports crude oil and petroleum products, primarily in the United States; and (4) Chemicals--which manufactures and markets petrochemicals and plastics on a worldwide basis. Support staffs provide technical, professional and other services to the business segments. At December 31, 1998, Phillips employed 17,300 people, slightly more than the previous year. In January 1999, the company announced its intention to reduce its work force by eliminating approximately 1,400 positions.

Current developments in 1998 included the following:

  o The completion of the Ekofisk II redevelopment project in the Norwegian North Sea (see page 6).

  o Phillips and co-venturers assumed production, redevelopment and exploration responsibilities for three fields in Venezuela under risk service contracts. Net production from the Ambrosio and LL-652 fields commenced in the second quarter of 1998 (see page 11).

  o The acquisition of a 7.1 percent interest in 10 blocks in the Caspian Sea, offshore Kazakhstan (see page 12).

  o The signing of agreements forming a limited partnership to construct a 58,000 barrels-per-day delayed coker and related facilities at the Sweeny Complex (see page 16).

  o The completion of construction of a 100 million-pounds-per-year methyl mercaptan plant at the Borger Complex (see page 21).


SEGMENT AND GEOGRAPHIC INFORMATION

Segment information about sales and other operating revenues, earnings, total assets and additional information, located in
Note 20--Segment Disclosures and Related Information in the Notes to Financial Statements on pages 112 through 115, is incorporated herein by reference.


E&P
---

The company's E&P segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis and produces coal and lignite in the United States. At December 31, 1998, E&P was producing in the United States (including the Gulf of Mexico), the Norwegian and U.K. sectors of the North Sea, Canada, Nigeria, Venezuela and offshore China. In March 1999, the company began producing from offshore Denmark.

The information listed below appears in the oil and gas operations disclosures on pages 116 through 133 and is incorporated herein by reference.

  o Proved worldwide crude oil, natural gas, and natural gas liquids reserves.

  o Net production of crude oil, natural gas and natural gas liquids.

  o Average sales prices of crude oil, natural gas and natural gas liquids.

  o  Average production costs per barrel-of-oil-equivalent.

  o  Developed and undeveloped acreage.

  o  Net wells completed, wells in progress and productive wells.

In 1998, Phillips' worldwide crude oil production averaged 222,000 barrels per day, a 4 percent decrease from 232,000 barrels per day in 1997. In 1998, 62,000 barrels per day of crude oil production was from the United States, down from 67,000 barrels per day in 1997. Lower U.S. production was due to field declines at Point Arguello, offshore California; Prudhoe Bay, Alaska; and at various fields in the Gulf of Mexico; as well as to property dispositions. Partially offsetting normal field declines was higher production from the Mahogany subsalt field, and new production from the Agate subsalt field, both in the Gulf of Mexico. Foreign crude oil production volumes decreased
3 percent in 1998, primarily as a result of downtime incurred during the tie-in of the new Ekofisk II facilities that affected both Norway and U.K. production; equipment problems encountered following the start-up of the Ekofisk II facilities; lower production volumes in Nigeria, due to civil unrest and production quotas; and China, due to weather-related shut-ins. These items were mostly offset by a full year's production from the J-Block and Armada fields in the U.K. North Sea and the Zama area of Canada, which was acquired in late 1997.

E&P's worldwide production of natural gas liquids averaged
13,000 barrels per day in 1998, compared with 14,000 barrels per day in 1997. U.S. production accounted for 3,000 barrels per day in 1998, compared with 4,000 barrels per day in 1997.

The company's worldwide production of natural gas averaged
1,452 million cubic feet per day in 1998, down slightly from 1997. U.S. natural gas production decreased 5 percent in 1998, primarily due to lower production of coal-seam gas in the San Juan Basin of New Mexico, as well as lower production from various fields in the Gulf of Mexico. Foreign natural gas production increased 8 percent in 1998, reflecting a full year's production from the J-Block and Armada fields, and new production from the Britannia field in the U.K. North Sea and the Zama area in Canada. These items were partially offset by lower natural gas production in Norway, due to the previously mentioned
Ekofisk II tie-in and post start-up problems.

Phillips' worldwide annual average crude oil sales price decreased 34 percent in 1998, to $12.20 per barrel. Both U.S. and foreign average prices were significantly lower than prior year's prices. E&P's annual average worldwide natural gas sales price decreased 12 percent to $2.15 per thousand cubic feet, led by 19 percent lower sales prices in the United States.

The company's finding and development costs in 1998 were $12.78 per barrel-of-oil-equivalent, compared with $4.42 in 1997. The increase in 1998 was mainly the result of negative oil and gas reserve revisions due to low prices and the acquisition of a
7.1 percent interest in 10 exploratory blocks in the Caspian Sea, offshore Kazakhstan. Over the last five years, Phillips' finding and development costs averaged $5.11 per barrel-of-oil-equivalent.

At December 31, 1998, Phillips held a combined 33.6 million net developed and undeveloped acres, compared with 33.9 million net acres at year-end 1997. The slight decline in net acreage is primarily attributable to relinquishing acreage in Algeria, partly offset by adding acreage in Greenland and acquiring new acreage in Angola and the Caspian Sea, offshore Kazakhstan. At year-end 1998, the company held acreage in 22 countries, and produced hydrocarbons in seven.


E&P--U.S. OPERATIONS

Phillips owns a 70 percent interest in a liquefied natural gas
(LNG) facility in Kenai, Alaska, which has supplied LNG to two utility companies in Japan for more than 29 years. Through refrigeration and compression techniques, and utilization of Phillips' proprietary Optimized Cascade LNG technology, the company liquefies natural gas produced from its North Cook Inlet field and transports the LNG to Japan, where it is reconverted into dry gas at the receiving terminal. Phillips sold almost
46 billion cubic feet of LNG to Japan in 1998, and marked its 1,000th shipment of LNG to Japan in October.

In the North Cook Inlet of Alaska, Phillips completed drilling and appraisal of the Tyonek Deep prospect, in which the company owns a 100 percent working interest. An evaluation concluded that the project was not economical at current oil prices. As a result, the investment in this prospect was written-off in the fourth quarter of 1998.

Phillips is participating in several appraisal wells on the North Slope of Alaska at Schrader Bluff and Northwest Eileen, which are satellite prospects to the main Prudhoe Bay field. The drilling results to date at Northwest Eileen have been successful, and the co-venturers plan to pursue additional appraisal and development wells in 1999 and 2000. Two appraisal wells drilled in the Schrader Bluff area were tested in early 1999 and support further project evaluation. Phillips owns 10 and 21 percent interests in the Northwest Eileen and Schrader Bluff satellite prospects, respectively. Initial production is currently planned for 2001.

Phillips was awarded 13 blocks in the Beaufort Sea offshore Alaska, which are in addition to Phillips' state leases in the area. The acquisition of three-dimensional seismic data began in 1998 over the Pike prospect and is scheduled to be completed in 1999. Drilling is scheduled to begin in 2001.

Phillips holds a 33.3 percent interest in 119 deep-water blocks and a 100 percent interest in six other deep-water blocks, in the Gulf of Mexico, centered primarily in the Garden Banks, Green Canyon and Walker Ridge areas. Geophysical and geological evaluations continued in 1998 to build a portfolio of drilling prospects. Drilling is planned to begin in 1999.

Net production from Phillips' subsalt Mahogany (Ship Shoal Blocks 349/359) field in the Gulf of Mexico averaged
3,800 barrels per day in 1998, a 35 percent increase over 1997. The Agate (Ship Shoal South Block 361) field was completed in June 1998, and tied in to the Mahogany platform. In
December 1998, Agate produced at a net rate of 800 barrels of condensate per day and 6.7 million cubic feet of gas per day. Phillips owns a 37.5 percent interest in the Mahogany field, and a 50 percent interest in the Agate field.

Net production from the company's three jointly owned coal and lignite mines was 1.9 million tons in 1998, compared with
1.8 million tons in 1997. The mines are located in Louisiana, Texas and Wyoming. Phillips has a 50 percent-equity interest in each.

Construction began in 1998 on a lignite mine in Mississippi with an expected capacity of 3.2 million tons per year. Commercial production is expected to begin in 2000. Phillips will own
75 percent of the mine, which will provide fuel for a power plant to be built and owned by a third party in northeast Mississippi.

E&P--NORWEGIAN OPERATIONS

In 1969, Phillips discovered the giant Ekofisk field, located almost 200 miles offshore Norway in the center of the North Sea. Production from Ekofisk began in 1971, and by 1980, seven fields in the Ekofisk area were producing. The eighth field, Embla, began production in 1993.


Ekofisk II

The Ekofisk Complex, a major Phillips oil and gas installation, includes drilling and production platforms, processing equipment, compressors, storage tanks, living quarters for crews and a communications network. In 1994, Phillips announced plans to essentially rebuild the Ekofisk Complex, due to subsidence problems. The project, called Ekofisk II, was completed in 1998, and extended the life of Ekofisk to the year 2028. The project included the installation of a new wellhead platform, which began operation in 1996, and a new transportation and processing platform, which began in August 1998. It has taken longer than originally expected to reach stable operations at design capacity due to problems caused by a malfunctioning low-pressure separator and compressor failures after start-up. Problems with the low-pressure separator have been mitigated for the near-term through optimization of existing processing capacity, and crude oil production is expected to approach the platform's design capacity of 107,000 net barrels per day in the first quarter of 1999. A long-term solution for the separator and gas processing problems has been identified and production is expected to be shut-in for about a week during May 1999 to perform modifications to the separator and the Ekofisk II gas processing plant.

The company expects to submit a cessation plan for the facilities made redundant by Ekofisk II to the Norwegian government in late 1999. Current plans are to sell as many platforms as possible for reuse. Four fields in the Ekofisk area (Cod, Albuskjell, Edda and West Ekofisk) were shut-in in August 1998, because the tie-in of these fields to the Ekofisk II facilities was determined to be uneconomical based on remaining reserves, existing platform operating costs and tie-in costs. The combined net liquids production from these fields in 1998 was approximately 417,000 barrels.

Phillips is evaluating the existing offshore hotel platform to determine how it will be impacted by continuing subsidence and expected usage over the extended license period. Studies are in progress to determine what future actions are necessary with regard to this facility, either to be left in place, moved, jacked up, or replaced with new construction in the future.

Eldfisk Improved Oil Recovery

Phillips is proceeding with a water-injection program at the Eldfisk field, the second-largest field in the Ekofisk area. The project includes a new unmanned platform, new pipelines and modification of existing facilities. The platform, which will include water-injection, gas-lift and gas-injection equipment, is scheduled to begin water injection in the fourth quarter of 1999, and will be controlled from a nearby manned platform. The completed facility will include eight injection wells--seven for water and one for gas. Total water injection capacity will be 670,000 barrels per day, enough to serve Eldfisk and provide a new source for the ongoing Ekofisk waterflood project 15 miles away. This project is expected to increase Phillips' net recovery from the field by approximately 57 million barrels-of-oil-equivalent over 17 years.


Ekofisk Area Working Interest

Through December 31, 1998, Phillips held a 36.96 percent working interest in the Ekofisk area. Beginning January 1, 1999, Phillips' interest became 35.11 percent, due to the Norwegian state's funding of 5 percent of the Ekofisk II expenditures in exchange for a 5 percent direct interest in the production license beginning January 1, 1999. In addition, the 10 percent royalty charged on oil and natural gas liquids production was eliminated.


Exploration

As part of its Norwegian operations in the North Sea, Phillips has interests in five licenses offshore Denmark. On one license, the company participated in the discovery of the Siri field in December 1995, where a 1996 appraisal well was also successful. Initial production began in March 1999, with total anticipated 1999 production at a net rate to Phillips of 4,100 barrels per day. Phillips holds a 12.5 percent interest in the Siri license. A successful exploratory well was drilled late in 1996 on the Siri East, a separate prospect on the same license. Siri East may be developed as a satellite field to Siri. Phillips is the operator and holds a 35 percent interest in a second license, located in the westernmost part of the Danish shelf immediately south of the Ekofisk area, where three-dimensional seismic data is being evaluated.

Phillips was also named the operator under three additional licenses in the Danish sector of the North Sea, awarded in Denmark's fifth licensing round. A major three-dimensional seismic program is planned for 1999. Phillips holds a 30 percent interest in these blocks located in the Danish Central Graben.

Phillips holds a 38.25 percent interest in a license offshore western Greenland covering 2.3 million acres. Seismic data has been acquired and the first exploration well is now planned for 2000. Phillips was awarded a second license in 1998 for
1.2 million acres offshore western Greenland, in the Sisimiut area. Seismic acquisition and evaluation is planned through 1999. Phillips holds a 34 percent interest in the second license.


E&P--U.K. OPERATIONS

The Judy/Joanne fields comprise J-Block, the company's largest producing field in the U.K. North Sea. In 1998, J-Block net production averaged 17,400 barrels per day of liquids and
90.7 million cubic feet per day of gas.  Phillips holds a
36.5 percent interest.

The J-Block production facilities were designed with extra capacity to provide the infrastructure needed to cost-effectively develop other discoveries in the area. Jade, discovered in 1996, was successfully appraised in 1997.
Development is planned from a wellhead platform and pipeline tied to the J-Block facilities. Production is expected by year-end
2001. Phillips is the operator and holds a 32.5 percent interest in Jade.

Also tying into the J-Block infrastructure is the Janice field, for which development approval was obtained in 1997. The Janice floating production facility was moved on-site in December 1998, and first production started in February 1999. The Janice field's anticipated peak net production, which is expected to be reached in the second quarter of 1999, is 13,500 barrels of liquids per day and 7 million cubic feet of gas per day. Phillips owns a 24.4 percent interest.

An exploration well in block 30/7a, 4.5 miles from the J-Block production platform, was tested in early 1999 at a rate of 4,000 barrels of oil per day and 42 million cubic feet of gas per day. Appraisal and development studies are under way. Phillips is the operator with a 36.5 percent interest.

Phillips holds an 11.45 percent interest in the Armada field, and a 6.78 percent interest in the Britannia field, two large fields in the U.K. North Sea. Armada began production in late 1997, averaging a net rate of 2,800 barrels of liquids per day and 44 million cubic feet of natural gas per day in 1998. Commercial production from Britannia began in the summer of 1998, and in December net production averaged 3,300 barrels of liquids per day and 38 million cubic feet of natural gas per day.

Joint development of the Renee and Rubie fields is under way with first production from Renee starting in February 1999 and first production from Rubie expected in April 1999. Net production of 10,600 barrels per day of liquids is expected in the fourth quarter of 1999. Renee/Rubie is a subsea development, tied in to a third-party production facility. Phillips is the operator and holds a 43.77 percent interest in the Renee field and a 27 percent interest in the Rubie field.

Two discovery wells were drilled in 1997 on the Kate and Tornado prospects that straddle three blocks in the U.K. North Sea. Phillips and its co-venturers operate the 22/28a block (in which Phillips holds a 62.74 percent interest), while Shell U.K. Exploration and Production Company (Shell) and its co-venturer operate blocks 22/23b and 22/28b. Phillips drilled an appraisal well in block 22/28a in 1998, which was suspended pending further evaluation. The Shell group began drilling a further appraisal well in block 22/23b in the first quarter of 1999.

Phillips has interests in 53 blocks offshore the United Kingdom and Ireland in the Atlantic Margin. The company holds an average working interest of 40 percent in the blocks, which cover
1,764 square miles. Included in the portfolio is a prospect west of the Shetland Islands, where Phillips and its co-venturers plan to spud an initial well in 1999.


E&P--OTHER OPERATIONS

China:

In the South China Sea, Phillips' combined net production of crude oil from its Xijiang facilities averaged 13,000 barrels per day in 1998, compared with 15,000 barrels per day in 1997. The company has scheduled an extended maintenance shutdown in 1999 for the Xijiang production platform and floating production storage and offloading vessel. Two months of downtime is expected, beginning in July. The company estimates that the net production deferred during the shutdown will be approximately 800,000 barrels.

Phillips has drilled four wells in the Bozhong block off China's northern coast in Bohai Bay. Two wells did not encounter commercial quantities of hydrocarbons, while the other two wells were discoveries. Phillips is evaluating the drilling results and seismic surveys before resuming drilling operations, scheduled for 1999. Phillips is the operator and holds a 60 percent interest in the block. The China National Offshore Oil Corporation has the right to acquire up to a 51 percent interest in any development.


Nigeria:

In Nigeria, the company's non-operating interests in 23 fields yielded net average crude oil production of 19,000 barrels per day, 17 percent lower than 1997, due mainly to civil unrest and production quotas.

The company's oil mining leases for production of oil and gas were renewed in 1998 for 30 years, effective June 1997. These leases are operated on behalf of the company under a joint operating agreement with Nigerian Agip Oil Company. Domestic unrest in Nigeria resulted in production interruptions in 1998. Estimated net production deferred was about 230,000 barrels.


Australia:

Phillips discovered the Bayu-Undan gas/condensate field, located in the Timor Sea Zone of Cooperation between Australia and Indonesia, in 1995. Subsequent drilling revealed the field extended into an adjacent block, operated by BHP Petroleum Pty. Ltd. (BHPP). It was decided to unitize both blocks and develop Bayu-Undan as a single field, with BHPP as unit operator.

Initial production of the field's condensate is expected in late 2002. Production of liquefied natural gas (LNG) from the field has been delayed until 2005 or later, due to the weak Asian LNG market. Phillips is exploring opportunities for selling the gas into the domestic Australian market. If this is unsuccessful, the gas is expected to be reinjected. Phillips holds a
26.9 percent interest in the field.

In early 1999, Phillips and a co-venturer were awarded a production license for the Athena gas/condensate discovery in the Carnarvon basin, offshore western Australia. Phillips has a 50 percent interest in the prospect. A dry hole was drilled in early 1999 on a separate prospect in the Carnarvon basin.
Further exploratory drilling is planned in 1999.

Venezuela:

Phillips is participating with a subsidiary of Venezuela's state oil company, along with two other co-venturers, to develop extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela. The co-venturers are planning to move forward with the project when economic conditions improve. In the interim, project costs will be reduced to a minimum level that still allows for a rapid project reactivation when justified. Phillips has a 20 percent interest.

Phillips acquired interests in three projects in the Venezuela third bid round. The company now holds a 90 percent working interest in Ambrosio and an 18 percent working interest in LL-652, both located in Lake Maracaibo; and a 31.5 percent working interest in La Vela, located off the northwestern coast, east of the Paraguana Peninsula and north of Lake Maracaibo. Phillips is operator of the Ambrosio block, where operations were taken over in June 1998, and of La Vela, where exploratory drilling began in late 1998. Plans at Ambrosio include drilling new wells, redrilling inactive wells, and performing workovers on existing wells. These activities are projected to increase Ambrosio net production to an estimated 21,000 barrels per day by 2003. At LL-652, the participants are proceeding with a plan for workovers, drilling new wells and upgrading the infrastructure for a major waterflood project. First production from Ambrosio and LL-652 began in June 1998.


Canada:

In Canada, Phillips increased its net reserves by approximately 80 million barrels-of-oil-equivalent in late 1997 with the acquisition of 100 million barrels-of-oil-equivalent in the Zama area and trade of 20 million barrels-of-oil-equivalent in a heavy oil property at Coleville. This led to a 77 percent increase in Phillips' barrel-of-oil-equivalent average 1998 production rate in Canada. An active exploitation and drilling program is under way at Zama, with the expectation of increasing 1999 gas production volumes by greater than 50 percent over 1998.


In other exploration activity:

  o Phillips has an exploration-and-production-sharing contract with the Sultanate of Oman, which will allow Phillips to explore 4.6 million acres in southern Oman. Acquisition of seismic data began in late 1997 and was completed in 1998. The company has committed to drill up to five wells spanning three exploration phases over a nine-year period. The first phase has one well scheduled, while in each of the next two phases two wells are scheduled. The first well is planned for 1999. Phillips has the right to exit after each exploration phase.

  o In early 1997, Phillips signed a seven-year license agreement with Peru's state-owned oil company, which will enable Phillips to explore 2.5 million acres in southeastern Peru. The first exploration well, in block 82 in the Madre de Dios Basin, was plugged and abandoned in early 1999 as a dry hole. Phillips is evaluating and integrating the well results into its exploration plans for the area. Phillips is the operator and holds a 50 percent interest.

  o Phillips completed an acquisition of seismic in block 17/18 of the Indian Ocean, offshore South Africa. Exploratory drilling is planned for late 1999 or early 2000. Phillips is the operator of the 14.5 million acre sublease, with a 40 percent interest.

  o In September 1998, Phillips acquired a 7.1 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea. The exploration area consists of 10 blocks totaling nearly 2,000 square miles about 50 miles west-northwest of the giant Tengiz oil field onshore Kazakhstan. The joint venturers are committed to drill six exploration wells and conduct additional seismic work over six years, with an option to extend the exploration phase another two years. Drilling is expected to begin in the summer of 1999. The blocks are covered by a production-sharing agreement with the Kazakhstan government. The initial production phase of the contract is for 20 years, with options to extend the agreement another 20 years.

  o Phillips acquired a 40 percent interest in an exploration block in Angola. Phillips has an option to become the operator for the development phase. New three-dimensional seismic data was acquired over the block in 1998.
     Exploration drilling is planned for 2000.


E&P--RESERVES

In 1998, on a barrel-of-oil-equivalent basis, Phillips replaced 62 percent of the reserves it produced during the year, compared with 164 percent in 1997. The 1998 total includes replacement of 159 percent of foreign production. U.S. reserves, excluding the impact of production, declined during the year.

U.S. reserves decreased 13 percent, while foreign reserves increased 4 percent. Total worldwide proved reserves on a barrel-of-oil-equivalent basis were 2.21 billion barrels at year-end 1998, a 3 percent decline from year-end 1997. Liquids reserves declined 2 percent, while natural gas reserves decreased 4 percent. Natural gas comprises 47 percent of Phillips' proved worldwide hydrocarbon reserves and 68 percent of U.S. reserves. Eighty-seven percent of Phillips' proved reserves base is located in North America and the North Sea. From 1994 through 1998, Phillips' five-year-average barrel-of-oil-equivalent production replacement equaled 117 percent.

Estimates of proved reserves are based upon reservoir information, technology and economics available at the time the estimates are made. Adjustments are made to reflect changes in economic conditions, results of drilling and production, and the technical re-evaluation of reservoirs.

The company has not filed any figures with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 1998. No difference exists between the company's estimated total proved reserves for year-end 1997 and year-end 1996, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 1998.


DELIVERY COMMITMENTS

Phillips has a commitment to deliver a fixed and determinable quantity of liquefied natural gas in the future to two utility customers in Japan. The company is obligated over the next three years to supply a total of 135 billion cubic feet of liquefied natural gas. Production from one field in Alaska, with estimated proved reserves greater than the company's obligation and estimated production levels sufficient to meet the required delivery amount, will be used to fulfill the obligation.

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

GPM
---

GPM gathers and processes both natural gas purchased from others and natural gas produced from the company's E&P reserves. The natural gas liquids--ethane, propane, butanes and pentanes--are extracted and sold in an unfractionated state primarily to the company's RM&T operations, where they are used as feedstock or sold to outside customers. The residue gas remaining after the liquids are extracted is sold to outside customers or used as fuel in Phillips' operations. GPM owns 14 natural gas liquids extraction plants, and operates or has an interest in two more. The plants are located in Texas (9), Oklahoma (3), and New Mexico (4). In addition, GPM operates gas gathering systems with approximately 28,300 miles of active gas gathering pipelines, with some 19,400 meter connections to producing wells.

During 1998, GPM:

  o restarted its Zia plant in New Mexico in an arrangement with another processor that was considering expanding its plant in the area;

  o shut down the Quarry plant in central Texas and consolidated its raw gas supply into the Giddings plant; and

  o sold the Roberts Ranch plant, a move consistent with GPM's rationalization of assets to improve operating efficiencies and cost structure.

Technology continued to play a key role in GPM's objectives of providing superior customer service, and operating its plants and systems efficiently and consistently. A major improvement effort--adding distributive control system technology to all GPM-owned and operated processing plants--is scheduled to be completed by the end of 2000. With this technology, plant operations can be monitored from a central control room and plant operators have more accurate and timely information. This improves operating consistency, increases the extraction of natural gas liquids and lowers energy consumption.

Further technological improvements in 1998 included the continued installation of remote monitoring and control equipment at GPM's key field compression sites, scheduled to be completed in the year 2000. These improvements allow for the monitoring of remote compressors from a central location, providing a more efficient use of resources and reducing compression downtime.

GPM also utilizes electronic flow measurement and radio telemetry equipment. Wellhead production data, which was once collected manually, is now transmitted electronically, providing more timely and accurate data, giving producers more flexibility in monitoring their well production.

GPM's raw gas throughput averaged 1,847 million cubic feet per day in 1998, compared with 1,983 million cubic feet per day in 1997. The reduction was primarily due to field production declines in the Austin Chalk area of south-central Texas and the sale of a small gathering system. Raw gas purchased from Phillips E&P represented approximately 8 percent of GPM's total throughput in 1998 and 1997.

GPM continued to be a significant U.S. producer of natural gas liquids. GPM's natural gas liquids production was as follows:

                                       Thousands of Barrels Daily
                                       --------------------------
                                       1998       1997       1996
                                       --------------------------

From Phillips E&P leasehold gas          15         15         17
From gas purchased outside Phillips     142        140        131
-----------------------------------------------------------------
                                        157        155        148
=================================================================


Residue gas sales were 988 million cubic feet per day in 1998, compared with 1,046 million cubic feet per day in 1997. GPM sells residue gas under contracts with prices that are indexed to gas markets. In 1998, approximately 63 percent of the residue gas sales volumes were sold under contracts with a term of one year or longer, compared with 58 percent in 1997. The remaining residue gas sales volumes were either sold on a daily or monthly basis.

At year-end 1998, gross raw natural gas supplies available for processing through GPM-operated plants were estimated at
6.9 trillion cubic feet, compared with 7.1 trillion cubic feet at year-end 1997. At both year-end 1998 and 1997, the company estimates that these supplies included about 643 million barrels of natural gas liquids, assuming full ethane extraction.


RM&T
----

On October 8, 1998, Phillips and Ultramar Diamond Shamrock Corporation (UDS) announced that they had signed a letter of intent that would have formed a joint venture to be named Diamond 66, combining all of the operating assets of UDS and the North American refining, marketing and transportation operations of Phillips. The two companies were unable to come to final agreement on some of the key terms of the proposed transaction and discussions were terminated on March 19, 1999.

REFINING

Phillips owns and operates three crude oil refineries in the United States having an aggregate rated crude oil refining capacity at year-end 1998 of 355,000 barrels per day. The aggregate rated capacity was increased 10,000 barrels per day effective January 1, 1998. The company also has 50 percent ownership of a refinery in Teesside, England. RM&T's total natural gas liquids fractionation capacity at December 31, 1998, was 252,000 barrels per day, which included Phillips' share in a fractionation facility in Conway, Kansas, of 42,000 barrels per day. The company's refineries ran at 94 percent of capacity in 1998, compared with 91 percent in 1997. The improvement in capacity utilization was the result of less maintenance downtime in 1998, and was achieved even though the Sweeny refinery was temporarily shut down in the third quarter of 1998 by flooding caused by a tropical storm.


Sweeny Complex

The Sweeny Complex is located in Old Ocean, Texas, about 65 miles southwest of Houston. It is the company's largest operating facility, and includes a refinery, natural gas liquids fractionator and petrochemicals operations (see Chemicals segment). It has a crude oil processing capacity of 205,000 barrels per day and a natural gas liquids fractionation capacity of 115,000 barrels per day. The refinery receives crude oil from Phillips' and jointly owned terminals on the Gulf Coast, including a deep-water terminal on the Gulf of Mexico at Freeport, Texas. The facility receives natural gas liquids feedstocks through company-owned pipelines.

In the fourth quarter of 1998, Phillips, the Venezuelan state oil company, Petroleos de Venezuela S.A. (PdVSA), and affiliates signed agreements forming a limited partnership to construct a 58,000 barrels-per-day delayed coker and related facilities at the Sweeny Complex. A delayed coker uses a thermal process to remove heavy materials from crude oil and turn them into petroleum coke, a substitute for coal in power generation. The remaining liquids are then sent to other units in the refinery to be upgraded into more valuable products, such as gasoline and distillates. A delayed coker allows the processing of heavy, sour, lower-cost crude oil, thereby lowering crude oil acquisition costs. Under the terms of the agreements, PdVSA would supply the Sweeny refinery with up to 165,000 barrels per day of Venezuelan Merey crude oil, once the project is completed, which is scheduled to be in the fourth quarter of 2000. Phillips holds an indirect 50 percent interest in the coker project.

Catalytic reforming is a key refinery process for producing large quantities of high-octane gasoline, aromatics and hydrogen. Over the years, the industry's catalytic reforming technology has advanced, making the process more efficient at increasing the yields of higher-margin aromatics. To capitalize on this technology, Phillips intends to replace two existing catalytic reformers at Sweeny with a new, 36,000 barrels-per-day continuous catalyst regeneration reformer. This would increase aromatics yield with only a small reduction in gasoline production. The project would also provide more hydrogen, which will be needed for the new coker. Construction began in January 1999, with completion scheduled for the second quarter of 2000.

In the first quarter of 1998, Phillips and a subsidiary of Central and South West Corporation (CSW) completed the construction of a 325-megawatt cogeneration plant that produces electricity from natural-gas powered turbines. The heat exhausted from the turbines produces steam, supplying the Sweeny Complex's needs and offering cost benefits for both CSW and Phillips.


Borger Complex

The Borger Complex is located in Borger, Texas, in the Texas Panhandle near Amarillo. It is Phillips' second-largest operating facility, and includes a refinery, natural gas liquids fractionator and petrochemicals operations (included in the Chemicals segment). It has a crude oil processing capacity of 125,000 barrels per day and a natural gas liquids fractionation capacity of 95,000 barrels per day. The refinery receives crude oil and natural gas liquids feedstocks from Phillips' pipelines in West Texas and the Panhandle. The Borger Complex can also receive water-borne crude oil via Phillips' pipeline systems.

Phillips and a subsidiary of Southwestern Public Service Company continued construction in 1998 on a cogeneration facility. Scheduled to begin commercial operation in the first quarter of 1999, the facility will produce electricity for the utility and steam for use at the Borger Complex.


Woods Cross Refinery

The Woods Cross refinery is located near Salt Lake City, Utah.
It has a crude oil processing capacity of 25,000 barrels per day.
The refinery receives crude oil via pipelines from Canada, Colorado and southern Wyoming, and by truck from southern Utah.

Teesside, England, Refinery

Phillips owns a 50 percent-equity interest in a refinery in Teesside, England, with a gross crude oil processing capacity of 117,000 barrels per day. The facility processes crude oil to produce naphtha, middle distillates and fuel oil.


Supply and Output

The average purchase cost of a barrel of crude oil delivered to the U.S. refineries in 1998 was $13.10, 33 percent lower than $19.67 per barrel in 1997. Thirty-nine percent of the crude oil processed by the U.S. refineries in 1998 was supplied from the United States, with the remainder provided from Saudi Arabia, and, to a lesser extent, by purchases from West Africa, South America, and the North Sea. In 1997, 44 percent of the crude oil processed was supplied from the United States.

Net E&P production satisfied 59 percent of Phillips' 1998 crude oil refining requirements, which consisted of U.S. refinery crude oil runs of 335,000 barrels per day and crude oil supplied to the Teesside refinery of 41,000 barrels per day. The ratio of net E&P crude oil production to refining requirements for 1999 is estimated at 65 percent. As in 1998, crude oil purchases in 1999 are anticipated to be supplied primarily from crude oil produced in the United States, along with Saudi Arabia, West Africa, South America, and the North Sea.

Phillips' refineries produce a variety of petroleum products, including gasoline, distillates (which includes diesel fuel, heating oil and kerosene), aviation gasoline, jet fuel, solvents and petrochemical feedstocks. Gasoline and distillates are the most significant part of RM&T's product slate, along with fractionated natural gas liquids.

Total output from refining operations averaged 578,000 barrels per day, compared with 548,000 barrels per day in 1997. The increase was due to improved operating consistency in 1998.

Phillips continued implementation of its supply chain management program in 1998. This effort involves improved coordination of materials handling, from feedstock acquisition through final refined products sales, designed to improve margins. Benefits include improved sales and production forecasting, improved inventory management, and lower costs for crude oil and refined products acquisition and transportation.

MARKETING

In the United States, the company's wholesale and retail operations market refined products in 26 states under the Phillips 66 trademark. Gasoline and other products are distributed in the United States through approximately
6,900 retail outlets, bulk distributing plants, airport dealers and marinas. Of these, Phillips owns and operates 202 retail outlets, and operates another 78 on leased property.

RM&T's total gasoline sales volumes in the United States decreased 4 percent in 1998, due to lower spot market sales. Total distillates sales volumes in RM&T increased 6 percent in 1998. In total, RM&T petroleum products sales in the United States, from both Phillips' refinery output and purchased products, averaged 636,000 barrels per day during 1998, compared with 630,000 barrels per day in 1997.

The company continued its retail-marketing rationalization and expansion program in 1998, with the opening of 14 new retail outlets and the acquisition of 18 others. In addition, eight existing units were razed and rebuilt. Since the program began in 1996, the company has acquired 42 retail outlets, opened 45 new ones, and razed and rebuilt 24 others. The company sold 70 retail outlets in 1998, all to Phillips branded marketers. Phillips has improved operating efficiencies by reducing the number of metropolitan areas where it operates retail outlets from 23 in 1996 to 16 at year-end 1998.


TRANSPORTATION

Phillips' RM&T segment owns or has an interest in 6,987 miles of common-carrier crude oil, raw natural gas liquids and products pipeline systems, of which 6,087 miles are company operated. The largest segment of the total system consists of 2,000 miles of products line extending from the Texas Panhandle to East Chicago, Indiana. Various companies in which Phillips owns an equity interest have another 10,013 miles of pipeline. In addition to these pipelines, the company has a 1.36 percent interest in the 800-mile Trans-Alaska Pipeline System, which is included in the E&P segment.

In addition to two leased LNG tankers utilized in the company's
E&P operations, the company has a U.S.-flag tanker of 37,000 tons under charter. Phillips also owns or leases barges, tank cars, hopper cars, corporate aircraft and trucks.

The company's pipeline capacity was expanded during 1998.  In
March 1998, Phillips purchased an interest in an El Paso, Texas, terminal and 408-mile pipeline system from McKee, Texas, to

El Paso. Construction of a 148-mile petroleum products pipeline to connect the Seaway pipeline system, near Cushing, Oklahoma, to the company's existing Midwest pipeline distribution system, near Wichita, Kansas, was also completed. Work also began on a new 55-mile natural gas liquids pipeline from Wichita to Conway, Kansas, scheduled for completion in the second quarter of 1999. This system will allow Phillips' customers better access to propane and butane bulk storage in the Midwest.


Chemicals
---------

The Chemicals segment is composed of:

  o Petrochemical products--Primary products manufactured in these operations include ethylene, propylene, paraxylene, cyclohexane, and methyl mercaptan. Major production facilities are located at the Sweeny Complex in Texas and in Puerto Rico. Phillips also owns an equity interest in an ethylene/propylene plant at the Sweeny Complex. Methyl mercaptan is produced at the Borger Complex in Texas.

  o Plastics products--Key products manufactured in these operations include polyethylene, polypropylene, K-Resin, plastic pipe and Ryton. The company's major production facility is the Houston Chemical Complex (HCC), near Houston, Texas. The company owns equity interests in polyethylene plants in Singapore and China, and polypropylene facilities at HCC. Ryton is produced at the Borger Complex and plastic pipe is manufactured at six regionally located U.S. plants, as well as through a joint venture in Mexico.


PETROCHEMICALS

Ethylene is one of the most significant products for the Chemicals segment. Phillips produces ethylene and propylene at the Sweeny Complex, through both 100 percent-owned units and the 50 percent-owned Sweeny Olefins Limited Partnership (SOLP). Feedstocks for these operations include purchases of natural gas liquids from Phillips' RM&T segment, as well as purchases from third parties. A significant volume of Phillips' ethylene is used within Phillips as a feedstock for manufacturing polyethylene. Propylene is used as a feedstock for manufacturing polypropylene. Phillips' share of the Sweeny Complex's annual ethylene and propylene capacities, including SOLP's, is
3.6 billion pounds and 950 million pounds, respectively. Net production of ethylene in 1998 totaled 3.1 billion pounds, compared with 3.2 billion pounds in 1997. The decrease reflected a maintenance turnaround in 1998, along with a temporary shutdown of the Sweeny facility due to flooding caused by a tropical storm. This downtime was mostly offset by higher full-year capacity following the restart of a wholly owned 400 million-pound-per-year ethylene unit during 1997.

Paraxylene and cyclohexane are produced at the company's Puerto Rico Core facility in Guayama, Puerto Rico; and cyclohexane is also produced at the Sweeny Complex. Paraxylene is a feedstock for polyester resin, used to produce fibers and plastic soft-drink bottles, while cyclohexane is used as a feedstock for nylon. In 1997, the company completed a paraxylene expansion at Puerto Rico Core, increasing design capacity to 880 million pounds per year. This resulted in a 27 percent increase in paraxylene production in 1998, to 700 million pounds. However, this was below capacity, due to weather-related shutdowns and weak demand.

As part of the company's growth strategy for its specialty chemicals business, Phillips completed construction of a 100 million-pounds-per-year methyl mercaptan plant at its Borger Complex, with first production late in the third quarter of 1998. Methyl mercaptan is a sulfur-based chemical mainly used in the production of methionine, a feed supplement for poultry. Methyl mercaptan is also a raw ingredient for agricultural chemicals. The new facility uses hydrogen sulfide produced at the Borger Complex as feedstock.

Due to weak market conditions, Phillips has canceled plans to construct a hexene-1 facility at HCC. Hexene-1 is produced from ethylene and is a feedstock in the manufacturing of high-density and linear low-density polyethylene.


PLASTICS

At HCC, the debottlenecking of polyethylene facilities was completed in 1998, incorporating new proprietary technology to expand the company's product line. Nameplate capacity has been increased to 2.2 billion pounds for conventional Marlex resins. Actual production levels may vary from nameplate as new resins are added to the commercial product mix. In 1998, HCC produced
1.9 billion pounds of polyethylene, a 79 million-pound increase over 1997. Polyethylene, used to manufacture a wide variety of plastic products, is a significant product for the Chemicals segment.

The expansion of Phillips' 50 percent-owned Singapore polyethylene facility, which supplies polyethylene to markets in Asia and the Pacific Rim, was completed in 1997. The expansion brought the facility's total annual linear polyethylene capacity to 860 million pounds, resulting in net 1998 production of 361 million pounds, a 46 percent increase over 1997.

In late 1995, Phillips and Shanghai Petrochemical Company Limited
(SPC) formed a joint venture to build and operate a linear polyethylene plant near Shanghai, China, with an annual capacity of 220 million pounds. Construction began in 1996 and was completed in 1998, with first production in April. Phillips owns a 40 percent-equity interest in the plant, which uses Phillips' proprietary polyethylene technology. The plant is located at a petrochemical complex owned by SPC, which provides ethylene feedstock to the new plant. This project marks Phillips' first downstream investment in China and will strengthen the company's position in the polyethylene market in China. Net 1998 production was 59 million pounds.

Phillips and Qatar General Petroleum Corporation signed an agreement in 1997 forming a joint venture to develop a new petrochemical complex in Qatar. The complex is expected to have annual capacities of 1.1 billion pounds of ethylene, 1 billion pounds of polyethylene and 100 million pounds of hexene-1. The polyethylene facilities will use Phillips' proprietary technology to produce high-density and linear low-density polyethylene. If the project goes forward, construction would begin in late 1999, and commercial production would be scheduled for late 2002. Phillips has a 49 percent interest in the joint venture.

In 1994, Phillips contributed its polypropylene assets to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika). Sumika funded the construction of a new PSPC polypropylene facility at HCC. Construction began in 1994 and was completed in 1996. The new gas-phase polypropylene facility's annual capacity is 270 million pounds, bringing PSPC's total annual production capacity to 790 million pounds. At year-end 1998, Phillips held a 60 percent interest and will eventually hold a 50 percent interest in PSPC. Net production of polypropylene totaled 469 million pounds in 1998, compared with 439 million pounds in 1997.

K-Resin, a clear copolymer used in food and medical packaging, is produced at HCC, with a current annual capacity of 270 million pounds. Phillips is constructing a new plant next to existing facilities that will increase total capacity to 370 million pounds per year in 1999. Phillips' K-Resin production totaled 237 million pounds in 1998, compared with 269 million pounds in 1997.

Phillips' Driscopipe division manufactures polyethylene pipe, utilizing six U.S. manufacturing facilities. Polyethylene pipe is used in a variety of ways, including municipal water and telecommunications applications. A new leased manufacturing facility in Hagerstown, Maryland, began production in 1997. Also, the Driscopipe division has a joint venture to manufacture polyethylene pipe in Mexico, which also serves as the joint venture's principal market.


Other
-----

In early 1999, Phillips combined its corporate technology and engineering support organizations into units that directly provide technical support to the company's operating segments. These units--one supporting upstream operations and one supporting downstream operations--identify the technologies that drive Phillips' core businesses, to enhance the company's competitive position in areas ranging from reservoir characterization to improved plastics manufacturing processes. Examples of such support in 1998 included:

o Upstream (E&P and GPM)

    - Geophysical and computer specialists continued to develop algorithms that produce clearer three-dimensional images of subsurface structural features. Five techniques have been patented and two patents are pending. The techniques are being applied to projects in Venezuela, the United Kingdom, Greenland, China and the Gulf of Mexico.

o Downstream (RM&T and Chemicals)

    - At Phillips' Woods Cross, Utah, refinery, a demonstration unit of a new proprietary technology called Reduced Volatility Alkylation Process (ReVAP) is operating. The technology, used in the production of unleaded gasoline, lessens the chance that airborne hydrogen fluoride emissions will escape a refinery in the event of an accidental release. In 1998, Phillips licensed ReVAP to another refiner.

    - Researchers and operations employees successfully tested metallocene catalysts in a commercial reactor at HCC in 1996. During 1998, the company completed construction of a metallocene compounding facility in Bartlesville, Oklahoma, that will ensure catalyst supplies through the year 2000. Metallocenes are "precision" catalysts that provide more control over the structure and properties of polyethylene. The ability to produce a broader range of polyethylene resins offers the company opportunities to expand into higher-value markets.

    - The company continued to improve a catalyst that converts nearly all acetylene--an unwanted by-product produced during ethylene manufacturing--into additional ethylene. This increases yields and reduces operating expenses.

Downstream Technology and Project Development is involved in a companywide, long-range effort to replace most of the company's older in-house-developed and purchased computer systems, such as plant maintenance, materials management and financial systems.
The new systems will primarily use programs from SAP America, Inc. and, for certain E&P operations, Oracle Corporation. The goal is improved access to business information by implementing common, integrated computing systems across the company. Phase-in of the new client-server technology began January 1, 1997, and is scheduled to be fully implemented by July 1, 1999.

Downstream Technology and Project Development is responsible for the companywide Year 2000 project. The "Year 2000 Readiness
Disclosure" contained in Management's Discussion and Analysis on pages 64 through 68 is incorporated herein by reference.

Phillips received its 15,000th U.S. patent in January 1998. At the end of 1998, Phillips held a total of 3,881 active patents in 55 countries worldwide, including 1,359 active U.S. patents.
During 1998, the company received 79 patents in the United
States, and 349 foreign patents.

The company's products and processes were licensed in 36 countries at year-end 1998, resulting in licensing revenues of $91 million. Polypropylene-related licenses contributed about
75 percent of the total, with polyethylene-related licenses contributing 15 percent. The company's basic polypropylene license expires in March 2000, which will result in a material decrease in the company's licensing revenues and will adversely impact the Chemicals segment's earnings. However, the overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.


COMPETITION

All phases of the businesses in which Phillips is engaged are highly competitive. Phillips competes at various levels with privately and publicly owned, as well as state owned, petroleum and non-petroleum companies in providing energy, chemicals and other products to the consumer. Many of the company's competitors are larger and have substantially greater resources.

While Phillips is one of approximately 20 large public integrated oil companies, and generally ranks near the middle of the group, each of the segments in which Phillips operates is highly competitive and characterized by a large number of competitors, including state-owned companies. No single competitor, or small group of competitors, dominates any of Phillips' operating segments.

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


GENERAL

Phillips experienced a decrease in the number of recordable injuries during 1998. The recordable injury rate for 1998 was
1.09 per 200,000 man-hours, which is 8 percent lower than the 1997 rate of 1.18. The rate of 1.09 compares very favorably with the most recent American Petroleum Institute industry recordable injury rate of 1.95, and sets a new record for the company for the fourth consecutive year.

Company-sponsored research and development activities charged against earnings were $62 million, $56 million and $59 million in 1998, 1997 and 1996, respectively.

The environmental information contained in Management's
Discussion and Analysis on pages 69 and 70 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 1998 and those expected for 1999 and 2000.

International and domestic political developments and government regulation at all levels are prime factors that may materially affect the company's operations. Such political developments and regulation may impact price, production, allocation and distribution of raw materials and products, including their import, export and ownership; the amount of tax and timing of payment; and environmental protection. The occurrences and effect of such events are not predictable.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          Officer
     Name                   Position Held          Age*    Since
     ----                   -------------          ---    -------

W. W. Allen          Chairman of the Board of       62      1988
                       Directors and Chief
                       Executive Officer

C. L. Bowerman       Executive Vice President       59      1984
                     Director

Roberto G. Ceconi    Senior Vice President          56      1991
                       Upstream Technology and
                       Project Development

E. K. Grigsby        Vice President                 59      1993
                       Investor and Public
                       Relations

Raj K. Gupta         Vice President                 56      1997
                       Strategic Planning

K. L. Hedrick        Executive Vice President       46      1994

J. L. Howe           Senior Vice President          54      1992
                       Chemicals and Plastics

J. C. Mihm           Senior Vice President          56      1988
                       Downstream Technology and
                       Project Development

T. C. Morris         Senior Vice President and      58      1993
                       Chief Financial Officer

J. J. Mulva          President and Chief Operating  52      1985
                       Officer
                     Director

M. J. Panatier       Senior Vice President          50      1994
                       Gas Processing and
                       Marketing

B. Z. Parker         Executive Vice President       51      1995

Barbara J. Price     Vice President Health,         54      1992
                       Environment and Safety

J. Bryan Whitworth   Senior Vice President          60      1981
                       General Counsel and
                       Government Relations

------------------------
*On March 1, 1999.

There is no family relationship among the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 3, 1999. All of the executive officers named above have been employed by the company for more than five years.

                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Quarterly Common Stock Prices and Cash Dividends Per Share

                                      Stock Price
                                 ---------------------
                                     High          Low  Dividends
                                 ---------------------  ---------
1998
First                            $53 1/4      42 3/4          .34
Second                            52          47 1/8          .34
Third                             49 1/2      40 3/16         .34
Fourth                            48 5/16     40 5/8          .34
-----------------------------------------------------------------

1997
First                            $46 7/8      40 1/8          .32
Second                            45          37 3/8          .34
Third                             52 1/4      42 15/16        .34
Fourth                            52 1/8      44 7/8          .34
-----------------------------------------------------------------

Closing Stock Price at December 31, 1998                  $42 5/8
Number of Stockholders of Record at February 28, 1999      55,272
-----------------------------------------------------------------


Phillips' common stock is traded primarily on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA

                      Millions of Dollars Except Per Share Amounts
                      --------------------------------------------
                          1998     1997     1996     1995     1994
                      --------------------------------------------
Sales and other
  operating revenues   $11,545   15,210   15,731   13,368   12,211
Net income                 237      959    1,303      469      484
Per common share--
  basic
    Net income             .92     3.64     4.96     1.79     1.85
Per common share--
  diluted
    Net income             .91     3.61     4.91     1.78     1.84
Total assets            14,216   13,860   13,548   11,978   11,453
Long-term debt           4,106    2,775    2,555    3,097    3,106
Company-obligated
  mandatorily
  redeemable preferred
  securities of
  Phillips Capital
  Trusts I and II          650      650      300        -        -
Cash dividends declared
  per common share        1.36     1.34     1.25    1.195     1.12
------------------------------------------------------------------


See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

March 19, 1999

Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "possible," "potential," "targeted," "believe," "expect," "may," "plan" or "plans," "scheduled," "would," "could," "should," "perceives," "anticipate," "estimate," "designed," "will," "projected," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 74.

RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income by business segment follows:

                                            Millions of Dollars
                                          -----------------------
Years Ended December 31                    1998     1997*    1996*
                                          -----------------------

Exploration and Production (E&P)           $(67)     609      493
Gas Gathering, Processing and
  Marketing (GPM)                            54      101      144
Refining, Marketing and
  Transportation (RM&T)                     167      159       87
Chemicals                                   145      275      212
Corporate and Other                         (62)    (185)     367
-----------------------------------------------------------------
Net income                                 $237      959    1,303
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.


Net income is affected by transactions, which are not representative of the company's ongoing operations, that can obscure the underlying operating results for a year. These transactions, defined by Management and termed "special items," can affect comparability of operating results between years. The following table summarizes the gains/(losses), on an after-tax basis, from special items included in the company's reported net income:

                                            Millions of Dollars
                                          -----------------------
                                           1998     1997     1996
                                          -----------------------
Kenai liquefied natural gas (LNG)
  tax settlement                          $ 115       83      565
Property impairments                       (274)     (46)    (183)
Tyonek prospect dry hole costs              (71)       -        -
Net gains on asset sales                     21       16       14
Work force reduction charges                (60)      (3)      (2)
Foreign currency gains (losses)             (14)     (17)      41
Pending claims and settlements              108       15      (18)
Other items                                  23        -       (5)
-----------------------------------------------------------------
Total special items                       $(152)      48      412
=================================================================

Excluding the special items listed above, the company's net operating income by business segment was:

                                            Millions of Dollars
                                          -----------------------
Years Ended December 31                    1998     1997*    1996*
                                          -----------------------

E&P                                       $ 273      634      652
GPM                                          47       92      141
RM&T                                        174      161      122
Chemicals                                   152      272      219
Corporate and Other                        (257)    (248)    (243)
-----------------------------------------------------------------
Net operating income                      $ 389      911      891
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.


1998 vs. 1997

Phillips' net income was $237 million in 1998, down 75 percent from net income of $959 million in 1997. Net income was reduced by net special charges of $152 million in 1998 and benefited
$48 million from special items in 1997. After excluding these items, net operating income for 1998 was $389 million, a 57 percent decline from $911 million in 1997. The substantial decline in earnings in 1998 resulted primarily from the sharp drop in crude oil prices and ethylene margins.

In E&P, the average worldwide crude oil sales price for 1998 was $12.20 per barrel, a $6.37 per barrel--34 percent--decrease from 1997. The lower oil price, coupled with lower average natural gas and liquefied natural gas prices, were primarily responsible for a 57 percent decline in E&P's net operating income. GPM's results decreased 49 percent in 1998, reflecting lower natural gas liquids prices.

RM&T's net operating income increased 8 percent in 1998, primarily the result of improved refinery operations and earnings. In Chemicals, lower ethylene and polyethylene margins resulted in a 44 percent decline in net operating income.


1997 vs. 1996

Phillips' net income declined 26 percent in 1997, compared with 1996, due to the favorable $565 million after-tax Kenai LNG tax settlement recorded in 1996. Excluding this, and other special items, the company's net operating income increased 2 percent in 1997 over 1996.

E&P's net operating income was strong in 1997, finishing only slightly below 1996 results. Growth projects and higher natural gas prices mitigated the impact of 8 percent lower crude oil sales prices in 1997, compared with 1996. GPM's results decreased 35 percent in 1997, primarily as a result of lower natural gas liquids prices.

Net operating income from downstream operations increased
27 percent in 1997, compared with 1996. RM&T's earnings increased $39 million--32 percent--mainly as a result of improved refinery gasoline margins. Chemicals' net operating income increased 24 percent, reflecting higher ethylene margins and sales volumes, partially offset by lower aromatics margins and sales volumes.


Phillips at a Glance

                                           1998     1997     1996
                                          -----------------------

U.S. crude oil production (MBD)              62       67       69
Worldwide crude oil production (MBD)        222      232      219
U.S. natural gas production (MMCFD)         968    1,024    1,102
Worldwide natural gas production (MMCFD) 1,452 1,472 1,527 Worldwide natural gas liquids
  production (MBD)                          170      169      163
Liquefied natural gas sales (MMCFD)         126      119      130
Refinery utilization rate (%)                94       91       95
U.S. automotive gasoline sales (MBD)*       320      334      340
U.S. distillates sales (MBD)                138      130      138
Worldwide petroleum products sales (MBD)*   683      685      702
Natural gas liquids processed (MBD)         213      213      205
Ethylene production (MMlbs)**             3,148    3,171    2,587
Polyethylene production (MMlbs)**         2,290    2,039    2,048
Polypropylene production (MMlbs)**          469      439      327
Paraxylene production (MMlbs)               700      552      622
-----------------------------------------------------------------
 *Includes certain sales by the Chemicals segment.
**Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

1998 vs. 1997

Sales and other operating revenues decreased 24 percent in 1998, reflecting lower average sales prices across most of the company's major product lines. Of particular significance to operating revenues was the sharp decline in crude oil prices and a 27 percent decline in the company's average petroleum products price. Sales volumes for most key products did not deviate significantly from levels a year ago.

Equity in earnings of affiliated companies declined 40 percent in 1998, mainly the result of lower ethylene margins experienced by the company's 50 percent-owned Sweeny Olefins Limited Partnership, as well as lower polyethylene margins experienced by the company's 50 percent-owned polyethylene facility in Singapore. Other revenues increased 156 percent in 1998, primarily as a result of recoveries from certain of the company's historical liability and pollution insurers. These recoveries related to claims made as a part of a comprehensive environmental cost recovery project. This benefit was partially offset by lower interest income due to lower average cash balances in 1998.

Purchase costs decreased 29 percent in 1998, reflecting the previously mentioned declines in crude oil and petroleum products sales prices. Phillips is a net purchaser of crude oil, used as feedstocks for the company's refineries, and petroleum products, used in wholesale and retail marketing operations.

After adjustment for special items, controllable costs--primarily production and operating expenses; and selling, general and administrative expenses--were about the same as in 1997. This reflects the company's continued emphasis on cost control. Work force reduction charges of $91 million in 1998, compared with $5 million in 1997, were the most significant special items affecting these income statement line items.

Exploration expenses were 31 percent higher in 1998, mainly the result of the determination by the company that the Tyonek prospect in the North Cook Inlet of Alaska was not commercial based on the current oil price environment. As a result, a charge of $109 million was made to dry hole costs in 1998. On a year-to-year comparative basis, this charge was partially offset by higher other dry hole costs in 1997, primarily in the Gulf of Mexico and the North Sea.

After adjusting for special items, depreciation, depletion and amortization (DD&A) increased 12 percent in 1998, reflecting the E&P acquisition in the Zama area of Canada, completed in late 1997, as well as new fields that came on stream during 1998 and 1997 in the U.K. North Sea. Special items impacting DD&A included property impairments in 1998 totaling $403 million, most of which related to E&P properties in the United States and the U.K. North Sea. In 1997, property impairments totaled
$68 million.

Taxes other than income taxes declined 14 percent in 1998, primarily the result of reduced production taxes due to a decline in crude oil sales prices and lower U.S. production.

Interest expense increased slightly in 1998, as higher interest resulting from higher average debt levels was mostly offset by the interest component of favorable contingency settlements in 1998 and lower interest accruals for other contingency-related matters. Preferred dividend requirements were 35 percent lower in 1998, reflecting the redemption of a subsidiary's preferred stock in December 1997.


1997 vs. 1996

Sales and other operating revenues decreased 3 percent in 1997, compared with 1996, reflecting lower revenues from the sale of crude oil and petroleum products, partially offset by higher natural gas revenues and higher revenues from the company's chemicals and plastics operations. Equity in earnings of affiliated companies was $126 million in 1997, compared with $4 million in 1996. The 1996 period was reduced by an investment impairment of $78 million related to Point Arguello equity companies. In addition, equity earnings from the company's interest in the Sweeny Olefins Limited Partnership was much improved in 1997. Other revenues increased 22 percent in 1997, primarily as a result of higher interest income and revenues associated with an environmental cost recovery project.

Total costs and expenses were 4 percent lower in 1997, compared with 1996, reflecting lower crude oil purchase costs. The amount of crude oil purchased in Phillips' buy/sell marketing activities, utilized to supply crude oil to the company's domestic refineries, decreased in 1997.

Segment Results

E&P
                                       1998       1997       1996
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income (loss)                     $ (67)       609        493
Less special items                     (340)       (25)      (159)
-----------------------------------------------------------------
Net operating income                  $ 273        634        652
=================================================================

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
Crude oil (per barrel)
    United States                    $10.85      17.41      18.96
    Foreign                           12.67      19.02      20.89
    Worldwide                         12.20      18.57      20.28
Natural gas--lease
  (per thousand cubic feet)
    United States                      1.88       2.33       2.10
    Foreign                            2.50       2.63       2.52
    Worldwide                          2.15       2.45       2.25
-----------------------------------------------------------------

Average Production Costs Per
  Barrel-of-Oil-Equivalent
United States                        $ 4.53       4.85       4.30
Foreign                                4.79       3.99       4.22
Worldwide                              4.66       4.42       4.26
-----------------------------------------------------------------

Depreciation, Depletion and
  Amortization Per Barrel-of-Oil-
  Equivalent*
United States                        $ 2.81       2.30       2.46
Foreign                                3.33       2.77       2.43
Worldwide                              3.08       2.54       2.44
-----------------------------------------------------------------
*Excludes the impact of property impairments.

Finding and Development Costs Per
  Barrel-of-Oil-Equivalent
United States                        $    *       7.21       6.24
Foreign                                7.95       3.85       8.34
Worldwide                             12.78       4.42       7.55
-----------------------------------------------------------------
*Not applicable, as U.S. reserves, excluding the impact of production, declined during the year.

                                         Millions of Dollars
                                     ----------------------------
Worldwide Exploration Expenses
Geological and geophysical             $154        140        127
Leasehold impairment                     22         22         28
Dry holes                               130*        69         89
Lease rentals                            11         11         10
-----------------------------------------------------------------
                                       $317        242        254
=================================================================
*Includes $109 million for the write-off of costs associated with the Tyonek prospect in Alaska.

                                       1998       1997       1996
                                     ----------------------------
                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
Crude oil produced*
  United States                          62         67         69
  Norway                                 99        104         99
  United Kingdom                         22         18          6
  Nigeria                                19         23         25
  China                                  13         15         15
  Canada                                  7          5          5
-----------------------------------------------------------------
                                        222        232        219
=================================================================
*Although production began in Venezuela in 1998, the average production for the year was less than 1,000 barrels per day.

Natural gas liquids produced
  United States                           3          4          4
  Norway                                  5          7          8
  Other areas                             5          3          3
-----------------------------------------------------------------
                                         13         14         15
=================================================================

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Natural gas produced*
  United States                         968      1,024      1,102
  Norway                                190        275        291
  United Kingdom                        197        122         81
  Canada                                 97         51         53
-----------------------------------------------------------------
                                      1,452      1,472      1,527
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.


Liquefied natural gas sales             126        119        130
-----------------------------------------------------------------


1998 vs. 1997

E&P's net operating income decreased 57 percent in 1998, the result of lower prices for all major E&P commodities: crude oil, natural gas, natural gas liquids and liquefied natural gas. The negative impact of crude oil prices was particularly severe, with Phillips' 1998 average worldwide price declining to $12.20 per barrel, compared with $18.57 per barrel in 1997. The company's average crude oil sales price continued to trend downward late in the year, with the month of December at $9.46 per barrel. The collapse in industry crude oil prices in 1998 was the result of worldwide industry production exceeding global demand. Global demand was weakened by the Asian and emerging markets' economic problems.

E&P's net proved reserves ended the year at 2.21 billion barrels-of-oil-equivalent, a 3 percent decline from year-end 1997. The company estimates it replaced 62 percent of its worldwide hydrocarbon production in 1998, compared with 164 percent in 1997.


1997 vs. 1996

E&P recorded excellent earnings in 1997, with net operating income of $634 million, only slightly lower than the strong results in 1996 of $652 million. Several important growth projects benefited 1997 results, including the start-ups of J-Block and Armada in the U.K. North Sea, and a full year's production from the Mahogany subsalt field in the Gulf of Mexico. Also positively affecting E&P's net operating income in 1997, compared with 1996, were higher worldwide natural gas sales prices and higher crude oil production from the Norwegian North Sea. Factors that lowered 1997 net operating income, compared with 1996, were lower crude oil sales prices; lower U.S. crude oil and gas production; higher U.S. production costs; and lower tax benefits from capital investments in Norway associated with Ekofisk II.


U.S. E&P
--------
                                           Millions of Dollars
                                        -------------------------
                                         1998      1997      1996
                                        -------------------------
Operating Income
Net income (loss)                       $ (32)      360       320
Less special items                       (210)      (17)     (136)
-----------------------------------------------------------------
Net operating income                    $ 178       377       456
=================================================================


1998 vs. 1997

Net operating income decreased 53 percent in the company's U.S. E&P operations in 1998, compared with 1997, primarily as a result of a $6.56 per barrel drop in Phillips' average crude oil sales price and a 19 percent decline in natural gas sales prices. In addition, lower crude oil and natural gas production volumes, as well as lower liquefied natural gas sales prices, negatively impacted 1998. Partially offsetting these factors were lower lifting costs, exploration expenses (after adjustment for special items) and production taxes.

U.S. crude oil production declined 7 percent in 1998, reflecting field declines at Point Arguello, offshore California; Prudhoe Bay, Alaska; and at various fields in the Gulf of Mexico; as well as property dispositions. Partially offsetting the normal field declines were higher production from the Mahogany subsalt field and new production from the Agate subsalt field, both in the Gulf of Mexico.

U.S. natural gas production decreased 5 percent in 1998, primarily due to lower production of coal-seam gas in the San Juan Basin of New Mexico, as well as lower production from various fields in the Gulf of Mexico.

Special items in 1998 included property impairments of $150 million, after-tax, primarily resulting from the current low crude oil price environment. Also included were dry hole costs related to the Tyonek prospect, offshore Alaska, of $71 million, after-tax. These items were partially offset by the reversal of a previously accrued contingency. Special items in 1997, on an after-tax basis, primarily included charges of $31 million for property impairments, a net gain on asset sales of $7 million and a reversal of a contingent liability of $7 million.


1997 vs. 1996

Net operating income decreased 17 percent in the company's U.S. E&P operations in 1997, compared with 1996. Higher lease gas sales prices--11 percent higher than 1996--were more than offset by lower crude oil and lease gas production, lower crude oil sales prices, and higher production costs. In addition, benefits received from the allocation of foreign tax credits in 1997 were lower as well.

U.S. crude oil production declined 3 percent in 1997, reflecting natural field declines at Point Arguello, offshore California; Prudhoe Bay, Alaska; and South Marsh Island Blocks 146/147, Gulf of Mexico. These declines were partially offset by new production from the Mahogany subsalt field in the Gulf of Mexico.

U.S. natural gas production decreased 7 percent in 1997, primarily attributable to normal field declines, lower production from Garden Banks Blocks 70/71 in the Gulf of Mexico, and asset dispositions. A major Garden Banks well was shut in during part of 1997 for workover activity.

Special items in 1996 on an after-tax basis included charges of $119 million for the impairment of the Point Arguello field and associated facilities, including adjustments to abandonment accruals. Also included were various contingency accruals totaling $24 million, the most significant of which related to an unfavorable court judgment regarding producing properties in Alabama. The company successfully appealed the decision to the Alabama Supreme Court and, in 1998, reversed the accrual.

Foreign E&P
-----------
                                           Millions of Dollars
                                        -------------------------
                                         1998      1997      1996
                                        -------------------------
Operating Income
Net income (loss)                       $ (35)      249       173
Less special items                       (130)       (8)      (23)
-----------------------------------------------------------------
Net operating income                    $  95       257       196
=================================================================


1998 vs. 1997

Net operating income from the company's foreign E&P operations decreased 63 percent in 1998, compared with 1997, reflecting a sharp drop in crude oil sales prices. Phillips' average foreign crude oil sales price decreased 33 percent--$6.35 per barrel--in 1998. Also negatively impacting earnings in 1998 were lower natural gas prices and higher exploration expenses, as well as losses incurred during the production start-up phases of the projects in Venezuela and the Zama area in Canada. Lower production in Norway, as a result of problems encountered after the August conversion to Ekofisk II, also reduced earnings in 1998. Earnings benefited in 1998 from higher crude oil and natural gas production volumes in the U.K. North Sea.

Foreign crude oil production volumes decreased 3 percent in 1998, primarily as a result of downtime incurred during the tie-in of the new Ekofisk II facilities that impacted both Norway and U.K. production, equipment problems encountered following the start-up of the Ekofisk II facilities, and lower production volumes in Nigeria and China. These items were mostly offset by a full year's production from the J-Block and Armada fields in the U.K. North Sea, as well as from the late-1997 acquisition of the Zama properties.

Foreign natural gas production increased 8 percent in 1998, reflecting a full year's production from the J-Block and Armada fields, new production from the Britannia field in the U.K. North Sea, and the Zama area acquisition. These items were partially offset by lower natural gas production in Norway, due to the previously mentioned Ekofisk II tie-in and post start-up problems.

Special items in 1998, on an after-tax basis, primarily included property impairments of $117 million, mainly triggered by low crude oil prices, and work force reduction charges of $15 million, partially offset by tax-related benefits.

Special items in 1997 on an after-tax basis included property impairments of the Ann and Alison fields in the U.K. North Sea totaling $11 million, as well as foreign currency transaction losses of $6 million and a net gain on asset sales of $9 million.


1997 vs. 1996

Net operating income from the company's foreign E&P operations increased 31 percent in 1997, compared with 1996, reflecting higher crude oil and natural gas production and higher natural gas sales prices, partially offset by lower crude oil prices. The J-Block and Armada fields came online in 1997, benefiting both financial results and production statistics for the year.

Foreign crude oil production increased 10 percent in 1997, while foreign natural gas production increased 5 percent. The crude oil production increases are attributable to new production from J-Block, and, to a lesser extent, higher production from the Norwegian North Sea. New J-Block and Armada production contributed to the increased natural gas production in 1997.

Special items in 1996 consisted primarily of a $25 million after-tax impairment of certain Canadian proved properties.

GPM
                                       1998       1997       1996
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                              $54        101        144
Less special items                        7          9          3
-----------------------------------------------------------------
Net operating income                    $47         92        141
=================================================================

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)           $2.00       2.42       2.20
U.S. natural gas liquids
  (per barrel--unfractionated)         8.97      12.60      14.49
-----------------------------------------------------------------

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Operating Statistics
Natural gas purchases
    Outside Phillips                  1,301      1,371      1,360
    Phillips                            152        158        178
-----------------------------------------------------------------
                                      1,453      1,529      1,538
=================================================================

Raw gas throughput                    1,847      1,983      1,913
-----------------------------------------------------------------

Residue gas sales
    Outside Phillips                    934        990      1,002
    Phillips                             54         56         74
-----------------------------------------------------------------
                                        988      1,046      1,076
=================================================================

                                      Thousands of Barrels Daily
                                     ----------------------------
Natural gas liquids net production
    From Phillips E&P leasehold gas      15         15         17
    From gas purchased outside
      Phillips                          142        140        131
-----------------------------------------------------------------
                                        157        155        148
=================================================================


1998 vs. 1997

Net operating income decreased 49 percent in the company's gas gathering, processing and marketing segment in 1998, compared with 1997. Natural gas liquids prices, a key performance driver in this industry, were 29 percent lower in 1998, leading to lower margins and operating earnings for GPM. Positively impacting operating income in 1998 were lower operating costs. Industry natural gas liquids prices generally followed the steep decline in crude oil prices in 1998. The impact of lower prices was partially offset by slightly higher natural gas liquids sales volumes, reflecting improved operating consistency and efficiency.

Raw gas throughput volumes declined 7 percent in 1998, primarily due to field production declines in the Austin Chalk area of south-central Texas and the sale of a small gathering system. Residue gas sales prices were 17 percent lower in 1998, reflecting reduced demand in the first and fourth quarters of 1998 because of warmer-than-normal winter weather.

Special items in 1998 primarily included a net gain on asset sales. Special items in 1997 represented the settlement of a processing-rights dispute with a producer-gatherer.


1997 vs. 1996

The GPM segment reported net operating income of $92 million in 1997, 35 percent lower than the outstanding earnings performance in 1996. Natural gas liquids prices were $12.60 per barrel in 1997, 13 percent lower than 1996's $14.49 per barrel, resulting in lower margins and operating income for GPM. In addition, operating expenses were higher in 1997, reflecting acquisitions made in late 1996 and early 1997; the reactivation in late 1997 of an idled processing plant; and higher repair and maintenance costs associated with projects to improve plant and system operating consistency.

Natural gas liquids sales volumes increased 5 percent in 1997, compared with 1996, primarily as a result of acquisitions and improved operating consistency. Residue gas sales volumes decreased slightly in 1997, reflecting field production declines in the Austin Chalk area.

Special items in 1996 included a gain on the sale of a processing plant and gathering system, as well as a favorable adjustment to previously accrued work force reduction charges.

RM&T
                                       1998       1997*      1996*
                                       --------------------------
                                           Millions of Dollars
                                       --------------------------
Operating Income
Net income                             $167        159         87
Less special items                       (7)        (2)       (35)
-----------------------------------------------------------------
Net operating income                   $174        161        122
=================================================================

                                           Dollars Per Gallon
                                       --------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                            $.49        .66        .67
  Retail                                .65        .82        .83
Distillates                             .43        .60        .64
-----------------------------------------------------------------

                                       Thousands of Barrels Daily
                                       --------------------------
Operating Statistics
U.S. refinery crude oil
  Rated capacity                        355        345        345
  Crude runs                            335        314        329
  Capacity utilization (percent)         94%        91         95
Natural gas liquids
  fractionation
    Rated capacity                      252        250        250
    Processed                           213        213        205
    Capacity utilization
      (percent)                          85%        85         82
Refinery and natural gas liquids
  production                            578        548        565
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Wholesale                         241        238        237
      Retail                             37         37         37
      Spot                               31         47         54
    Aviation fuels                       32         28         25
    Distillates
      Wholesale and retail              110         90         89
      Spot                               28         40         49
    Natural gas liquids
      (fractionated)                    129        136        137
    Other products                       28         14         15
-----------------------------------------------------------------
                                        636        630        643
  Foreign                                36         43         46
-----------------------------------------------------------------
                                        672        673        689
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

1998 vs. 1997

RM&T's net operating income increased for the third consecutive year in 1998, reaching $174 million--an 8 percent increase over 1997. The improvement in 1998 was primarily driven by the company's U.S. refineries, where production volumes for gasoline, distillates and other refinery products were higher than a year earlier. Although there was a sharp decline in crude oil prices in 1998, which lowered crude oil acquisition costs $6.57 per barrel, this benefit was substantially passed along to consumers, as the company's average wholesale gasoline and distillates sales prices declined 26 and 28 percent, respectively. This lowered margins for these two key RM&T products.

The company's refineries ran at 94 percent of capacity in 1998, compared with 91 percent in 1997. The improvement in capacity utilization was the result of less maintenance downtime in 1998 and was achieved even though the Sweeny, Texas, refinery was temporarily shut down in the third quarter of 1998 by flooding caused by a tropical storm. Rated crude oil refinery capacity was increased 3 percent in 1998, to 355,000 barrels per day.

Special items in 1998 included work force reduction charges, partially offset by gains from sales of certain non-strategic retail service stations. Special items in 1997 included certain costs associated with a power outage at the Sweeny refinery.


1997 vs. 1996

RM&T's net operating income increased to $161 million in 1997--a 32 percent increase over 1996. Improved margins from the company's U.S. refineries primarily contributed to the increased RM&T earnings in 1997. Crude oil acquisition costs were 10 percent lower in 1997, which resulted in improved gasoline margins. Net operating income also improved in 1997 on higher margins for certain other refinery products, partially offset by higher refinery costs, reflecting higher utilities and maintenance expenses.

The company's refineries ran at 91 percent of capacity in 1997, 4 percent lower than 1996. The decrease was the result of maintenance turnarounds, an external power outage that affected the Sweeny refinery during the second quarter of 1997, and a weather-related operating interruption at the Borger, Texas, refinery.

Results for RM&T's marketing business were slightly lower in 1997, compared with 1996, mainly the result of lower distillates margins. Earnings benefited in 1997 from higher revenues from convenience store sales and services. The company continued to build its brand value in 1997 through increased spending on marketer incentive and support programs and advertising.

Special items in 1996 consisted primarily of a $38 million after-tax impairment of certain retail service stations.



Chemicals
                                       1998       1997*      1996*
                                      ---------------------------
                                          Millions of Dollars
                                      ---------------------------
Operating Income
Net income                             $145        275        212
Less special items                       (7)         3         (7)
-----------------------------------------------------------------
Net operating income                   $152        272        219
=================================================================
*Restated to reflect the transfer of the company's natural gas liquids fractionation and marketing business from Chemicals to RM&T.

                                           Millions of Pounds
                                          Except as Indicated
                                      ---------------------------
Operating Statistics
Production*
  Ethylene                            3,148      3,171      2,587
  Polyethylene                        2,290      2,039      2,048
  Propylene                             519        486        418
  Polypropylene                         469        439        327
  Paraxylene                            700        552        622
  Cyclohexane (millions of gallons)     180        164        169
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


1998 vs. 1997

Chemicals' net operating income declined 44 percent in 1998, compared with 1997, reflecting a sharp drop in ethylene margins, as well as lower polyethylene and polypropylene margins. In 1998, excess industry capacity and weak global demand continued to depress margins in the commodity chemicals and plastic resins industries, which were in a cyclical downturn that began in late 1997.

Ethylene production volumes decreased slightly in 1998, reflecting a maintenance turnaround in 1998, along with a temporary shutdown of the Sweeny facility, due to flooding caused by a tropical storm. This was mostly offset by higher capacity in 1998 following the restart in 1997 of a wholly owned ethylene unit that had been idle since 1992.

Paraxylene and cyclohexane are produced at the company's Puerto Rico Core facility. Paraxylene margins remained depressed in 1998 and are still in a cyclical downturn due to weak demand and surplus industry capacity. Paraxylene production volumes were

27 percent higher in 1998, as a result of the completion of an expansion project in 1997, which increased the facility's total annual capacity to 880 million pounds.

Polyethylene production volumes increased 12 percent in 1998, compared with 1997, primarily due to increased production from the company's 50 percent-owned polyethylene plant in Singapore, which completed an expansion in 1997 that brought total annual gross capacity to 860 million pounds. Also contributing to the higher polyethylene production volumes was new production from the company's 40 percent interest in Shanghai Golden Phillips, a joint-venture polyethylene facility in China that started in the second quarter of 1998, as well as higher production at the Houston Chemical Complex.

Special items in 1998 primarily included an impairment taken on a plastics recycling facility that was closed in 1998, and work force reduction charges. Special items in 1997 primarily consisted of a gain on the settlement of a license-related contingency.


1997 vs. 1996

Chemicals' net operating income increased 24 percent in 1997, compared with 1996, primarily on the strength of higher ethylene margins and volumes, partially offset by lower margins and sales volumes at the Puerto Rico Core facility, and higher costs associated with worldwide growth initiatives. In total, earnings in the plastics business were about the same as in 1996.

Ethylene production volumes increased 23 percent in 1997, boosted by the completion of a project to restart a 100 percent-owned
400 million-pound ethylene unit that had been idle since 1992.
In addition, a debottlenecking project was completed in late 1996 at the 50 percent-owned Sweeny Olefins Limited Partnership.

Paraxylene margins were much lower in 1997 than in 1996, due to weakening demand and surplus industry capacity.

Polyethylene margins were higher in 1997 than in 1996, and production remained strong, resulting in improved earnings performance from this business line.

Phillips has an equity interest in a partnership that owns the polypropylene production facility at the Houston Chemical Complex. The company's polypropylene production from this facility increased 34 percent in 1997, reflecting expanded capacity attributable to a new, gas-phase polypropylene unit completed in late 1996. However, the return from the company's equity share was lower in 1997, due to lower polypropylene margins.

Special items in 1996 represented a tax item related to the company's Puerto Rico Core operations.


Corporate and Other
                                            Millions of Dollars
                                          -----------------------
                                           1998     1997     1996
                                          -----------------------
Operating Results
Corporate and Other                       $ (62)    (185)     367
Less special items                          195       63      610
-----------------------------------------------------------------
Adjusted Corporate and Other              $(257)    (248)    (243)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                 $ (84)     (72)     (76)
Net interest                               (147)    (113)    (147)
Preferred dividend requirements             (41)     (71)     (43)
Other                                        15        8       23
-----------------------------------------------------------------
Adjusted Corporate and Other              $(257)    (248)    (243)
=================================================================


1998 vs. 1997

Corporate general and administrative expenses increased
17 percent in 1998, reflecting increased costs associated with the company's Year 2000 Project, and increased depreciation expense related to the phase-in of the company's new computing systems.

Net interest represents interest income and expense, net of capitalized interest. Net interest expense increased 30 percent in 1998, primarily the result of lower interest income due to lower average cash balances in 1998. In addition, higher average debt levels in 1998 increased interest expense.

Preferred dividend requirements include dividends on the preferred stock of Phillips Gas Company and on the preferred securities of the Phillips 66 Capital I (Trust I) and Phillips 66 Capital II (Trust II) trusts. Preferred dividend requirements were lower in 1998 due to the redemption of the preferred stock of Phillips Gas Company in late 1997.

Other consists primarily of the company's captive insurance subsidiary, along with certain income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other improved in 1998 due to the receipt of dividends from certain industry insurance companies in which Phillips has an ownership interest.

Special items in 1998, on an after-tax basis, consisted primarily of a $115 million favorable resolution of Kenai LNG and certain other tax issues related to the years 1987 through 1992, and favorable insurance recoveries of $83 million related to a comprehensive environmental cost recovery project. These items were partially offset by work force reduction charges.

Special items in 1997 included an $83 million favorable resolution of U.S. income tax issues covering the years 1983 through 1986, related primarily to income from the company's
Kenai liquefied natural gas facility. Also included were contingency accruals, and foreign currency transaction losses of $11 million.


1997 vs. 1996

Adjusted Corporate and Other net costs increased slightly in 1997, compared with 1996. Preferred dividend requirements increased $28 million in 1997, reflecting a full year's dividends on Trust I, whose securities were issued in May 1996, and Trust II, whose securities were issued in January 1997. The company's captive insurance subsidiary had lower results in 1997, and income taxes not associated with the operating segments were higher. These items were mostly offset by lower net interest expense, due to higher capitalized interest and lower average debt levels.

Special items in 1996 primarily included an after-tax gain of $565 million related to the favorable settlement of the Kenai LNG tax case and favorable foreign currency gains of $40 million after-tax.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
                                            Millions of Dollars
                                            Except as Indicated
                                           ----------------------
                                             1998    1997    1996
                                           ----------------------

Current ratio                                 1.1     1.1     1.1
Total debt                                 $4,273   3,009   3,129
Preferred stock of subsidiary              $    -       -     345
Company-obligated mandatorily
  redeemable preferred securities          $  650     650     300
Common stockholders' equity                $4,219   4,814   4,251
Percent of total debt to capital*              47%     36      39
Percent of floating-rate debt to
  total debt                                   37%     30      22
-----------------------------------------------------------------
*Capital includes total debt, preferred stock of subsidiary, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


In first quarter 1998, Phillips issued $300 million of 7.125% Debentures due March 15, 2028, in the public market, leaving
$200 million available under the company's 1994 shelf registration of debt securities. Also, $100 million remained under the company's 1996 shelf registration for trust preferred securities and subordinated debt securities. In second quarter 1998, the company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for $700 million of various types of debt and equity securities, and securities convertible into either. This registration statement became effective June 5, 1998. Securities to be issued under this universal shelf registration statement could be combined by prospectus with the $300 million of securities that remained under the earlier shelf registrations. As a result, the company had available, to issue and sell, a total of $1 billion of the various types of securities offered under the universal shelf registration statement. On July 6, 1998, the company issued
$300 million of 6.65% Debentures due July 15, 2018, in the public market, leaving $700 million of securities available.

The company completed its $500 million stock repurchase program by year-end 1998. The company also has a $150 million stock repurchase program expiring December 31, 1999. Through
December 31, 1998, approximately $85 million worth of shares had been purchased under the $150 million program.

The company has agreements with a bank-sponsored entity for the revolving sale of credit card and trade receivables. During September 1998, these agreements were extended until September 1999, the expiration date of the supporting liquidity facilities related to the agreements. The maximum aggregate amount of receivables that can be sold and outstanding under these agreements is limited to $200 million, $182 million of which was outstanding at December 31, 1998.

Cash from operations decreased $615 million during 1998, primarily the result of the $722 million decrease in net income. Special, non-recurring items in cash provided by operating activities in 1998 included the receipt of $128 million resulting from settlements pursuant to the comprehensive environmental cost recovery project, and the sale of $182 million of receivables under the company's receivables monetization program. Special items in 1997 included a $161 million favorable cash impact of the J-Block settlement, and $107 million cash refund from the Internal Revenue Service.

The company's short-term liquidity position at December 31, 1998, was stronger than indicated because the current cost of the company's inventories was approximately $258 million greater than their last-in, first-out (LIFO) carrying value.

At December 31, 1998, $755 million in commercial paper was outstanding, which is supported 100 percent by the company's
$1.5 billion revolving credit facility. In addition, $25 million of revolving debt was outstanding under this facility, leaving $720 million available. At December 31, 1998, the Phillips Petroleum Company Norway $300 million revolving credit facility was fully drawn.

During 1998, cash balances decreased $66 million. Cash was provided by operating activities, the previously mentioned
$600 million of debentures issued in the first and third quarters of 1998, and the issuance of $678 million of revolving debt. These funds were used to pay $28 million to retire the first of two LTSSP bank loans, fund the company's capital expenditures program, pay dividends, and purchase $523 million of the company's common stock under its two stock repurchase programs.

Phillips entered into two $50 million master leasing arrangements--the first in 1996, and the second in 1997. Under these arrangements, the company leases and supervises the construction of retail outlets. At December 31, 1998, about
$91 million had been financed under the arrangements, with the anticipation that another $50 million arrangement would be entered into during 1999. The company had previously entered into a $75 million synthetic leasing arrangement in 1997. This arrangement was recently amended and restated, effective
January 1, 1999, to reduce the commitment to $45 million, and to provide for the leasing of approximately 600 new covered hopper railcars.

In late 1998, facing low crude oil prices and low chemical margins, reductions of approximately 1,400 positions were identified, primarily in the company's E&P segment and corporate staffs, which resulted in a $91 million before-tax charge
($61 million after-tax). Payments began in January 1999 and are expected to continue for the next several months.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to existing cash balances, cash generated from operations and financing.

On October 8, 1998, Phillips and Ultramar Diamond Shamrock Corporation (UDS) announced that they had signed a letter of intent that would have formed a joint venture to be named
Diamond 66, combining all of the operating assets of UDS and the North American refining, marketing and transportation operations of Phillips. Under the terms of the letter of intent, Phillips would have received or retained a one-time cash or cash equivalent amount of $500 million from the joint venture upon the closing of the transaction and a $300 million cash distribution within one year from the closing of the transaction, subject to closing adjustments. The two companies were unable to come to final agreement on some of the key terms of the proposed transaction and discussions were terminated on March 19, 1999.


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

Commodity Price Risk

The following table indicates the potential loss in earnings that could result from a hypothetical 10 percent change in the December 31, 1998 and 1997, market prices of the respective commodity-based swaps and futures contracts. Expected cash flows have not been discounted, as the impact is not material. All of the derivative gains and losses shown below effectively offset the gains and losses on the underlying commodity exposures that are being hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts, and approximate the net gains and losses that would have been realized if the contracts had been closed out at year end. The fair value of the futures are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London Limited.

                                            Millions of Dollars
                                       ----------------------------
                                                       Sensitivity
                                                      of Fair Value
                                                        to Assumed
                           Notional    Fair Value at    10 Percent
                            Amount      December 31       Change
                        -------------  -------------  -------------
                        1998     1997  1998     1997  1998     1997
                        -------------  -------------  -------------
Natural gas swaps
  (billions of British
  thermal units)           -   16,082   $ -        2     -       (3)
Crude oil futures--
  timing differences
  between purchases
  and refining
  (thousands of
  barrels)               650    2,627     *        2    (1)      (5)
Feedstock-to-product
  margin swaps
  (thousands of
  barrels)             6,000    5,119    (5)       -    (1)      (1)
Feedstock-to-product
  margin futures
  (thousands of
  barrels)               896    2,613     *        -    (1)      (1)
-------------------------------------------------------------------
*Indicates amount was less than $1 million.

Interest Rate Risk

The following tables provide information about the company's financial instruments that are sensitive to changes in interest rates. These tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The carrying amount of the company's floating-rate debt approximates its fair value. The fair value of the fixed-rate financial instruments is estimated based on quoted market prices.

                    Millions of Dollars Except as Indicated
           ----------------------------------------------------------
                                                       Mandatorily
                                                       Redeemable
                                                       Preferred
                            Debt                       Securities
           --------------------------------------  ------------------
Expected      Fixed   Average  Floating   Average     Fixed   Average
Maturity       Rate  Interest      Rate  Interest      Rate  Interest
Date       Maturity      Rate  Maturity      Rate  Maturity      Rate
---------  --------  --------  --------  --------  --------  --------
Year-End 1998
1999         $   92      7.97%   $   75      5.93%     $  -         -%
2000              1      6.03         -         -         -         -
2001            251      8.99       300      6.02         -         -
2002              1      6.03       777      5.64         -         -
2003            100      6.65         -         -         -         -
Remaining
  years       2,267      8.11       409      6.54       650      8.11
---------------------------------------------------------------------
Total        $2,712              $1,561                $650
=====================================================================

Fair value   $2,966              $1,561                $680
=====================================================================

Year-End 1997
1998         $    1      6.69%     $233      5.71%     $  -         -%
1999             85      7.96         -         -         -         -
2000              1      6.03         -         -         -         -
2001            250      8.99       158      6.91         -         -
2002              1      6.03       110      6.35         -         -
Remaining
  years       1,772      8.44       398      6.86       650      8.11
---------------------------------------------------------------------
Total        $2,110                $899                $650
=====================================================================

Fair value   $2,302                $899                $675
=====================================================================

Foreign Currency Risk

A Norwegian subsidiary, whose functional currency is the kroner, had outstanding $375 million and $158 million of floating rate, revolving debt, denominated in U.S. dollars at December 31, 1998 and 1997, respectively. The potential foreign currency remeasurement losses in earnings from a hypothetical 10 percent change in the year-end 1998 and 1997 exchange rates are $38 million and $16 million, respectively. The section on interest rate risk contains information about the fair value of these debt instruments.

At December 31, 1998 and 1997, U.S. subsidiaries had outstanding $449 million and $439 million, respectively, of long-term intercompany receivables from a U.K. subsidiary, which were denominated in pounds sterling, and $194 million and $164 million, respectively, outstanding from Canadian subsidiaries, which were denominated in U.S. dollars. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The potential foreign currency remeasurement losses in non-cash earnings from a hypothetical 10 percent change in the year-end 1998 and 1997 exchange rates from these intercompany balances are $64 million and $60 million, respectively.


Capital Spending

Capital Expenditures and Investments

                                       Millions of Dollars
                                ---------------------------------
                                Estimated
                                     1999    1998    1997    1996
                                ---------------------------------

E&P                                $  800   1,406   1,346     981
GPM                                    90      83     116      85
RM&T                                  352     246     249     227
Chemicals                             149     228     261     187
Corporate and Other                    74      89      71      64
-----------------------------------------------------------------
                                   $1,465   2,052   2,043   1,544
=================================================================
United States                      $  836     943   1,059     841
Foreign                               629   1,109     984     703
-----------------------------------------------------------------
                                   $1,465   2,052   2,043   1,544
=================================================================


Capital spending for Phillips during the three-year period ending December 31, 1998, totaled $5.6 billion, supporting the pursuit of a worldwide growth strategy. The company's spending levels during 1997 and 1998, which were the highest since 1982, primarily focused on its crude oil exploration and production business.

Phillips expects 1999 capital spending to be about $1.5 billion, down from actual 1998 expenditures of $2.1 billion, primarily due to a significant E&P acquisition made in 1998, and the current environment of low crude oil prices and low chemicals margins. Over half of the 1999 amount is slated for the company's E&P operations--primarily to continue work on projects now under way, as well as an active but smaller exploration program. Other funds are slated to expand chemicals and plastics volumes, upgrade refineries, and expand pipeline systems. The level of payout projects--projects defined by Management as those that generate income and increase shareholder value--is targeted at 71 percent in 1999. The remainder of the capital spending will be directed toward maintenance or environmental-compliance projects.


E&P

Capital spending for E&P during the three-year period ending December 31, 1998, supported several major development projects including the Ekofisk II redevelopment project in Norway; exploitation of the Zama area in Canada; J-Block, Renee and Rubie, Armada and Britannia in the U.K. North Sea; the Mahogany development in the Gulf of Mexico; the Xijiang fields, offshore China; the Siri development in Denmark; and the Bayu-Undan discovery in the Zone of Cooperation between Indonesia and Australia. Exploratory activities focused on the North Slope of Alaska; the Bozhong Block in China's Bohai Bay; several subsalt and deep-water prospects in the Gulf of Mexico; the Danish sector of the North Sea; Greenland; Oman; and Angola. Interests purchased in the Zama area in northwest Alberta, Canada, and the acquisition of rights to explore and operate existing fields in northwest Venezuela made up a significant portion of capital spending in 1997. The acquisition of additional interest in the Bayu-Undan discovery was a major investment in 1996.

In late-1998, Phillips' Board of Directors approved an 18 percent increase in the company's capital budget, from $1.79 billion to $2.12 billion. This increase was used primarily to fund the acquisition of a 7.1 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea. The exploration area consists of 10 blocks totaling nearly 2,000 square miles about 50 miles west-northwest of the giant Tengiz oil field onshore Kazakhstan. The offshore acreage comprises a number of prospects. The joint venturers, including Phillips, are committed to drill six exploration wells and conduct additional seismic work over six years, with an option to extend the exploration phase another two years. Drilling is expected to begin on the first well in mid-1999. The blocks are covered by a production-sharing agreement with the Kazakhstan government. The initial production phase of the contract is for 20 years, with options to extend the agreement another 20 years.

During the third quarter of 1998, the Ekofisk II project to replace the majority of the facilities in the former Ekofisk Complex was completed on schedule and about 20 percent under budget. Ekofisk II consists of two new platforms--one for drilling and production, and one for processing and transportation. It has taken longer than originally expected to reach stable operations at design capacity due to a malfunctioning low-pressure separator and compressor failures after start-up. However, crude oil production is expected to approach the platform's design capacity of 107,000 net barrels per day in the first quarter of 1999, as a result of debottlenecking measures implemented in the fourth quarter of 1998. Problems with the low-pressure separator, used to separate oil and gas from water, have been mitigated for the near-term through optimization of existing processing capacity. A long-term solution has been identified and production is expected to be shut in for about a week during May 1999, to perform modifications to the separator and the Ekofisk II gas processing plant.

As a result of Ekofisk II, Phillips shut down 10 existing platforms and installed 31 miles of new pipeline. Four more platforms are to be decommissioned over the next three to five years. The company plans to submit a cessation plan for the redundant Ekofisk facilities to the Norwegian government in late 1999. Current plans are to sell as many platforms as possible for reuse. Phillips is evaluating the existing offshore hotel platform to determine how it will be affected by continuing subsidence and expected usage over the license period. Studies are in progress to determine what future actions are necessary with regard to this facility, either to be left in place, moved, jacked up, or replaced with new construction at a later date. The cost of the project is still being analyzed but is not expected to materially impact the financial position of the company.

Also in the Greater Ekofisk Area of the Norwegian North Sea, Phillips is proceeding with a water-injection program at the Eldfisk field. This is the largest development project in E&P's 1999 capital budget and is comprised of a new platform, as well as modifications to existing platforms in order to accomplish waterflood, gas injection and gas lift. Installation of intrafield pipelines and the construction and installation of a new drilling rig on one of the existing platforms are scheduled for completion in third quarter 1999. Development drilling is expected to begin in third quarter 1999; and the new water-injection platform, controlled from an existing manned Eldfisk platform, is scheduled to begin water injection in fourth quarter 1999. The remaining modifications to the existing platforms are expected to be completed in the first quarter of 2000.

In addition to the Ekofisk and Eldfisk development projects in Norway, E&P's capital spending focused on several other world-wide development projects in 1998. Some of the more significant development projects included the Zama area in Canada; and the Renee, Rubie, Britannia, and Kate fields in the U.K. North Sea.

E&P's capital budget for 1999 is $800 million, down 43 percent from actual 1998 capital expenditures. However, capital spending for E&P in 1998 included the major acquisition of the previously mentioned interest in the Kazakhstan sector of the Caspian Sea. This acquisition required a late-1998 budget increase so capital spending for the year was higher than originally planned, which was the primary reason for the large-percentage drop from 1998 actual expenditures to 1999 budgeted expenditures. Another reason for the decrease in planned spending is the current depressed crude oil price environment. Approximately 67 percent of the 1999 budgeted funds are planned to go to several key foreign development projects. In addition to the Eldfisk waterflood project, 1999 spending is scheduled for production and drilling projects in western Venezuela, in the Ambrosio and LL-652 fields. In the United Kingdom, the Janice floating production facility was moved in December 1998 to block 30/17a near J-Block. Production from the Janice field started in February 1999. In addition, development at Jade is planned from a wellhead platform and pipeline tied in to the J-Block infrastructure, with production expected in 2001. In Denmark, the Siri development began production in March 1999.

Other 1999 E&P capital spending is slated for the Bayu-Undan project in the Timor Sea. Initial production of the field's liquid reserves is expected in late 2002. Production of liquefied natural gas (LNG) there has been delayed until 2005 or later, due to the weak Asian LNG market. As a result of the delay, Phillips is exploring opportunities for selling the gas in the domestic Australian market. If the company is unsuccessful at finding a market, the gas is expected to be reinjected. Also, in Nigeria, Phillips and its co-venturers have contracted to supply approximately 218 million gross (40 million net) cubic feet per day of feedstock gas for a new LNG plant under construction on Bonny Island. The plant, in which Phillips does not hold an interest, is set for start-up later in 1999.

GPM

Capital spending at GPM during the three-year period ending December 31, 1998, included acquisitions, technology and facility upgrades, projects to streamline operations, and new well connections. GPM completed major acquisitions in December 1996 and January 1997, and a smaller acquisition in September 1998. During fourth quarter 1998, GPM sold its interest in the Roberts Ranch plant in West Texas.

GPM's 1999 budgeted funds are scheduled to be used to increase production volumes through acquisitions and new well connections, as well as for continued investments in technology and operating equipment to improve operating efficiency and provide value-added producer services.

The company continues to explore various options for maximizing the value of its gas gathering, processing and marketing assets, including acquisitions or joint ventures.


RM&T

Capital spending for RM&T during the three-year period ending December 31, 1998, was primarily for refinery-upgrade projects-- projects to meet new environmental standards, to improve operating integrity of key processing units, and to install advanced process control technology--as well as for safety projects. Central control buildings at the Sweeny, Texas, and Woods Cross, Utah, facilities were started during 1997. When the modernization of these facilities is completed, all manufacturing processes at the facilities can be managed from the new central control centers. Advanced process control technology upgrades are expected to be essentially complete at Sweeny by year-end 1999, and at the Borger, Texas, facility by year-end 2000.

The company continues the retail-marketing rationalization and expansion that it began in 1996, and now plans to have 500 company-operated retail outlets in the United States by 2005. This expansion is being funded through master leasing programs and capital expenditures. During 1998, RM&T purchased 18 retail outlets and opened 14 new outlets. In addition, eight outlets were razed and rebuilt. Since the expansion program began, RM&T has acquired 42 retail outlets, opened 45 new ones, and razed and rebuilt 24 others. During 1999, the company plans to raze and rebuild 15 outlets and add 30 new ones--either by acquisition of top-quality outlets in key geographical areas or through construction. Both new outlets and those that are razed and rebuilt utilize the new Kicks 66 convenience store design. Since the retail-marketing expansion began, RM&T has also sold
76 retail units in non-strategic areas.

During 1998, RM&T expanded pipeline capacity with two major pipeline projects to serve growth areas in the Midwest and the Southwest United States. Phillips and its co-venturer in the Seaway Pipeline Company completed construction on the conversion of a portion of an existing crude oil pipeline to refined products service. In conjunction with this conversion, Phillips constructed a new 148-mile pipeline to connect the converted line to RM&T's existing Midwest distribution system to transport gasoline and distillates from the Gulf Coast to the growing Midwest market. Phillips and an affiliate also purchased a 25 percent interest in Ultramar Diamond Shamrock Corporation's
El Paso terminal and pipeline system, which allows RM&T to transport petroleum products to El Paso, Texas, and Tucson and Phoenix, Arizona. Phillips' participation in an expansion of the pipeline should increase the company's interest to 33 percent in mid-1999.

Work has begun on a new 55-mile natural gas liquids pipeline from Wichita, Kansas, to Conway, Kansas, to allow RM&T to better serve its customers by providing better access to propane and butane bulk storage in the Midwest. It is targeted for completion in second quarter 1999.

RM&T's 1999 capital budget is $352 million, a 43 percent increase over actual 1998 expenditures. The largest expenditure slated for 1999 is the construction of a 36,000 barrels-per-day continuous catalyst regeneration reformer at the Sweeny refinery and petrochemical complex. During 1998, Phillips' Board of Directors approved the project, which is designed to convert a higher percentage of plant yield to higher-margin petrochemicals. Construction commenced in January 1999, with completion scheduled for mid-2000.

Phillips, the Venezuelan state oil company, Petroleos de Venezuela S.A. (PdVSA), and affiliates signed agreements forming a limited partnership to build a 58,000 barrels-per-day delayed coker and related facilities at the Sweeny Complex. A delayed coker allows the processing of heavy, sour, lower-cost crude oil, thus lowering crude oil acquisition costs. Under terms of the series of agreements, PdVSA will supply the refinery with up to 165,000 barrels per day of heavy Venezuelan crude oil, once the project is completed, which is scheduled for the fourth quarter of 2000. Phillips and PdVSA each hold a 50 percent interest in the limited partnership. The total construction cost of the project, including the coker and related facilities, is estimated at $538 million. Approximately 80 percent of this amount is anticipated to be financed by the limited partnership with the remainder expected to be funded through equity contributions. Expenditures began in late 1998 and will continue throughout 1999. Included in Phillips' December 31, 1998, balance sheet was

$13 million of long-term debt related to a direct guarantee of special tax-exempt bond financing entered into by the limited partnership.


Chemicals

For the three-year period ended December 31, 1998, capital spending for Chemicals focused on production expansion projects utilizing improved technology and debottlenecking techniques. Phillips entered the methyl mercaptan market during 1998, with the completion of a 100 million-pounds-per-year methyl mercaptan plant at Borger, Texas. In addition, commercial production of metallocene compounds began at a new facility at the Phillips Research Center in Bartlesville, Oklahoma. Metallocene compounds are used to manufacture catalysts for the production of medium- and low-density linear polyethylenes. The plant's current annual capacity is expected to meet Phillips' and its licensees' projected yearly demand through at least the year 2000. Through a joint venture, Phillips recently completed a 220 million-pounds-per-year polyethylene plant near Shanghai--the company's first downstream venture in China. Phillips has a 40 percent interest in this plant. At the Houston Chemical Complex (HCC), a 400 million-pounds-per-year debottlenecking of high-density polyethylene production capacity was completed in 1998, increasing capacity to 2.2 billion pounds per year. The company has also entered the dicyclopentadiene (DCPD) market with the start-up of an idle hydrotreating unit at Sweeny. This allows the recovery of DCPD, a by-product of ethylene production, used primarily in fiberglass-reinforced polyester products. The company expects to produce about 40 million pounds a year of DCPD at the facility.

Chemicals' 1999 budget is $149 million, a 35 percent decrease from 1998 actual expenditures, primarily due to a continued weak global market. The largest project in Chemicals' capital budget is a 100 million-pounds-per-year expansion of the company's K-Resin copolymer plant at HCC, increasing capacity to 370 million pounds per year. This project commenced during 1998, and is expected to be completed by mid-1999. Phillips is also moving forward on a major petrochemical complex in Qatar. During 1998, Phillips formed a joint-venture company with Qatar General Petroleum Corporation to construct a petrochemical complex to produce ethylene, polyethylene and hexene-1 using natural gas liquids. Pending finalization of plans and approval by Phillips' Board of Directors, construction could begin in late 1999, with commercial production commencing in late 2002. The project is anticipated to have capacities of 1.1 billion pounds of ethylene, 1 billion pounds of polyethylene and 100 million pounds of hexene-1. Phillips' ownership share is 49 percent.

Year 2000 Readiness Disclosure

General

Phillips' companywide Year 2000 Project (Project) is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1995, in order to improve access to business information through common, integrated computing systems across the company, Phillips began a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP) and, for certain upstream operations, Oracle Corporation (Oracle). The new systems, which are expected to make approximately 70 percent of the company's business computer systems Year 2000 compliant, are scheduled for completion and implementation by mid-1999. Implementation of the SAP programs is on schedule and was approximately 75 percent complete at December 31, 1998. Implementation of the Oracle programs is on schedule and was approximately 77 percent complete at that date. Remaining business software programs are expected to be made Year 2000 compliant through the Year 2000 Project, including those supplied by vendors, or they will be retired. None of the company's other information technology (IT) projects have been delayed due to the implementation of the Year 2000 Project.

"Year 2000 compliant," as used in this discussion, means that a date-handling problem relating to the Year 2000 date change that would cause computers, software or other equipment to fail to correctly perform, process and handle date-related data for the dates within and between the 20th and 21st centuries, is not expected to interfere with normal business operations.


Project

The Project is divided into four major sections--Infrastructure, Applications Software (Infrastructure and Applications Software are collectively referred to as "IT Systems"), third-party suppliers and customers (External Agents), and process control and instrumentation (PC&I). The four sections are coordinated companywide by a Program Management Office (PMO), which is comprised of a cross-functional team and includes a business continuity/contingency manager. PMO representatives meet regularly with executive management, and periodically advise the Audit Committee and the Board of Directors on the status of the Project.

The company has engaged various third parties to assist in the completion of certain phases of the Project. The general phases common to all sections are: (1) inventorying Year 2000 items;
(2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location.

The inventory and priority assessment phases of each section of the Project have been completed, and the assessment of the Year 2000 compliance phase is substantially complete. Material items are those believed by the company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect net income or cash flows. The testing phases of the Project are being performed by the company.

The company estimates that 82 percent of scheduled Project activities were complete at December 31, 1998. The following table shows the estimated percentage of completed scheduled activities by each section of the Project at December 31, 1998:

                                                         Percent
                                                       Completed
                                                       ---------
Sections
Infrastructure                                                87%
Applications software                                         90
PC&I                                                          79
External agents                                               54
Total project                                                 82
----------------------------------------------------------------


The company expects that substantially all scheduled Project activities for the Infrastructure, Applications Software and PC&I sections will be completed by June 30, 1999. The remaining activities in those sections are expected to be completed in the last half of 1999 because of scheduled facility turnarounds and vendor scheduling.


IT Systems

The Infrastructure section consists of hardware and systems software other than Applications Software. This section is on schedule, and the company estimates that approximately 87 percent of the planned activities related to the section had been completed at December 31, 1998. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced.

Contingency planning for the section commenced in third quarter
1998 and is scheduled for completion by mid-1999.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The company estimates that the software conversion phase was 92 percent complete at December 31, 1998. The vendor software replacements and upgrades were approximately 79 percent complete at December 31, 1998. The company estimates that, overall, 90 percent of the planned activities of the Applications Software section were complete at December 31, 1998. Testing is conducted as software is repaired or replaced. Contingency planning for this section began in third quarter 1998 and is scheduled for completion by mid-1999.


PC&I

The PC&I section of the Project includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the company. This section is on schedule and the company believes that the repair and testing of PC&I equipment was approximately 79 percent complete at December 31, 1998. Contingency planning for this section began in third quarter 1998 and is scheduled to be completed by mid-1999.


External Agents

The External Agents section includes the process of identifying and prioritizing critical suppliers, customers and partners, by direct contact if possible, and communicating with them about their plans and progress in addressing the Year 2000 problem. Initial detailed evaluations of approximately 1,700 third parties have been completed, with an estimated 700 of those classified as most critical to the company. These evaluations were followed by the development of preliminary contingency plans where results of the initial assessment indicated that such plans might be necessary. Completion of final contingency plans for this section is scheduled for mid-1999. The company estimates that this section was on schedule and 54 percent of its scheduled activities were completed at December 31, 1998. The process of evaluating these external agents began in third quarter 1998 and is scheduled for completion by mid-1999. The company plans to continuously monitor critical external agents by conducting follow-up reviews of those critical external agents on a schedule that extends to year-end 1999.

Business Continuity/Contingency Planning

The company has business continuity and disaster recovery plans in place that cover its worldwide operations. Specific Year 2000 contingency planning is in process in all sections of the Project. The company intends to incorporate specific Year 2000 contingency planning into its existing business continuity and disaster recovery plans and expects to complete substantially all of this planning by mid-1999, with follow-up reviews through year end.

The company currently believes that the most reasonably likely worst-case scenario is that there will be some Year 2000 disruptions at individual locations that could affect individual business processes, facilities or third parties for a short time. The company does not expect such disruptions to be long-term, or for the disruptions to affect the operations of the company as a whole. Because of the uncertainty as to the exact nature or location of potential Year 2000-related problems that might arise, the business continuity/contingency planning will focus on development of flexible plans to minimize the scope and duration of any Year 2000 disruptions that might occur. The company expects to have personnel and resources available to deal with any Year 2000 problems that occur. Some of the contingency actions under consideration include designating emergency response teams, stockpiling inventories, increasing staffing at critical times, arranging for alternative suppliers of critical products and services, and developing manual workarounds.


Costs

The total cost associated with Year 2000 issues is not expected to be material to the company's financial position. The company has reduced the estimated total cost of the Year 2000 Project from $63 million to $47 million. This estimate includes Phillips' estimated share of Year 2000 repair and replacement costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator, but does not include any estimates of liability for non-compliance. Total estimated Project costs have been reduced due to lower-than-expected costs incurred through December 31, 1998, particularly by the PC&I section. The total amount expended on the Project through December 31, 1998, was $28 million. The following table shows the approximate amounts expended by various sections of the Project through December 31, 1998:

                                                         Millions
                                                       of Dollars
                                                       ----------
Sections
IT systems                                                    $20
PC&I                                                            7
External agents                                                 1
-----------------------------------------------------------------
Total                                                         $28
=================================================================


The company estimates that the future cost of completing the Year 2000 Project will not exceed $19 million--$7 million to repair or replace IT systems, $7 million to repair or replace non-compliant PC&I equipment and software, $2 million to identify and communicate with external agents and to develop contingency plans, and $3 million for operations for which Phillips is not the operator. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates.


Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The company believes that, with the implementation of new business systems and the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

Phillips may be obligated to take remedial action as the result of the enactment of laws, such as the federal Superfund law; the issuance of new regulations; or as a result of leaks and spills. In addition, an obligation may arise when a facility is closed or sold. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered appropriate under regulations, if any, existing at the time, but may now require investigatory or remedial work to adequately protect the environment or address new regulatory requirements.

At year-end 1997, Phillips reported 43 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Two sites were added during the year. Of the 45 sites at December 31, 1998, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At eight other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 17 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At December 31, 1998, accruals of $5 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $62 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $4 million for other environmental contingent liabilities, for total environmental accruals of $71 million. No one site represents more than 10 percent of the total.

Expensed environmental costs were $175 million in 1998 and are expected to be approximately $170 million in 1999 and 2000.
Capitalized environmental costs were $81 million in 1998, and are expected to be approximately $100 million and $120 million in 1999 and 2000, respectively.

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

During 1998, as part of a comprehensive environmental cost recovery project, the company entered into settlement agreements with certain of its historical liability and pollution insurers in exchange for releases or commutations of their present and future liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $128 million, all of which had been collected at December 31, 1998.

Other

Phillips has deferred tax assets for the alternative minimum tax, certain accrued liabilities, and loss carryforwards. Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices, costs and tax rates. Based on the company's historical taxable income, its expectations for the future, and available tax planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The valuation allowance increased $95 million during 1998, primarily due to an increase in loss carryforwards for various companies.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The company expects to adopt the new Statement effective January 1, 2000. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

OUTLOOK

Phillips recognizes that the financial performances of the businesses in the industries in which the company operates are subject to significant fluctuations, and are affected by the price uncertainty of oil, natural gas, ethylene, polyethylene, and other commodity products, over which it has no control. Low crude oil prices and low chemical margins are expected to continue to negatively impact earnings in 1999. In addition, natural gas prices declined in early 1999 as a result of warmer-than-normal winter weather. However, crude oil production levels at Ekofisk are expected to be higher than 1998 levels and production is also expected to increase in the United Kingdom as a result of the start-up of production from the Britannia field, which began producing during third quarter 1998; the start-ups of the Janice and Renee fields in February 1999; and the expected start-up of the Rubie field in April 1999. Production should also benefit from new production in Denmark, as well as expected increases in Canada, Nigeria, and Venezuela. However, crude oil production in the United States is expected to decline in 1999.

Phillips monitors its assets for signs of potential impairment and recognizes impairment losses whenever the carrying amount of a field is not expected to be recovered by future, undiscounted cash flows. At the time the company estimates its recoverable reserves in 1999, low crude oil and natural gas prices could potentially trigger further impairment losses by shortening the economic limits on field lives and reducing proved property reserve estimates.

Faced with these continuing low crude oil and natural gas prices, and low chemical margins, some company projects are being deferred. For example, Phillips anticipates that the joint-venture project to develop extra-heavy oil reserves from the Hamaca region of the Orinoco Oil Belt in eastern Venezuela, in which it has a 20 percent interest, will not move forward until economic conditions improve. In the interim, project-related costs will be reduced to a minimum level to allow for rapid reactivation of the project when justified. The company has also canceled construction of a 200 million-pounds-per-year hexene-1 plant at HCC, and will reconsider the project when improvements are realized in the chemicals markets.

However, the company plans to continue efforts to upgrade its worldwide exploration portfolio. Exploration activities are planned in 1999 in the Kazakhstan sector of the Caspian Sea; Oman in the Middle East; Bohai Bay, China; Greenland; Norway; Alaska; and an active exploitation program in the Zama area of northwest Alberta, Canada.

Phillips continues to jointly acquire, process and interpret three-dimensional seismic data with Mobil Corporation to build a portfolio of drilling prospects on its jointly held deep-water leases in the Gulf of Mexico. In addition, Phillips is evaluating other industry opportunities for lease acquisition and drilling in the deep-water. Drilling in deep-water is expected to begin in 1999.

Phillips operates in three countries where cutbacks in production were announced in 1998. The Norwegian Ministry of Petroleum and Energy has decided to continue the production curtailment measures for oil production on the Norwegian continental shelf in 1999. It will amount to a 3 percent reduction, based on the production forecasts given to the Ministry, and is expected to have a limited duration--ending June 30, 1999. The Nigerian government dictated quota reductions totaling 15 percent, effective July 1, 1998, which are expected to continue throughout 1999. These affect leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil Company. Venezuela, an OPEC member, has agreed to cut back oil production, but third-bid-round-property operators have not been asked to curtail production. Based on the above, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 1999.

The expiration of Phillips' crystalline polypropylene patent in March 2000 will have a negative impact on the company's earnings. Licensing of this technology has generated before-tax income for the company's Chemicals segment of $59 million, $72 million, and $56 million, in 1998, 1997, and 1996, respectively.

In January 1999, several European countries began operating with a single currency, the Euro, starting the process of completely replacing their national currencies during the next three and one-half years. This European Monetary Union will affect many of the business and financial functions for companies operating in these countries. The previously mentioned worldwide business systems replacement project has positioned the company for the introduction of the Euro and no significant adverse economic impact is anticipated.

In December 1998, agreement was achieved with the Internal Revenue Service on the Kenai LNG and certain other tax issues for years 1987 through 1992, the last of the years in which the Kenai LNG income issue was in dispute. As a result, 1998 net income was increased by $115 million. The related cash refunds of $99 million are expected to be received by the company in the near term.

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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to:
     (1) the company's ability to obtain agreements from co-venturers or partners, and governments; engage drilling, construction and other contractors; obtain economical and timely financing; (2) geological, land, or sea conditions;
     (3) world prices for oil, natural gas and natural gas liquids; and (4) foreign and United States laws, including tax laws.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    PHILLIPS PETROLEUM COMPANY

                  INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Management....................................       78

Report of Independent Auditors..........................       79

Consolidated Statement of Income for the years
  ended December 31, 1998, 1997 and 1996................       80

Consolidated Balance Sheet at December 31, 1998
  and 1997..............................................       81

Consolidated Statement of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996................       82

Consolidated Statement of Changes in Common Stockholders'
  Equity for the years ended December 31, 1998,
  1997 and 1996.........................................       83

Notes to Financial Statements...........................       84

Supplementary Information

     Oil and Gas Operations.............................      116

     Selected Quarterly Financial Data..................      134


              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation Accounts and Reserves............      138


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

The company maintains an internal control structure designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal control structure is supported by written policies and guidelines and is complemented by a staff of internal auditors. Management believes that the system of internal controls in place at December 31, 1998, provides reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

The company's financial statements have been audited by Ernst & Young LLP, independent auditors selected by the Audit Committee of the Board of Directors and approved by the stockholders. Management has made available to Ernst & Young LLP all of the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

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

March 19, 1999

-----------------------------------------------------------------
Report of Independent Auditors


The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                               /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP

Tulsa, Oklahoma
March 19, 1999

------------------------------------------------------------------
Consolidated Statement of Income        Phillips Petroleum Company

Years Ended December 31                    Millions of Dollars
                                       ---------------------------
                                          1998      1997      1996
                                       ---------------------------
Revenues
Sales and other operating revenues     $11,545    15,210    15,731
Equity in earnings of
  affiliated companies                      75       126         4
Other revenues                             225        88        72
------------------------------------------------------------------
    Total Revenues                      11,845    15,424    15,807
------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products         6,493     9,127     9,896
Production and operating expenses        2,238     2,199     2,079
Exploration expenses                       317       242       254
Selling, general and
  administrative expenses                  641       631       508
Depreciation, depletion and
  amortization                           1,302       863       941
Taxes other than income taxes              226       263       264
Interest expense                           200       198       217
Preferred dividend requirements of
  subsidiary and capital trusts             53        82        47
------------------------------------------------------------------
    Total Costs and Expenses            11,470    13,605    14,206
------------------------------------------------------------------
Income before income taxes and
  Kenai LNG tax settlement                 375     1,819     1,601
Kenai LNG tax settlement                    46        81       571
------------------------------------------------------------------
Income before income taxes                 421     1,900     2,172
Provision for income taxes                 184       941       869
------------------------------------------------------------------
Net Income                             $   237       959     1,303
==================================================================

Net Income Per Share of Common Stock
  Basic                                $   .92      3.64      4.96
  Diluted                                  .91      3.61      4.91
------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                              258,274   263,392   262,919
    Diluted                            260,152   265,419   265,256
------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company

At December 31                                Millions of Dollars
                                              -------------------
                                                 1998        1997
                                              -------------------
Assets
Cash and cash equivalents                     $    97         163
Accounts and notes receivable
  (less allowances: 1998--$13; 1997--$19)       1,282       1,717
Inventories                                       540         500
Deferred income taxes                             217         168
Prepaid expenses and other current assets         213         100
-----------------------------------------------------------------
    Total Current Assets                        2,349       2,648
Investments and long-term receivables           1,015         964
Properties, plants and equipment (net)         10,585      10,022
Deferred income taxes                             100          82
Deferred charges                                  167         144
-----------------------------------------------------------------
Total                                         $14,216      13,860
=================================================================

Liabilities
Accounts payable                              $ 1,340       1,546
Notes payable and long-term debt due
  within one year                                 167         234
Accrued income and other taxes                    182         365
Other accruals                                    443         300
-----------------------------------------------------------------
    Total Current Liabilities                   2,132       2,445
Long-term debt                                  4,106       2,775
Accrued dismantlement, removal and
  environmental costs                             729         713
Deferred income taxes                           1,317       1,257
Employee benefit obligations                      424         436
Other liabilities and deferred credits            639         770
-----------------------------------------------------------------
Total Liabilities                               9,347       8,396
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trusts I and II                         650         650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares authorized
  at $1.25 par value
    Issued (306,380,511 shares)
        Par value                                 383         383
        Capital in excess of par                2,055       2,031
    Treasury stock (at cost: 1998--25,259,040
      shares; 1997--14,000,882 shares)         (1,259)       (752)
    Compensation and Benefits Trust (CBT)
      (at cost: 1998--29,125,863 shares;
      1997--29,200,000 shares)                   (987)       (989)
Accumulated other comprehensive income
    Foreign currency translation adjustments      (22)         (8)
    Unrealized gain on available-for-sale
      securities                                    9           -
Unearned employee compensation--Long-Term
  Stock Savings Plan (LTSSP)                     (303)       (342)
Retained earnings                               4,343       4,491
-----------------------------------------------------------------
Total Common Stockholders' Equity               4,219       4,814
-----------------------------------------------------------------
Total                                         $14,216      13,860
=================================================================
See Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Statement of Cash Flows    Phillips Petroleum Company

Years Ended December 31                     Millions of Dollars
                                         -------------------------
                                            1998     1997     1996
                                         -------------------------
Cash Flows From Operating Activities
Net income                               $   237      959    1,303
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                       1,302      863      941
      Dry hole costs and leasehold
        impairment                           152       91      117
      Deferred taxes                          84      283      163
      J-Block settlement                       -      161        -
      Kenai LNG tax settlement              (115)       -        -
      Other                                 (121)      12       41
    Working capital adjustments
      Increase (decrease) in aggregate
        balance of accounts receivable
        sold                                 182        -     (200)
      Decrease (increase) in other
        accounts and notes receivable        272      245     (265)
      Decrease (increase) in inventories     (36)     (33)      31
      Decrease (increase) in prepaid
        expenses and other current assets     (9)      15      (26)
      Increase (decrease) in accounts
        payable                             (225)    (224)     295
      Decrease in taxes and other
        accruals                             (93)    (127)    (315)
------------------------------------------------------------------
Net Cash Provided by Operating Activities  1,630    2,245    2,085
------------------------------------------------------------------

Cash Flows From Investing Activities
Capital expenditures and investments,
  including dry hole costs                (2,052)  (2,043)  (1,544)
Proceeds from asset dispositions              86       21      101
Long-term advances to affiliates and
  other investments                          (18)     (34)     (98)
------------------------------------------------------------------
Net Cash Used for Investing Activities    (1,984)  (2,056)  (1,541)
------------------------------------------------------------------

Cash Flows From Financing Activities
Issuance of debt                           1,272      468      212
Repayment of debt                            (29)    (569)    (226)
Purchase of company common stock            (523)     (50)       -
Issuance of company common stock              13       20       25
Issuance of company-obligated mandatorily
  redeemable preferred securities              -      350      300
Redemption of preferred stock of
  subsidiary                                   -     (345)       -
Dividends paid on common stock              (353)    (353)    (329)
Other                                        (92)    (162)      22
------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                       288     (641)       4
------------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                (66)    (452)     548
Cash and cash equivalents at
  beginning of year                          163      615       67
------------------------------------------------------------------
Cash and Cash Equivalents at End of Year $    97      163      615
==================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of Changes      Phillips Petroleum Company
in Common Stockholders' Equity


                                   Shares of Common Stock
                            -------------------------------------
                                             Held in      Held in
                                 Issued     Treasury          CBT
                            -------------------------------------

December 31, 1995           306,380,511   15,047,246   29,200,000
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation
      adjustments
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                      (1,168,766)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Other
-----------------------------------------------------------------
December 31, 1996           306,380,511   13,878,480   29,200,000
Net income
Other comprehensive income,
  net of tax
    Foreign currency
    translation
    adjustments
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                        (971,198)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                            1,093,600
-----------------------------------------------------------------
December 31, 1997           306,380,511   14,000,882   29,200,000
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation
      adjustments
    Unrealized gain on
      available-for-sale
      securities
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation and other
  benefit plans                             (518,042)     (74,137)
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                           11,776,200
-----------------------------------------------------------------
December 31, 1998           306,380,511   25,259,040   29,125,863
=================================================================



                                    Millions of Dollars
                           --------------------------------------
                                        Common Stock
                           --------------------------------------
                             Par      Capital in   Treasury
                           Value   Excess of Par      Stock   CBT
                           --------------------------------------

December 31, 1995           $383           1,966       (827) (989)
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation
      adjustments
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                          26         70
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Other                                          7
-----------------------------------------------------------------
December 31, 1996            383           1,999       (757) (989)
Net income
Other comprehensive income,
  net of tax
    Foreign currency
    translation
    adjustments
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                          32         55
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                                         (50)
-----------------------------------------------------------------
December 31, 1997            383           2,031       (752) (989)
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation
      adjustments
    Unrealized gain on
      available-for-sale
      securities
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation and other
  benefit plans                               24         28     2
Recognition of LTSSP
  unearned compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                                        (535)
-----------------------------------------------------------------
December 31, 1998           $383           2,055     (1,259) (987)
=================================================================



                                 Millions of Dollars
                     --------------------------------------------
                       Accumulated      Unearned
                             Other      Employee
                     Comprehensive  Compensation  Retained
                            Income       --LTSSP  Earnings  Total
                     --------------------------------------------

December 31, 1995             $ 39          (414)    3,030  3,188
                                                            -----
Net income                                           1,303  1,303
Other comprehensive
  income, net of tax
    Foreign currency
      translation
      adjustments               15                             15
                                                            -----
Comprehensive income                                        1,318
                                                            -----
Cash dividends paid
  on common stock                                     (329)  (329)
Distributed under
  incentive
  compensation plans                                   (72)    24
Recognition of LTSSP
  unearned
  compensation                                36               36
Tax benefit of
  dividends on
  unallocated LTSSP
  shares                                                 7      7
Other                                                           7
-----------------------------------------------------------------
December 31, 1996               54          (378)    3,939  4,251
                                                            -----
Net income                                             959    959
Other comprehensive
  income, net of tax
    Foreign currency
      translation
      adjustments              (62)                           (62)
                                                            -----
Comprehensive income                                          897
                                                            -----
Cash dividends paid
  on common stock                                     (353)  (353)
Distributed under
  incentive
  compensation plans                                   (61)    26
Recognition of LTSSP
  unearned
  compensation                                36               36
 Tax benefit of
  dividends on
  unallocated LTSSP
  shares                                                 7      7
Stock purchases                                               (50)
-----------------------------------------------------------------
December 31, 1997               (8)         (342)    4,491  4,814
                                                            -----
Net income                                             237    237
Other comprehensive
  income, net of tax
    Foreign currency
     translation
     adjustments               (14)                           (14)
    Unrealized gain on
      available-for-
      sale securities            9                              9
                                                            -----
Comprehensive income                                          232
                                                            -----
Cash dividends paid
  on common stock                                     (353)  (353)
Distributed under
  incentive
  compensation and
  other benefit plans                                  (38)    16
Recognition of LTSSP
  unearned
  compensation                                39               39
Tax benefit of
  dividends on
  unallocated LTSSP
  shares                                                 6      6
Stock purchases                                              (535)
-----------------------------------------------------------------
December 31, 1998             $(13)         (303)    4,343  4,219
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Accounting Policies

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

o Reclassification--Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

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

o Derivative Instruments--Forward foreign currency contracts designated and effective as hedges of firm commitments, commodity futures and commodity option contracts designated and effective as hedges are recorded at market value, either through monthly adjustments for unrealized gains and losses (forwards and options) or through daily settlements in cash (futures), and the resulting gains and losses are deferred. Forward foreign currency contracts designated and effective as hedges of existing assets and liabilities are recorded at market value through monthly adjustments, with immediate recognition of the resulting gains and losses. Commodity swaps and forward commodity contracts designated as hedges are not recorded until the resulting cash flows are known.

   The gains and losses from all of these derivative instruments are recognized during the same period in which the gains and losses from the underlying exposures being hedged are recognized, except for gains and losses from hedges of asset acquisitions that are recorded as adjustments to the carrying value of the assets.

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

      Depletion and Amortization--Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

o Depreciation and Amortization--Depreciation and amortization of properties, plants and equipment are determined by the group straight-line method, the individual unit straight-line method or the unit-of-production method, applying the method considered most appropriate for each type of property.

o Impairment of Assets--Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets--generally on a field-by-field basis for exploration and production assets or at an entire complex level for downstream assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by Management for disposal are accounted for at the lower of amortized cost or fair value, less cost to sell.

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

o Net Income Per Share of Common Stock--Basic income per share of common stock is calculated based upon the daily weighted-average number of common shares outstanding during the year, including shares held by the LTSSP. Diluted income per share of common stock includes the above, plus "in-the-money" stock options issued pursuant to company compensation plans. Treasury stock and shares held by the CBT are excluded from the daily weighted-average number of common shares outstanding in both calculations.

Note 2--Accounting Changes

The company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," effective for the year ending December 31, 1997. All prior-period earnings per share data have been restated. This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. "In-the-money" stock options issued pursuant to company compensation plans are the only dilutive securities in all periods presented.


Note 3--Inventories

Inventories at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1998           1997
                                              -------------------

Crude oil and petroleum products              $177            156
Chemical products                              264            254
Materials, supplies and other                   99             90
-----------------------------------------------------------------
                                              $540            500
=================================================================


Included in the amounts above were inventories valued on a LIFO basis totaling $330 million and $299 million at December 31, 1998 and 1997, respectively. The remainder of the company's inventories are valued under various other methods, including first-in, first-out (FIFO), weighted average and standard cost. The inventories valued under LIFO would have been approximately $258 million and $457 million higher at December 31, 1998 and 1997, respectively, had they been valued using the FIFO method.


Note 4--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                1998         1997
                                              -------------------
Investments in and advances to affiliated
  companies                                   $  751          722
Long-term receivables                             74           97
Other investments                                190          145
-----------------------------------------------------------------
                                              $1,015          964
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

                                           Millions of Dollars
                                       --------------------------
                                         1998      1997      1996
                                       --------------------------

Revenues                               $2,792     3,203     3,043
Income before income taxes                534       658       583
Net income                                356       470       380
Current assets                            790       856       936
Other assets                            3,460     3,076     3,372
Current liabilities                       738       777       887
Other liabilities                       1,280     1,300     1,493
-----------------------------------------------------------------


At December 31, 1998, retained earnings included $97 million related to the undistributed earnings of these affiliated companies, and distributions received from them were $78 million, $96 million and $107 million in 1998, 1997 and 1996, respectively.

At December 31, 1998, the company's 50 percent interest in Sweeny Olefins Limited Partnership (SOLP), which owns and operates a 2 billion-pounds-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery, was carried at a net investment of $264 million. During construction of this facility, the company made advances to the partnership under a subordinated loan agreement (SLA) to fund certain costs related to completing the project. In 1992, the company sold participating interests in the SLA to a syndicate of banks for $211 million under a participation agreement. The sale of this receivable is subject to recourse, in that the company has a contingent obligation to pay the amounts due the participating banks if SOLP fails to pay. The balance of the subordinated loan at December 31, 1998, was $117 million. During 1995, SOLP entered into a second subordinated loan agreement with the company, with essentially the same terms as the SLA, for $120 million to fund three new furnaces for the ethylene plant. The balance of this subordinated loan at December 31, 1998, was $105 million. It is not economically practicable to estimate the fair value of the company's obligations to SOLP or to the participating banks.

Note 5--Properties, Plants and Equipment

The company's investment in properties, plants and equipment
(PP&E), with accumulated depreciation, depletion and amortization
(DD&A), at December 31 was:

                              Millions of Dollars
             -----------------------------------------------------
                        1998                        1997
             -------------------------    ------------------------
               Gross               Net     Gross               Net
                PP&E     DD&A     PP&E      PP&E     DD&A     PP&E
             -------------------------    ------------------------

E&P          $12,849    7,600    5,249    11,924    6,982    4,942
GPM            2,145    1,201      944     2,080    1,136      944
RM&T           4,289    2,032    2,257     4,144    1,959    2,185
Chemicals      2,872    1,145    1,727     2,661    1,056    1,605
Corporate
  and Other      713      305      408       617      271      346
------------------------------------------------------------------
             $22,868   12,283   10,585    21,426   11,404   10,022
==================================================================


Note 6--Comprehensive Income

Effective January 1, 1998, the company adopted FASB Statement
No. 130, "Reporting Comprehensive Income." Phillips has elected to display comprehensive income and its components in its Statement of Changes in Common Stockholders' Equity.

The components of other comprehensive income, presented net of tax in the Statement of Changes in Common Stockholders' Equity, included the following tax expense for the periods presented:

                                             Millions of Dollars
                                             --------------------
                                             1998    1997    1996
                                             --------------------
Foreign currency translation adjustments       $-       -       -
Unrealized gain on available-for-sale
  securities                                    5       -       -
-----------------------------------------------------------------


Deferred taxes have not been provided on temporary differences related to foreign currency translation adjustments for investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration.

Unrealized gain on available-for-sale securities shown relates to securities held by the irrevocable grantor trusts that fund the company's domestic, non-qualified supplemental key employee pension plans (see Note 16--Employee Benefit Plans).

Note 7--Impairments

During 1998, 1997 and 1996, the company recognized the following before-tax impairments:

                                             Millions of Dollars
                                             --------------------
                                             1998    1997    1996
                                             --------------------
Additions to depreciation, depletion and
  amortization
    Point Arguello E&P field, offshore
      California                             $  -       -     106
    U.S. E&P properties, primarily Gulf
      of Mexico and Gulf Coast area           231      48       -
    United Kingdom E&P offshore properties    147      15       -
    Canadian E&P properties                     -       -      25
    Other foreign E&P                          15       -       -
    Retail service stations                     -       1      58
    Chemical assets                             7       4       -
    Corporate assets                            3       -       1
-----------------------------------------------------------------
                                              403      68     190
Reductions in equity earnings
    Point Arguello field                        -       -      78
-----------------------------------------------------------------
                                             $403      68     268
=================================================================


After-tax, the above impairments by segment were:

                                             Millions of Dollars
                                             --------------------
                                             1998    1997    1996
                                             --------------------

E&P                                          $267      42     144
RM&T                                            -       1      38
Chemicals                                       5       3       -
Corporate                                       2       -       1
-----------------------------------------------------------------
                                             $274      46     183
=================================================================


The E&P impairments in 1998 were primarily the result of the prolonged and significant decrease in crude oil prices experienced in 1998. Although it is extremely difficult to predict future price levels for crude oil, the company believes the depressed price environment will not improve in the near term. This had the effect of lowering projected future cash flows and probable reserve estimates. In addition, a less significant amount of the impairment was triggered by upward revision of estimated platform dismantlement costs related to a U.K. North Sea field, as well as increased cost estimates on well workovers in certain other U.K. North Sea fields.

Phillips monitors its assets for signs of potential impairment and recognizes impairment losses whenever the carrying amount of a field is not expected to be recovered by future, undiscounted cash flows. At the time the company estimates its recoverable reserves in 1999, low crude oil and natural gas prices could potentially trigger further impairment losses by shortening the economic limits on field lives and reducing proved property reserve estimates.

The facts leading to the E&P impairments in 1997 were unsuccessful development drilling and downward reserve revisions for the Garden Banks Blocks 70/71 field in the Gulf of Mexico, increased drilling costs for a well at the West Cameron Block 146 field in the Gulf of Mexico, and downward reserve revisions for fields located in the U.K. North Sea.

The facts and circumstances leading to the E&P impairments in 1996 were rapidly declining production rates and production forecasts for the Point Arguello field, offshore California, and weaker natural gas price outlooks and disappointing drilling and production results on certain Canadian properties.

The RM&T impairment in 1996 relates to the company's retail expansion and image improvement program, and included stations that were or will be razed and rebuilt and others that the company sold or plans to sell.

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


Note 8--Accrued Dismantlement, Removal and Environmental Costs

At December 31, 1998 and 1997, the company had accrued
$725 million and $670 million, respectively, of dismantlement and removal costs, primarily related to worldwide offshore production facilities and to production facilities at Prudhoe Bay in Alaska. Estimated total future dismantlement and removal costs at December 31, 1998, were $1,109 million. These costs are accrued primarily on the unit-of-production method.

Phillips had accrued environmental costs, primarily related to clean-up of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations, and other various costs, of $30 million and $40 million at December 31, 1998 and 1997, respectively. Phillips had also accrued $32 million of environmental costs associated with discontinued or sold operations at December 31, 1998 and 1997, respectively. Also,
$5 million and $7 million were included at December 31, 1998 and 1997, respectively, for sites where the company has been named a Potentially Responsible Party. At the same dates, $4 million had been accrued for other environmental litigation. At December 31, 1998 and 1997, total environmental accruals were $71 million and $83 million, respectively.

Of the total $796 million of accrued dismantlement, removal and environmental costs at December 31, 1998, $67 million was classified as a current liability on the balance sheet, under the caption "Other accruals." At year-end 1997, $40 million was classified as current.

During 1998, as part of a comprehensive environmental cost recovery project, the company entered into settlement agreements with certain of its historical liability and pollution insurers in exchange for releases or commutations of their present and future liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $128 million, all of which had been collected at December 31, 1998.


Note 9--J-Block Settlement

On June 2, 1997, Phillips Petroleum Company United Kingdom Limited and its co-venturers reached a settlement with Enron Europe Limited (Enron) concerning J-Block gas production in the U.K. sector of the North Sea. Under the terms of the settlement agreement, Enron made a cash payment of $440 million to the J-Block owners in 1997; the existing take-or-pay depletion contract was amended to become a firm long-term supply contract; and the fixed contract price for J-Block gas was reduced to reflect current market conditions for long-term gas sales contracts. The total contract gas quantity, however, remains essentially the same. Phillips' share of the $440 million cash payment was $161 million. The settlement concluded all J-Block litigation with Enron. The income associated with the cash payment is being recognized over the remaining term of the supply contract.

Note 10--Debt

Long-term debt at December 31 was:

                                             Millions of Dollars
                                            ---------------------
                                              1998           1997
                                            ---------------------

9 3/8% Notes due 20ll                       $  349            349
9.18% Notes due September 15, 2021             300            300
9% Notes due 2001                              250            250
8.86% Notes due May 15, 2022                   250            250
8.49% Notes due January 1, 2023                250            250
7.92% Notes due April 15, 2023                 250            250
7.20% Notes due November 1, 2023               250            250
7.125% Debentures due March 15, 2028           295              -
6.65% Notes due March 1, 2003                  100            100
6.65% Debentures due July 15, 2018             299              -
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 due 2007                          19             20
Revolving debt due to banks and others
  through 2002 at 3.7% - 8.9%                1,152            474
Guarantees of LTSSP bank loans payable
  at 4.98% - 6.1875%                           397            425
Medium-term notes due various years
  at 7.95% - 8%                                 84             84
Other obligations                               28              7
-----------------------------------------------------------------
Total debt                                   4,273          3,009
Notes payable and long-term debt due
  within one year                             (167)          (234)
-----------------------------------------------------------------
Long-term debt                              $4,106          2,775
=================================================================


Maturities in 1999 through 2003 are: $167 million (included in current liabilities), $1 million, $551 million, $778 million and $100 million, respectively.

During the year, the company issued $300 million of 6.65%
Debentures due July 15, 2018, and $300 million of 7.125%
Debentures due March 15, 2028, in the public market.

During 1998, the company's LTSSP paid $28 million to retire the first of its two term loans. The second loan will require annual installments beginning in 2005, continuing through 2015. At December 31, 1998, $397 million was outstanding. Under this bank loan, any participating bank in the syndicate of lenders may cease to participate on December 5, 2004, by giving not less than 180 days' prior notice to the LTSSP and the company. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 2005.

Each bank participating in the LTSSP loan has the optional right, if the current company directors or their approved successors cease to be a majority of the Board of Directors (Board), and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice. (See Note 16 for additional discussion of the LTSSP.)

At December 31, 1998, $755 million in commercial paper was outstanding, which is supported 100 percent by the company's
$1.5 billion revolving credit facility. In addition, $25 million of revolving debt was outstanding under this facility, leaving $720 million available. Also, the Phillips Petroleum Company Norway $300 million revolving credit facility was fully drawn at December 31, 1998.

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


Note 11--Contingencies

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

Other Contingencies--The company has contingent liabilities resulting from throughput agreements with pipeline and processing companies in which it holds stock interests. Under these agreements, Phillips may be required to provide any such company with additional funds through advances, most of which can be recovered through reductions of future charges for the shipping or processing of petroleum liquids, natural gas and refined products.


Note 12--Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts Held for Purposes
Other Than Trading

The company and certain of its subsidiaries use financial and commodity-based derivative contracts to manage exposures to currency and commodity price fluctuations. For every derivative contract used, there is an offsetting physical or financial position, firm commitment or anticipated transaction. Neither Phillips nor its subsidiaries hold or issue derivative financial instruments with leveraged features. In 1998 and 1997, the net realized and unrealized gains and losses from derivative contracts were not material to the company's financial statements.

Financial Derivative Contracts--The company on occasion uses forward exchange contracts to manage exposures to currency exchange rate fluctuations associated with certain assets, liabilities and firm commitments. All forward exchange contracts are adjusted monthly to fair market value with recognition of the resulting gains and losses which offset gains and losses on the underlying exposures. There were no outstanding financial contracts at December 31, 1998, or December 31, 1997.

Commodity Derivative Contracts--Phillips uses commodity-based swaps and futures to manage exposures to commodity price fluctuations. The following table summarizes the company's major commodity hedging activities. The notional volumes represent only the amounts hedged, not the net market exposure of the items hedged, which is significantly less.

                                          Notional Volume Positions
                                          -------------------------
                                                 December 31
                                Class of  -------------------------
                              Derivative      1998             1997
                              ----------  -------------------------

Source of Commodity Price Risk
Natural gas (billions of
  British thermal units)
    Sales of domestic natural
      gas production               Swaps         -           16,082
-------------------------------------------------------------------
Crude oil (thousands of
  barrels)
    Timing differences
      between purchases and
      refining                   Futures       650            2,627
-------------------------------------------------------------------
Refined products (thousands
  of barrels)
    Feedstock-to-product
      margins                      Swaps     6,000            5,194
                                 Futures       896            2,950
-------------------------------------------------------------------


In the case of anticipated transactions, expected product sales or margins are hedged up to 16 months into the future.


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

The credit risk from the company's over-the-counter derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction, typically a major bank or financial institution. Phillips does not anticipate non-performance by any of these counterparties, none of whom does sufficient volume with the company to create a significant concentration of credit risk. Futures contracts have a negligible credit risk because they are traded on the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange of London Limited (IPE).


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

Certain company financial instruments at December 31 were:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------  -------------
                                     1998     1997   1998    1997
                                   ---------------  -------------
Financial assets
  Futures                          $    -        3      -       3
  Swaps                                 -        -      -       2
Financial liabilities
  Total debt, including
    current maturities              4,273    3,009  4,527   3,201
  Mandatorily redeemable
    preferred securities              650      650    680     675
  Futures                               *        -      *       -
  Swaps                                 -        -      6       1
-----------------------------------------------------------------
*Indicates amount was less than $1 million.


Note 13--Preferred Stock

Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips Capital Trusts

During 1996 and 1997, the company formed two statutory business trusts, Phillips 66 Capital I (Trust I) and Phillips 66 Capital II (Trust II), in which the company owns all common stock. The Trusts exist for the sole purpose of issuing securities and investing the proceeds thereof in an equivalent amount of subordinated debt securities of Phillips.

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

Subordinated Debt Securities I and II are unsecured obligations of Phillips, equal in right of payment but subordinate and junior in right of payment to all present and future senior indebtedness of Phillips.

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


Preferred Stock of Subsidiary

In December 1997, the company's subsidiary, Phillips Gas Company, redeemed its 13,800,000 shares of Series A 9.32% Cumulative
Preferred Stock at par.


Note 14--Preferred Share Purchase Rights

The company has outstanding one Preferred Share Purchase Right (Right) for each outstanding share of its common stock. The Rights enable holders to either acquire additional shares of Phillips common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The Rights, which expire July 31, 1999, will be exercisable only if a person or group acquires 20 percent or more of the company's common stock or announces a tender offer that would result in ownership of 20 percent or more of the common stock. The Rights may be redeemed by the company in whole, but not in part, for one cent per Right.

Note 15--Non-Mineral Operating Leases

The company leases ocean transport vessels, tank and hopper railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. At December 31, 1998, future minimum payments due under non-cancelable operating leases were:
                                                         Millions
                                                       of Dollars
                                                       ----------

1999                                                         $ 89
2000                                                           69
2001                                                           51
2002                                                           48
2003                                                           39
Remaining years                                               250
-----------------------------------------------------------------
                                                             $546
=================================================================


The amounts above do not include guaranteed residual values of $271 million, related to retail service stations and two liquefied natural gas tankers.

Operating lease rental expense for years ended December 31 was:

                                           Millions of Dollars
                                         ------------------------
                                         1998      1997      1996
                                         ------------------------

Total rentals                            $137       131       119
Less sublease rentals                       2         2         2
-----------------------------------------------------------------
                                         $135       129       117
=================================================================

Note 16--Employee Benefit Plans

Pension and Postretirement Plans
The company has adopted, and the following disclosures comply with, FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." An analysis of the projected benefit obligations for the company's pension plans and accumulated benefit obligations for its postretirement health and life insurance plans follows:

                                      Millions of Dollars
                               ----------------------------------
                               Pension Benefits   Other Benefits
                               ----------------   ---------------
                                 1998      1997   1998       1997
                               ----------------   ---------------
Change in Benefit Obligation
Benefit obligation at
  January 1                    $1,252     1,092    135        142
Service cost                       56        50      3          3
Interest cost                      91        81      8          9
Plan participants'
  contributions                     1         2      9         10
Plan amendments                     3         5      -        (15)
Actuarial loss                     87        96      1          6
Benefits paid                     (53)      (47)   (21)       (21)
Curtailment                       (11)        -      5          1
Settlement                         (4)        -      -          -
Recognition of termination
  benefits                         12         1      2          -
Foreign currency exchange
  rate change                      (4)      (28)     -          -
-----------------------------------------------------------------
Benefit obligation at
  December 31                  $1,430     1,252    142        135
=================================================================
Accumulated benefit
  obligation portion of
  above at December 31         $1,066       874
===============================================

Change in Fair Value of
  Plan Assets
Fair value of plan assets at
  January 1                    $  999       819     29         31
Actual return on plan assets      137       169      2          2
Company contributions              86        85      7          7
Plan participant contributions      1         2      9         10
Benefits paid                     (53)      (47)   (21)       (21)
Settlement                         (4)        -      -          -
Foreign currency exchange
  rate change                      (4)      (29)     -          -
-----------------------------------------------------------------
Fair value of plan assets at
  December 31                  $1,162       999     26         29
=================================================================

                                      Millions of Dollars
                               ----------------------------------
                               Pension Benefits   Other Benefits
                               ----------------   ---------------
                                1998       1997   1998       1997
                               ----------------   ---------------
Funded Status
Excess obligation              $(268)      (253)  (116)      (106)
Unrecognized net actuarial
  loss                           125        112     19         19
Unrecognized prior service
  cost                            50         54    (18)       (26)
Unrecognized net transition
  asset                          (13)       (21)     -          -
-----------------------------------------------------------------
Total recognized amount in the
  consolidated balance sheet   $(106)      (108)  (115)      (113)
=================================================================

Components of above amount:
    Prepaid benefit cost       $  48         36      -          -
    Accrued benefit liability   (154)      (144)  (115)      (113)
-----------------------------------------------------------------
Total recognized               $(106)      (108)  (115)      (113)
=================================================================

Weighted Average Assumptions
  as of December 31
Discount rate                   6.60%      7.00   6.50       6.75
Expected return on plan assets  9.40       9.30   6.50       6.60
Rate of compensation increase   4.00       4.20   4.00       4.25
-----------------------------------------------------------------


As of December 31, 1998, the health care cost trend rate is assumed to decrease gradually from 7 percent in 1999 to 5 percent in 2003 and 2004. No increases in medical costs are assumed for years beginning in 2005 because of a provision in the health plan that freezes the company's contribution at 2004 levels.

                                       Millions of Dollars
                               ----------------------------------
                               Pension Benefits   Other Benefits
                               ----------------  ----------------
                               1998  1997  1996  1998  1997  1996
                               ----------------  ----------------
Components of Net Periodic
  Benefit Cost
Service cost                   $ 56    50    50     3     3     3
Interest cost                    91    81    77     8     9    10
Expected return on plan assets  (91)  (75)  (69)   (2)   (2)   (2)
Amortization of prior service
  cost                            4     4     4    (7)   (4)   (5)
Recognized net actuarial loss    15    13    17     2     1     3
Amortization of net asset        (7)   (7)   (7)    -     -     -
-----------------------------------------------------------------
Net periodic benefit cost      $ 68    66    72     4     7     9
=================================================================

In determining net pension and other postretirement benefit costs, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years.

All of the company's tax-qualified pension plans have plan assets in excess of their accumulated benefit obligations. Certain of the company's tax-qualified pension plans have plan assets in excess of their projected benefit obligations. The value of plan assets and the projected benefit obligations for these plans were $251 million and $234 million, respectively, as of December 31, 1998, and $396 million and $348 million, respectively, as of December 31, 1997.

The company's domestic non-qualified supplemental key employee plans are funded by means of irrevocable grantor trusts, not out of the assets reflected in the above table. The grantor trusts are funded based on actuarial calculations performed by an independent actuary. The projected and accumulated benefit obligations for the non-qualified plans were $92 million and $68 million, respectively, as of December 31, 1998, and $86 million and $62 million, respectively, as of December 31, 1997.

The company has non-pension postretirement benefit plans for health and life insurance. In 1997, the company's health plan was amended to offer a managed care option to retirees and to alter the cost sharing of administrative expenses. The health care plan is contributory, with participant and company contributions adjusted annually; the life insurance plan is non-contributory. Early retirees in the health care plan not yet eligible for Medicare pay approximately 50 percent of the cost of coverage, while retirees born prior to March 1921 have fixed premiums that do not change. Other retirees in the health plan essentially pay their own way. The present cost sharing for early retirees is expected to remain in effect through 2004. Beginning in 2005, company contributions for early retirees will be capped at 2004 levels.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the 1998 amounts:

                                             Millions of Dollars
                                             --------------------
                                             One-Percentage-Point
                                             --------------------
                                             Increase    Decrease
                                             --------    --------
Effect on total of service and interest
  cost components                                  $-           -
Effect on the postretirement benefit
  obligation                                        3          (3)
-----------------------------------------------------------------

Termination Benefits

The company recorded the following before-tax charges in connection with work force reductions:
                                            Millions of Dollars
                                           ----------------------
                                           1998     1997     1996
                                           ----------------------
Severance costs                             $73        5        4
Termination benefits                         14        1        -
Curtailment losses                            6        1        -
-----------------------------------------------------------------
                                            $93        7        4
=================================================================


Defined Contribution Plans

Most employees may elect to participate in the company-sponsored Thrift Plan by contributing a portion of their earnings to any of several investment funds. A percentage of the employee contribution is matched by the company. Company contributions charged to expense were $6 million each in 1998, 1997 and 1996.

The company's LTSSP is a leveraged employee stock ownership plan. Most employees may elect to participate in the LTSSP by contributing 1 percent of their salary and receiving an allocation of shares of common stock proportionate to their contributions. In 1990 and 1988, the LTSSP borrowed funds that were used to purchase previously unissued shares of company common stock. The 1988 loan was fully repaid during 1998. Since the company guarantees the LTSSP's borrowings, the unpaid balance is reported as a liability of the company and unearned compensation is shown as a reduction of common stockholders' equity. Dividends on all shares are charged against retained earnings. The debt is serviced by the LTSSP from company contributions and dividends received on certain shares of common stock held by the plan. The shares held by the LTSSP are released for allocation to participant accounts based on debt service payments on LTSSP borrowings. In addition, during the period from 1999 through 2005, when no debt principal payments are scheduled to occur, the company has committed to make direct contributions of stock to the LTSSP, or make prepayments on LTSSP borrowings, to ensure a certain minimum level of stock allocation to participant accounts.

The company recognizes interest expense as incurred and compensation expense based on the fair market value of the stock contributed or on the cost of the unallocated shares released, using the shares-allocated method. The company recognized total LTSSP expense of $26 million, $27 million and $30 million in 1998, 1997 and 1996, respectively, all of which was compensation expense. Company contributions to the LTSSP in 1998, 1997 and 1996 were $15 million, $20 million and $14 million, respectively.

Dividends used to service debt were $38 million, $32 million and $39 million in 1998, 1997 and 1996, respectively. These dividends reduced the amount of expense recognized each period.
Interest incurred on the LTSSP debt in 1998, 1997 and 1996 was $25 million, $26 million and $27 million, respectively.

The total LTSSP shares as of December 31 were:

                                               1998          1997
                                         ------------------------
Unallocated shares                       10,726,645    12,732,919
Allocated shares                         18,618,668    17,446,774
-----------------------------------------------------------------
Total LTSSP shares                       29,345,313    30,179,693
=================================================================


Incentive Compensation Plans

The company has a Performance Incentive Program and an Annual Incentive Compensation Plan to provide awards to most employees with additional compensation if key safety, operating and financial objectives are met. In anticipation of awards under both of these plans and the Omnibus Securities Plan, provisions of $53 million, $64 million and $75 million were charged against earnings in 1998, 1997 and 1996, respectively.

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

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
(APB No. 25), and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Because the exercise price of Phillips' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. If the provisions of FASB Statement No. 123 had been applied, net income would have been reduced $8 million, $6 million and $4 million in 1998, 1997 and 1996, respectively. Basic and diluted earnings per share would have been reduced
$.03 in 1998, and $.02 in 1997 and 1996. A summary of Phillips' stock option activity follows:

                                                 Weighted-Average
                                       Options     Exercise Price
                                    ----------   ----------------
Outstanding at December 31, 1995     7,082,721             $26.38
Granted                              1,292,707              35.26
Exercised                           (1,384,966)             22.58
Forfeited                              (27,059)             33.74
----------------------------------------------   ----------------
Outstanding at December 31, 1996     6,963,403             $28.76
Granted                              1,181,103              44.93
Exercised                           (1,177,307)             25.01
Forfeited                              (50,948)             40.25
----------------------------------------------   ----------------
Outstanding at December 31, 1997     6,916,251             $32.07
Granted                              2,871,695              45.40
Exercised                             (740,019)             25.79
Forfeited                              (38,699)             43.01
----------------------------------------------   ----------------
Outstanding at December 31, 1998     9,009,228             $36.79
==============================================   ----------------


Outstanding at December 31, 1998
                                        Weighted-Average
                               ----------------------------------
Exercise Prices      Options   Remaining Lives     Exercise Price
----------------   ---------   ---------------     --------------
$12.82 to $31.44   3,646,138        4.25 years             $28.11
$32.25 to $50.72   5,363,090        8.57 years              42.69
-----------------------------------------------------------------

Exercisable at December 31
                                                 Weighted-Average
                   Exercise Prices      Options    Exercise Price
                  ----------------    ---------  ----------------
1998              $12.82 to $31.44    3,360,416            $27.83
                  $32.25 to $50.72    1,012,356             38.04
-----------------------------------------------------------------
1997              $12.63 to $31.44    3,436,254            $26.74
                  $32.25 to $50.72      412,916             35.34
-----------------------------------------------------------------
1996                             -    3,626,834            $25.72
-----------------------------------------------------------------


Compensation and Benefits Trust (CBT)

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

The company sold 29.2 million shares of previously unissued Phillips common stock, $1.25 par value, to the CBT in 1995, in exchange for cash previously contributed to the CBT by Phillips in the amount of $37 million and a promissory note from the CBT to Phillips of $952 million. The CBT is consolidated by Phillips, therefore the cash contribution and promissory note are eliminated in consolidation. Shares held by the CBT are valued at cost and do not affect earnings per share or total common stockholders' equity until after they are transferred out of the CBT. In 1998, 74,137 shares were transferred out of the CBT, leaving 29.1 million shares at December 31, 1998. All shares are required to be transferred out of the CBT by January 1, 2021.


Note 17--Taxes

Taxes charged to income were:
                                            Millions of Dollars
                                           ----------------------
                                           1998     1997     1996
                                           ----------------------
Taxes Other Than Income Taxes
Property                                   $ 81       82       80
Production                                   41       69       65
Payroll                                      57       55       56
Environmental                                33       37       40
Other                                        14       20       23
-----------------------------------------------------------------
                                            226      263      264
-----------------------------------------------------------------
Income Taxes
Federal
  Current                                     4      145       (6)
  Deferred                                  (50)     142      189
Foreign
  Current                                   170      547      624
  Deferred                                   44       72       43
State and local
  Current                                     8       16       (2)
  Deferred                                    8       19       21
-----------------------------------------------------------------
                                            184      941      869
-----------------------------------------------------------------
Total taxes charged to income              $410    1,204    1,133
=================================================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                1998         1997
                                              -------------------
Deferred Tax Liabilities
Depreciation, depletion and amortization      $2,220        2,129
Other                                             41           39
-----------------------------------------------------------------
Total deferred tax liabilities                 2,261        2,168
-----------------------------------------------------------------
Deferred Tax Assets
Contingency accruals                              44           53
Benefit plan accruals                            247          214
Accrued dismantlement, removal and
  environmental costs                            272          264
Other financial accruals and deferrals           124          116
Alternative minimum tax and other
  credit carryforwards                           440          344
Loss carryforwards                               422          383
Other                                             39           19
-----------------------------------------------------------------
Total deferred tax assets                      1,588        1,393
Less valuation allowance                         327          232
-----------------------------------------------------------------
Net deferred tax assets                        1,261        1,161
-----------------------------------------------------------------
Net deferred tax liabilities                  $1,000        1,007
=================================================================


Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices, costs and tax rates. Based on the company's historical taxable income, its expectations for the future, and available tax planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability. The valuation allowance increased $95 million during 1998, primarily due to an increase in loss carryforwards for various companies.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. At December 31, 1998 and 1997, these temporary differences were $190 million and $239 million, respectively.

Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and foreign income before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:
                                                      Percent of
                            Millions of Dollars      Pretax Income
                            -------------------  --------------------
                             1998   1997   1996   1998    1997   1996
                            -------------------  --------------------
Income before income taxes
  United States              $153    909  1,179   36.3%   47.8   54.3
  Foreign                     268    991    993   63.7    52.2   45.7
---------------------------------------------------------------------
                             $421  1,900  2,172  100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax                 $147    665    760   35.0%   35.0   35.0
Foreign taxes in excess of
  federal statutory rate      153    320    337   36.3    16.8   15.5
Credit for producing fuel
  from a non-conventional
  source                      (29)   (29)   (27)  (6.9)   (1.5)  (1.2)
Kenai LNG tax settlement      (85)   (31)  (194) (20.2)   (1.6)  (9.0)
Other                          (2)    16     (7)   (.5)     .8    (.3)
---------------------------------------------------------------------
                             $184    941    869   43.7%   49.5   40.0
=====================================================================


Excise taxes accrued on the sale of petroleum products were $1,410 million, $1,331 million and $1,257 million for the years ended December 31, 1998, 1997 and 1996, respectively. These taxes are excluded from reported revenues and expenses.

Kenai LNG Tax Settlement--On February 26, 1996, the U.S. Tax Court's decisions relating to the company's sales of LNG from its Kenai, Alaska, facility to Japan became final. The Tax Court's decisions supported the company's position that more than 50 percent of the income from LNG sales was from a foreign source. The favorable resolution of this issue for the years 1975 through 1982 increased net income in 1996 by $565 million. In June 1997, final resolution of this and all other outstanding issues was achieved with the IRS for years 1983 through 1986, resulting in an increase to 1997 net income of $83 million.

In December 1998, agreement was achieved with the IRS on the Kenai LNG and certain other tax issues for years 1987 through 1992; the last of the years in which the Kenai LNG income issue was in dispute with the government. As a result, net income was increased in 1998 by $115 million. The related cash refunds of $99 million due to the company are expected to be received in the near term.

Note 18--Cash Flow Information

                                           Millions of Dollars
                                         ------------------------
                                         1998      1997      1996
                                         ------------------------
Non-Cash Investing and Financing
  Activities
Investment in equity affiliate
  through direct guarantee of debt       $ 13         -         -
Accrued repurchase of company common
  stock                                    12         -         -
Investment sold in exchange for a
  receivable                                9         -         -
Issuance of promissory notes to purchase
  property, plant and equipment             8         -        26
Change in fair value of securities         23        13         7
Fair market value of property, plant
  and equipment exchanged                   8        49         -
Investment in joint ventures in
  exchange for non-cash assets             14         -         -
-----------------------------------------------------------------
Cash Payments
Interest
    Debt                                 $170       166       189
    Taxes and other                         7        22        31
-----------------------------------------------------------------
                                         $177       188       220
=================================================================
Income taxes                             $436       770       765
-----------------------------------------------------------------


Note 19--Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          1998     1997      1996
                                         ------------------------
Interest
Incurred
    Debt                                 $ 238      212       222
    Other                                   10       32        26
-----------------------------------------------------------------
                                           248      244       248
Capitalized                                (48)     (46)      (31)
-----------------------------------------------------------------
Expensed                                 $ 200      198       217
=================================================================
Maintenance and Repairs--expensed        $ 459      493       416
-----------------------------------------------------------------
Research and Development
  Expenditures--expensed                 $  62       56        59
-----------------------------------------------------------------
Foreign Currency Transaction
  Gains (Losses)--after-tax              $ (14)     (17)       41
-----------------------------------------------------------------
Cash Dividends paid per
  common share                           $1.36     1.34      1.25
-----------------------------------------------------------------

Note 20--Segment Disclosures and Related Information

Effective January 1, 1998, the company adopted FASB Statement
No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures." The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At December 31, 1998, E&P was producing in the United States, including the Gulf of Mexico; the Norwegian and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela and offshore China; and pursuing a worldwide exploration program. In March 1999, the company began producing from offshore Denmark. This segment also includes the company's joint-venture coal and lignite operations.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico. GPM's revenues are primarily derived from the sale of processed natural gas (referred to as residue gas) and unfractionated natural gas liquids.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. This segment also fractionates and markets natural gas liquids. The company has three U.S. refineries--two in Texas and one in Utah--and a partial interest in a refinery in the United Kingdom.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The company has manufacturing facilities in the United States, Puerto Rico, Singapore, China and Belgium. Key products include ethylene, propylene, polyethylene, polypropylene, K-Resin, paraxylene, cyclohexane, Ryton and sulfur chemicals.

Corporate and All Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts (see Note 13--Preferred Stock); certain eliminations; and various other corporate activities, such as the company's captive insurance subsidiary and tax items not directly attributable to the operating segments. Corporate identifiable assets include all cash and cash equivalents; the company's owned office buildings and research and development facilities in Bartlesville, Oklahoma; as well as capitalized costs associated with the company's worldwide business systems replacement project. Reporting reclassifications represent adjustments to assets to include debit balances in liability accounts and exclude credit balances in asset accounts, which is done for consolidated reporting but not at the operating segment level.

The company evaluates performance and allocates resources based on, among other items, net income. The accounting policies of the segments are the same as those in Note 1--Accounting
Policies.  Intersegment sales are recorded at market value.

Analysis of Results by Operating Segment
                                           Millions of Dollars
                                    ---------------------------------
                                           Operating Segments
                                    ---------------------------------
                                       E&P     GPM    RM&T  Chemicals
1998                                ---------------------------------
Sales and Other Operating Revenues
  External customers                $2,660     756   5,848      2,279
  Intersegment (eliminations)          398     538     341        133
---------------------------------------------------------------------
    Segment sales                   $3,058   1,294   6,189      2,412
=====================================================================

Operating Results                   $  984     163     361        297
  Depreciation, depletion and
    amortization                      (962)    (77)   (130)       (98)
  Equity in earnings of affiliates      35       1      23         16
  Preferred dividend requirements
    of capital trusts and other
    minority interests                   -       -       -          -
  Interest revenue                       -       -       -          -
  Interest expense                       -       -       -          -
  Corporate overhead and other
    items                                -       -       -          -
  Kenai LNG tax settlement               -       -       -          -
  Income taxes                        (124)    (33)    (87)       (70)
---------------------------------------------------------------------
    Net income (loss)               $  (67)     54     167        145
=====================================================================

Assets
  Identifiable assets               $6,032   1,077   2,790      2,315
  Investments in and advances to
    affiliates                         141       3     120        475
  Reporting reclassifications            -       -       -          -
---------------------------------------------------------------------
    Total assets                    $6,173   1,080   2,910      2,790
=====================================================================

Capital Expenditures and
  Investments                       $1,406      83     246        228
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Kenai LNG tax settlement          $    -       -       -          -
  Work force reduction accrual          39      (2)     14          7
  Dry hole costs and leasehold
    impairment                         152       -       -          -
  Foreign currency (gains) losses       18       -       -         (2)
---------------------------------------------------------------------


1997
Sales and Other Operating Revenues
  External customers                $3,379     952   8,141      2,734
  Intersegment (eliminations)          567     759     444        160
---------------------------------------------------------------------
    Segment sales                   $3,946   1,711   8,585      2,894
=====================================================================

Operating Results                   $1,866     238     345        430
  Depreciation, depletion and
    amortization                      (548)    (77)   (129)       (85)
  Equity in earnings of affiliates      39       1      22         64
  Preferred dividend requirements
    of subsidiary and capital
    trusts, and other minority
    interests                           (1)      -       -          -
  Interest revenue                       -       -       -          -
  Interest expense                       -       -       -          -
  Corporate overhead and other
    items                                -       -       -          -
  Kenai LNG tax settlement               -       -       -          -
  Income taxes                        (747)    (61)    (79)      (134)
---------------------------------------------------------------------
    Net income (loss)               $  609     101     159        275
=====================================================================

Assets
  Identifiable assets               $5,806   1,087   2,869      2,351
  Investments in and advances to
    affiliates                         140       4     139        439
  Reporting reclassifications            -       -       -          -
---------------------------------------------------------------------
    Total assets                    $5,946   1,091   3,008      2,790
=====================================================================

Capital Expenditures and
  Investments                       $1,346     116     249        261
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                      $   91       -       -          -
  Foreign currency losses               17       -       -          1
---------------------------------------------------------------------



                                          Millions of Dollars
                                      ---------------------------
                                          Corporate
                                      and All Other  Consolidated
1998                                  ---------------------------
Sales and Other Operating Revenues
  External customers                        $     2        11,545
  Intersegment (eliminations)                (1,410)            -
-----------------------------------------------------------------
    Segment sales                           $(1,408)       11,545
=================================================================

Operating Results                           $     -         1,805
  Depreciation, depletion and
    amortization                                (35)       (1,302)
  Equity in earnings of affiliates                -            75
  Preferred dividend requirements of
    capital trusts and other minority
    interests                                   (53)          (53)
  Interest revenue                               19            19
  Interest expense                             (200)         (200)
  Corporate overhead and other items             31            31
  Kenai LNG tax settlement                       46            46
  Income taxes                                  130          (184)
-----------------------------------------------------------------
    Net income (loss)                       $   (62)          237
=================================================================

Assets
  Identifiable assets                       $ 1,009        13,223
  Investments in and advances to
    affiliates                                   12           751
  Reporting reclassifications                   242           242
-----------------------------------------------------------------
    Total assets                            $ 1,263        14,216
=================================================================

Capital Expenditures and Investments        $    89         2,052
-----------------------------------------------------------------

Other Significant Non-Cash Items
  Kenai LNG tax settlement                  $  (115)         (115)
  Work force reduction accrual                   35            93
  Dry hole costs and leasehold
    impairment                                    -           152
  Foreign currency (gains) losses                (2)           14
-----------------------------------------------------------------


1997
Sales and Other Operating Revenues
  External customers                        $     4        15,210
  Intersegment (eliminations)                (1,930)            -
-----------------------------------------------------------------
    Segment sales                           $(1,926)       15,210
=================================================================

Operating Results                           $     -         2,879
  Depreciation, depletion and
    amortization                                (24)         (863)
  Equity in earnings of affiliates                -           126
  Preferred dividend requirements of
    subsidiary and capital trusts,
    and other minority interests                (82)          (83)
  Interest revenue                               51            51
  Interest expense                             (198)         (198)
  Corporate overhead and other items            (93)          (93)
  Kenai LNG tax settlement                       81            81
  Income taxes                                   80          (941)
-----------------------------------------------------------------
    Net income (loss)                       $  (185)          959
=================================================================

Assets
  Identifiable assets                       $   819        12,932
  Investments in and advances to
    affiliates                                    -           722
  Reporting reclassifications                   206           206
-----------------------------------------------------------------
    Total assets                            $ 1,025        13,860
=================================================================

Capital Expenditures and Investments        $    71         2,043
-----------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                               $    -            91
  Foreign currency losses                        12            30
-----------------------------------------------------------------

                                           Millions of Dollars
                                    ---------------------------------
                                           Operating Segments
                                    ---------------------------------
                                       E&P     GPM    RM&T  Chemicals
1996                                ---------------------------------
Sales and Other Operating Revenues
  External customers                $2,574     913   9,746      2,493
  Intersegment (eliminations)        1,288     804     582        118
---------------------------------------------------------------------
    Segment sales                   $3,862   1,717  10,328      2,611
=====================================================================

Operating Results                   $1,865     305     287        344
  Depreciation, depletion and
    amortization                      (576)    (73)   (186)       (77)
  Equity in earnings of affiliates     (56)      -      24         36
  Preferred dividend requirements
    of subsidiary and capital
    trust, and other minority
    interests                           (1)      -       -          -
  Interest revenue                       -       -       -          -
  Interest expense                       -       -       -          -
  Corporate overhead and other
    items                                -       -       -          -
  Kenai LNG tax settlement               -       -       -          -
  Income taxes                        (739)    (88)    (38)       (91)
---------------------------------------------------------------------
    Net income                      $  493     144      87        212
=====================================================================

Assets
  Identifiable assets               $5,328   1,082   2,967      2,145
  Investments in and advances to
    affiliates                         140       4     140        409
  Reporting reclassifications            -       -       -          -
---------------------------------------------------------------------
    Total assets                    $5,468   1,086   3,107      2,554
=====================================================================

Capital Expenditures and
  Investments                       $  981      85     227        187
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                      $  117       -       -          -
  Foreign currency (gains) losses        1       -       -          -
---------------------------------------------------------------------


                                          Millions of Dollars
                                      ---------------------------
                                          Corporate
                                      and All Other  Consolidated
1996                                  ---------------------------
Sales and Other Operating Revenues
  External customers                        $     5        15,731
  Intersegment (eliminations)                (2,792)            -
-----------------------------------------------------------------
    Segment sales                           $(2,787)       15,731
=================================================================

Operating Results                           $     -         2,801
  Depreciation, depletion and
    amortization                                (29)         (941)
  Equity in earnings of affiliates                -             4
  Preferred dividend requirements of
    subsidiary and capital trust,
    and other minority interests                (47)          (48)
  Interest revenue                               45            45
  Interest expense                             (217)         (217)
  Corporate overhead and other items            (43)          (43)
  Kenai LNG tax settlement                      571           571
  Income taxes                                   87          (869)
-----------------------------------------------------------------
    Net income                              $   367         1,303
=================================================================

Assets
  Identifiable assets                       $ 1,188        12,710
  Investments in and advances to
    affiliates                                    -           693
  Reporting reclassifications                   145           145
-----------------------------------------------------------------
    Total assets                            $ 1,333        13,548
=================================================================

Capital Expenditures and Investments        $    64         1,544
-----------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                              $     -           117
  Foreign currency (gains) losses               (42)          (41)
-----------------------------------------------------------------




Geographic Information

                                 United            United
                                 States  Norway*  Kingdom*  Nigeria
                                -----------------------------------
1998
Outside Operating Revenues**    $ 9,535     323       993       149
-------------------------------------------------------------------

Long-Lived Assets               $ 6,635   1,544       948       190
-------------------------------------------------------------------


1997
Outside Operating Revenues**    $12,633     448     1,268       209
-------------------------------------------------------------------

Long-Lived Assets               $ 6,708   1,404       961       180
-------------------------------------------------------------------


1996
Outside Operating Revenues**   $13,211     433     1,251        249
-------------------------------------------------------------------

Long-Lived Assets              $ 6,272   1,377       926        178
-------------------------------------------------------------------




                                              Other
                                            Foreign     Worldwide
                                          Countries  Consolidated
                                        -------------------------
1998
Outside Operating Revenues**                 $  545        11,545
-----------------------------------------------------------------

Long-Lived Assets                            $1,268        10,585
-----------------------------------------------------------------


1997
Outside Operating Revenues**                 $  652        15,210
-----------------------------------------------------------------

Long-Lived Assets                            $  769        10,022
-----------------------------------------------------------------


1996
Outside Operating Revenues**                 $  587        15,731
-----------------------------------------------------------------

Long-Lived Assets                            $  367         9,120
-----------------------------------------------------------------
 *Norway crude oil production is sold internally to the United
  Kingdom operations, which then sells it externally to third parties.
**Revenues are attributable to countries based on the location of the operations generating the revenues.


Export sales totaled $427 million, $510 million and $522 million in 1998, 1997 and 1996, respectively.

----------------------------------------------------------------
Oil and Gas Operations
Exploration and Production

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


Contents--Oil and Gas Operations                             Page
-----------------------------------------------------------------

Proved Reserves Worldwide                                     117

Results of Operations                                         123

Statistics                                                    125

Costs Incurred                                                129

Capitalized Costs                                             130

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                          131

o Proved Reserves Worldwide

                                       Crude Oil
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1995            895     261     442       50      94     48
Revisions of
  previous estimates    20      (4)     12        4       5      3
Improved recovery       49      13      36        -       -      -
Purchases of
  reserves in place      2       2       -        -       -      -
Extensions and
  discoveries           10       6       -        1       2      1
Production             (80)    (25)    (37)      (2)     (9)    (7)
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1996            895     252     453       53      92     45
Revisions of
  previous estimates    54      (1)     42        3       7      3
Improved recovery       79       6      73        -       -      -
Purchases of
  reserves in place      8       -       -        -       -      8
Extensions and
  discoveries           66      10       -       30       2     24
Production             (85)    (23)    (39)      (7)     (9)    (7)
Sales of reserves
  in place             (23)      -       -        -       -    (23)
------------------------------------------------------------------
End of 1997            994     244     529       79      92     50
Revisions of
  previous estimates   (52)    (45)      3       (7)      2     (5)
Improved recovery       13       1      12        -       -      -
Purchases of
  reserves in place      2       -       -        -       -      2
Extensions and
  discoveries           85       6       -        1       3     75
Production             (82)    (22)    (36)      (9)     (7)    (8)
Sales of reserves
  in place              (2)     (2)      -        -       -      -
------------------------------------------------------------------
End of 1998            958     182     508       64      90    114
==================================================================

Developed
End of 1995            699     200     333       33      91     42
End of 1996            743     183     399       28      90     43
End of 1997            744     189     409       30      89     27
End of 1998            679     149     380       27      84     39
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

o Extensions and discoveries in Other Areas for 1998 are mainly for the Zone of Cooperation and Venezuela.

o At the end of 1998 and 1997, Other Areas included 29 million and 11 million barrels, respectively, of reserves in Venezuela in which the company has an economic interest through risk service contracts.

                                     Natural Gas
Years Ended         ----------------------------------------------
December 31                     Billions of Cubic Feet
                    ----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                    ----------------------------------------------
Developed and
  Undeveloped
End of 1995          6,708   4,218   1,134      836     244    276
Revisions of
  previous estimates    47       -     227      (90)      -    (90)
Improved recovery       58       1      57        -       -      -
Purchases of
  reserves in place     21      21       -        -       -      -
Extensions and
  discoveries          165     141       -        8       -     16
Production            (562)   (394)   (114)     (30)     (2)   (22)
Sales of reserves
  in place             (70)    (70)      -        -       -      -
------------------------------------------------------------------
End of 1996          6,367   3,917   1,304      724     242    180
Revisions of
  previous estimates  (194)    (57)   (103)     (37)      -      3
Improved recovery       73       1      72        -       -      -
Purchases of
  reserves in place    532       7       -        -       -    525
Extensions and
  discoveries          316     280       -       22       -     14
Production            (541)   (357)   (111)     (48)     (1)   (24)
Sales of reserves
  in place             (32)     (1)      -        -       -    (31)
------------------------------------------------------------------
End of 1997          6,521   3,790   1,162      661     241    667
Revisions of
  previous estimates   (34)    (61)     (5)      23      90    (81)
Improved recovery       72       1      71        -       -      -
Purchases of
  reserves in place     57       6       -        -       -     51
Extensions and
  discoveries          208     165       -        8       -     35
Production            (537)   (346)    (76)     (75)     (2)   (38)
Sales of reserves
  in place             (18)    (18)      -        -       -      -
------------------------------------------------------------------
End of 1998          6,269   3,537   1,152      617     329    634
==================================================================

Developed
End of 1995          5,362   3,875     806      465      30    186
End of 1996          5,196   3,625   1,109      303      28    131
End of 1997          4,812   3,371     884      346      27    184
End of 1998          4,733   3,191     927      445      26    144
------------------------------------------------------------------

o  Natural gas production may differ from gas production
   (delivered for sale) on page 125, primarily because the quantities above omit the gas equivalent of the liquids, where applicable, but include gas consumed at the lease.

o Revisions of previous estimates in Africa in 1998 relate to Nigeria. The amount in Other Areas is primarily for Canada.

o Purchases of reserves in place in Other Areas in 1998 are for Canada.

o Extensions and discoveries in Other Areas in 1998 mainly relate to the Zone of Cooperation.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

                                  Natural Gas Liquids
Years Ended          ---------------------------------------------
December 31                       Millions of Barrels
                     ---------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                     ---------------------------------------------
Developed and
  Undeveloped
End of 1995            196     130      38        7      20      1
Revisions of
  previous estimates    11       7       4        -       -      -
Improved recovery        2       -       2        -       -      -
Purchases of
  reserves in place      1       1       -        -       -      -
Extensions and
  discoveries            3       3       -        -       -      -
Production             (15)    (12)     (2)       -      (1)     -
------------------------------------------------------------------
End of 1996            198     129      42        7      19      1
Revisions of
  previous estimates     1       -       1        -       -      -
Improved recovery        2       -       2        -       -      -
Purchases of
  reserves in place      5       -       -        -       -      5
Extensions and
  discoveries            5       5       -        -       -      -
Production             (15)    (11)     (3)      (1)      -      -
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1997            195     122      42        6      19      6
Revisions of
  previous estimates   (13)    (12)      -        -       -     (1)
Improved recovery        2       -       2        -       -      -
Purchases of
  reserves in place      1       -       -        -       -      1
Extensions and
  discoveries           33       1       -        -       -     32
Production             (14)    (10)     (2)      (1)     (1)     -
Sales of reserves
  in place              (1)     (1)      -        -       -      -
------------------------------------------------------------------
End of 1998            203     100      42        5      18     38
==================================================================

Developed
End of 1995            178     125      29        3      20      1
End of 1996            183     124      36        3      19      1
End of 1997            172     116      31        4      19      2
End of 1998            152      97      33        3      18      1
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

o Extensions and discoveries in Other Areas in 1998 relate to the Zone of Cooperation.

o Results of Operations

                                  Millions of Dollars
                     ----------------------------------------------
                             United           United          Other
                      Total  States  Norway  Kingdom  Africa  Areas
                     ----------------------------------------------
1998
Sales                $1,293     542     181      318     101    151
Transfers               847     362     485        -       -      -
Other revenues          126      58      29       28       1     10
-------------------------------------------------------------------
    Total revenues    2,266     962     695      346     102    161
Production costs        812     374     221       90      43     84
Exploration expenses*   320     177      21       28      23     71
Depreciation,
  depletion and
  amortization**        915     463     101      276      11     64
Other related
  expenses              165      76      11        8       8     62
-------------------------------------------------------------------
                         54    (128)    341      (56)     17   (120)
Provision for income
  taxes                 124     (75)    226      (13)     17    (31)
-------------------------------------------------------------------
Results of operations
  for producing
  activities            (70)    (53)    115      (43)      -    (89)
Other earnings            3      21       -        3       -    (21)
-------------------------------------------------------------------
E&P net income
  (loss)             $  (67)    (32)    115      (40)      -   (110)
===================================================================

1997
Sales                $1,562     687     279      261     162    173
Transfers             1,339     596     743        -       -      -
Other revenues          130      58      44       12       1     15
-------------------------------------------------------------------
    Total revenues    3,031   1,341   1,066      273     163    188
Production costs        792     428     217       68      39     40
Exploration expenses    245     103      29       30      14     69
Depreciation,
  depletion and
  amortization***       518     251     107      113      11     36
Other related
  expenses              131      92      20       (2)    (13)    34
-------------------------------------------------------------------
                      1,345     467     693       64     112      9
Provision for income
  taxes                 747     132     499       20      96      -
-------------------------------------------------------------------
Results of operations
  for producing
  activities            598     335     194       44      16      9
Other earnings           11      25       -        -       -    (14)
-------------------------------------------------------------------
E&P net income
  (loss)             $  609     360     194       44      16     (5)
===================================================================

1996
Sales                $1,510     723     308      144     197    138
Transfers             1,347     590     757        -       -      -
Other revenues          105      84      15        1       2      3
-------------------------------------------------------------------
    Total revenues    2,962   1,397   1,080      145     199    141
Production costs        762     404     225       48      50     35
Exploration expenses    259     113      22       36      24     64
Depreciation,
  depletion and
  amortization****      646     415     104       41      13     73
Other related
  expenses              114     112     (12)       2       -     12
-------------------------------------------------------------------
                      1,181     353     741       18     112    (43)
Provision for income
  taxes                 745      97     541        8     100     (1)
-------------------------------------------------------------------
Results of operations
  for producing
  activities            436     256     200       10      12    (42)
Other earnings           57      64       -       (2)      -     (5)
-------------------------------------------------------------------
E&P net income
  (loss)             $  493     320     200        8      12    (47)
===================================================================
   *Includes $109 million before-tax for the write-off of costs associated with the Tyonek prospect in the United States. **Includes before-tax property impairments in the United States and the United Kingdom of $231 million and $147 million, respectively.
 ***Includes before-tax property impairments in the United States and the United Kingdom of $48 million and $15 million, respectively.
****Includes before-tax property impairments in the United States of $184 million and in Other Areas, $25 million for certain properties in Canada.

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

o Other revenues include gains and losses from asset sales, equity in earnings from certain transportation and processing operations that directly support the company's producing operations, certain amounts resulting from the purchase and sale of hydrocarbons, and other miscellaneous income.

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

o Depreciation, depletion and amortization (DD&A) in Results of Operations differs from that shown for total Exploration and Production in Analysis of Results by Operating Segment on page 114, mainly due to depreciation of support equipment being reclassified to production or exploration expenses, as applicable, in Results of Operations. In addition, other earnings includes certain E&P activities, including their related DD&A charges.

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

o Statistics

Net Production                         1998       1997       1996
                                      ---------------------------
                                       Thousands of Barrels Daily
                                      ---------------------------
Crude Oil
United States                            62         67         69
Norway                                   99        104         99
United Kingdom                           22         18          6
Nigeria                                  19         23         25
China                                    13         15         15
Canada                                    7          5          5
Venezuela                                 *          -          -
-----------------------------------------------------------------
                                        222        232        219
=================================================================
*Production began in 1998, but the average production for the year was less than 1,000 barrels per day.


Natural Gas Liquids
United States*                            3          4          4
Norway                                    5          7          8
United Kingdom                            2          1          1
Nigeria                                   2          1          2
Canada                                    1          1          -
-----------------------------------------------------------------
                                         13         14         15
=================================================================
*Represents amounts extracted attributable to E&P operations.
 Additional quantities of NGL are extracted at GPM gas processing plants (see NGL reserves page 122 for further discussion).


                                     Millions of Cubic Feet Daily
Natural Gas*                         ----------------------------
United States                           968      1,024      1,102
Norway                                  190        275        291
United Kingdom                          197        122         81
Canada                                   97         51         53
-----------------------------------------------------------------
                                      1,452      1,472      1,527
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of NGL shown above.

                                       1998       1997       1996
                                     ----------------------------
Average Sales Prices                       Dollars Per Unit
Crude Oil--Per Barrel                ----------------------------
United States                        $10.85      17.41      18.96
Norway                                12.74      19.09      20.92
United Kingdom                        12.72      18.77      21.09
Nigeria                               12.57      19.25      21.45
China                                 12.57      19.39      20.20
Canada                                12.32      15.43      18.00
Venezuela                             10.81          -          -
Total foreign                         12.67      19.02      20.89
Worldwide                             12.20      18.57      20.28
-----------------------------------------------------------------

Natural Gas Liquids--Per Barrel
United States                        $10.21      15.14      15.81
Norway                                 8.93      10.16       9.59
United Kingdom                        12.19      14.56      14.89
Nigeria                                7.23       8.32       8.50
Canada                                10.17      16.39      14.47
-----------------------------------------------------------------

Natural Gas (Lease)--Per Thousand
  Cubic Feet
United States                        $ 1.88       2.33       2.10
Norway                                 2.42       2.57       2.61
United Kingdom                         3.09       3.22       2.92
Canada                                 1.58       1.64       1.27
Total foreign                          2.50       2.63       2.52
Worldwide                              2.15       2.45       2.25
-----------------------------------------------------------------

Average Production Costs--
  Per Barrel-of-Oil-Equivalent
United States                        $ 4.53       4.85       4.30
Norway                                 4.46       3.79       3.95
United Kingdom                         4.34       4.74       6.56
Africa                                 5.61       4.45       5.06
Other areas                            6.19       3.71       3.28
Total foreign                          4.79       3.99       4.22
Worldwide                              4.66       4.42       4.26
-----------------------------------------------------------------

                                       1998       1997       1996
                                     ----------------------------
Depreciation, Depletion and
  Amortization--Per Barrel-
  of-Oil-Equivalent*
United States                         $2.81       2.30       2.46
Norway                                 2.04       1.87       1.83
United Kingdom                         6.22       6.82       5.60
Africa                                 1.43       1.26       1.31
Other areas                            4.72       3.34       4.49
Total foreign                          3.33       2.77       2.43
Worldwide                              3.08       2.54       2.44
-----------------------------------------------------------------
*Excludes the impact of property impairments.


                                  Productive             Dry
Net Wells Completed*           ----------------   ----------------
                               1998  1997  1996   1998  1997  1996
                               ----------------   ----------------
Exploratory
United States                     5     6     5      4     6    10
Norway                            -     -     -     **     1    **
United Kingdom                    -    **    **     **    **     2
Africa                           **     -     -      2     -     1
Other areas                       1     -     1      1     1     7
------------------------------------------------------------------
                                  6     6     6      7     8    20
==================================================================

Development
United States                   117   121    90      9     7     7
Norway                            3     4     2      -     -     -
United Kingdom                    1    **     3      -     -     -
Africa                            -    **    **      -     -     -
Other areas                      26     5     5      4    **     1
------------------------------------------------------------------
                                147   130   100     13     7     8
==================================================================
 *Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.


Wells at Year-End 1998
                                              Productive**
                                      ----------------------------
                       In Progress*        Oil            Gas
                       ------------   -------------   ------------
                       Gross    Net    Gross    Net   Gross    Net
                       ------------   -------------   ------------

United States             51     23   12,285  2,610   5,725  2,932
Norway                     3      1      160     58      32      8
United Kingdom            22      5       18      5     107     20
Africa                     2      -      186     37      11      2
Other areas               16      8    1,260    664     524    324
------------------------------------------------------------------
                          94     37   13,909  3,374   6,399  3,286
==================================================================
 *Includes wells that have been temporarily suspended.
**Includes 1,429 gross and 558 net multiple completion wells.

                                               Thousands of Acres
Acreage at December 31, 1998                   ------------------
                                                 Gross        Net
                                               ------------------
Developed
United States                                    1,535      1,121
Norway                                              45         17
United Kingdom                                     196         69
Africa                                              81         16
Other areas                                        687        377
-----------------------------------------------------------------
                                                 2,544      1,600
=================================================================

Undeveloped
United States                                    2,746      1,624
Norway                                           2,061        509
United Kingdom                                   2,154        755
Africa*                                         43,673     17,257
Canada                                           1,382        438
Other areas                                     24,283     11,405
-----------------------------------------------------------------
                                                76,299     31,988
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.

o Costs Incurred

                               Millions of Dollars
               ---------------------------------------------------
                        United             United            Other
                Total   States   Norway   Kingdom   Africa   Areas
               ---------------------------------------------------
1998
Acquisition    $  361       16        1         -        -     344
Exploration       241       61       24        43       30      83
Development       951      267      264       204       17     199
------------------------------------------------------------------
               $1,553      344      289       247       47     626
==================================================================

1997
Acquisition    $  428       29        -         -        -     399
Exploration       307      128       29        54       18      78
Development       774      265      292       140       11      66
------------------------------------------------------------------
               $1,509      422      321       194       29     543
==================================================================

1996
Acquisition    $  139       57        -         -        -      82
Exploration       272      103       25        49       21      74
Development       695      184      345       125       13      28
------------------------------------------------------------------
               $1,106      344      370       174       34     184
==================================================================


o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring undeveloped oil and gas leaseholds. It includes proved properties of $3 million, $6 million and $32 million in the United States for 1998, 1997 and 1996, respectively. In addition, the 1998 amount in Other Areas includes $19 million for proved properties in Canada. The remaining amount in Other Areas is primarily related to undeveloped properties associated with the acquisition of a 7.1 percent interest in 10 blocks in the Caspian Sea, offshore Kazakhstan. The amount in Other Areas for 1997 includes $317 million for proved properties acquired in Canada, of which $49 million represents the fair value of a property in Canada exchanged for interests in other Canadian properties.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.

o Capitalized Costs

                                 Millions of Dollars
At December 31     -----------------------------------------------
                            United           United          Other
                     Total  States  Norway  Kingdom  Africa  Areas
                   -----------------------------------------------
1998
Proved properties  $12,127   5,631   3,079    1,878     439  1,100
Unproved properties    611     149       3       82      10    367
------------------------------------------------------------------
                    12,738   5,780   3,082    1,960     449  1,467
Accumulated
  depreciation,
  depletion and
  amortization       7,511   4,472   1,488    1,012     255    284
------------------------------------------------------------------
                   $ 5,227   1,308   1,594      948     194  1,183
==================================================================

1997
Proved properties  $11,346   5,613   2,909    1,661     419    744
Unproved properties    469     230       -       67       4    168
------------------------------------------------------------------
                    11,815   5,843   2,909    1,728     423    912
Accumulated
  depreciation,
  depletion and
  amortization       6,898   4,230   1,440      768     240    220
------------------------------------------------------------------
                   $ 4,917   1,613   1,469      960     183    692
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

Discounted Future Net Cash Flows

                                   Millions of Dollars
                      ----------------------------------------------
                              United           United          Other
                       Total  States  Norway  Kingdom  Africa  Areas
                      ----------------------------------------------
1998
Future cash inflows  $22,371   7,492   8,573    2,254   1,290  2,762
Less:
  Future production
    costs              8,983   3,385   3,338      620     553  1,087
  Future development
    costs              2,634     727     609      480      88    730
  Future income tax
    provisions         4,712     780   3,120      191     440    181
--------------------------------------------------------------------
Future net cash
  flows                6,042   2,600   1,506      963     209    764
10 percent annual
  discount             2,646   1,134     554      334      98    526
--------------------------------------------------------------------
Discounted future
  net cash flows     $ 3,396   1,466     952      629     111    238
====================================================================

1997
Future cash inflows  $29,967  11,346  11,866    3,245   1,731  1,779
Less:
  Future production
    costs              9,659   4,309   3,439      660     450    801
  Future development
    costs              2,409     908     703      392      80    326
  Future income tax
    provisions         8,796   1,732   5,565      518     925     56
--------------------------------------------------------------------
Future net cash
  flows                9,103   4,397   2,159    1,675     276    596
10 percent annual
  discount             3,816   2,068     842      554     130    222
--------------------------------------------------------------------
Discounted future
  net cash flows     $ 5,287   2,329   1,317    1,121     146    374
====================================================================

1996
Future cash inflows  $42,271  19,847  14,755    3,728   2,580  1,361
Less:
  Future production
    costs              8,536   3,824   3,194      704     510    304
  Future development
    costs              2,186     873     820      337      92     64
  Future income tax
    provisions        15,268   4,896   7,957      611   1,577    227
--------------------------------------------------------------------
Future net cash
  flows               16,281  10,254   2,784    2,076     401    766
10 percent annual
  discount             7,382   4,918   1,136      820     190    318
--------------------------------------------------------------------
Discounted future
  net cash flows     $ 8,899   5,336   1,648    1,256     211    448
====================================================================

Sources of Change in Discounted Future Net Cash Flows

                                           Millions of Dollars
                                       ---------------------------
                                          1998      1997      1996
                                       ---------------------------
Discounted future net cash flows
  at the beginning of the year         $ 5,287     8,899     5,842
------------------------------------------------------------------
Changes during the year
  Revenues less production costs
    for the year                        (1,328)   (2,109)   (2,113)
  Net change in prices and
    production costs                    (3,942)   (7,768)    5,874
  Extensions, discoveries and
    improved recovery, less
    estimated future costs                  62     1,001     1,062
  Development costs for the year           951       774       695
  Changes in estimated future
    development costs                     (656)     (527)     (311)
  Purchases of reserves in place,
    less estimated future costs             21       151        54
  Sales of reserves in place,
    less estimated future costs            (14)     (101)      (65)
  Revisions of previous quantity
    estimates*                            (106)       72      (226)
  Accretion of discount                    910     1,540     1,002
  Net change in income taxes             2,208     3,354    (2,917)
  Other                                      3         1         2
------------------------------------------------------------------
Total changes                           (1,891)   (3,612)    3,057
------------------------------------------------------------------
Discounted future net cash flows
  at year end                          $ 3,396     5,287     8,899
==================================================================
*Includes amounts resulting from the changes in the timing of production.


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

-----------------------------------------------------------------
Selected Quarterly Financial Data


                Millions of Dollars
          -------------------------------
                          Income
                          (Loss)                  Net         Net
                          Before               Income      Income
                          Income               (Loss)      (Loss)
              Sales        Taxes            Per Share   Per Share
          and Other    and Kenai      Net   of Common   of Common
          Operating      LNG Tax   Income     Stock--     Stock--
           Revenues   Settlement    (Loss)      Basic     Diluted
          -------------------------------   ---------   ---------
1998
First        $3,093          452      243         .93         .92
Second        2,964          319      158         .61         .60
Third         2,890          108       46         .18         .18
Fourth        2,598         (504)    (210)       (.83)       (.83)
-----------------------------------------------------------------

1997
First        $3,944          493      227         .86         .86
Second        3,709          466      307        1.17        1.15
Third         3,844          461      216         .82         .81
Fourth        3,713          399      209         .79         .79
-----------------------------------------------------------------


In the above table, amounts for net income include certain special items, as shown in the following table:

                                 Special Items by Quarter
                      ----------------------------------------------
                                    Millions of Dollars
                      ----------------------------------------------
                         First      Second       Third      Fourth
                      ----------  ----------  ----------  ----------
                      1998  1997  1998  1997  1998  1997  1998  1997
                      ----------  ----------  ----------  ----------
Kenai LNG tax
  settlement           $ -     -     -    80     -     3   115     -
Property impairments     -     -   (20)  (11)  (26)  (25) (228)  (10)
Tyonek prospect dry
  hole costs             -     -     -     -     -     -   (71)    -
Net gains on asset
  sales                  -     -     3     7     -     -    18     9
Work force reduction
  charges                -     -     -    (2)    1     -   (61)   (1)
Foreign currency
  gains (losses)         6   (20)  (11)    6     3   (12)  (12)    9
Pending claims and
  settlements           66     -    34    16    (2)    2    10    (3)
Other items              -     -     -    (3)    4     1    19     2
--------------------------------------------------------------------
Total special items    $72   (20)    6    93   (20)  (31) (210)    6
====================================================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the headings "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 1999, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on pages 28 and 29.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 1999, is incorporated herein by reference:

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 1999, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



---------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 3, 1999, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedule listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 77 are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 139 through 143, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 1998, the registrant did not file any reports on Form 8-K.

                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE II--VALUATION ACCOUNTS AND RESERVES


                                 Millions of Dollars
               -----------------------------------------------------
                              Additions
                 Balance  -----------------                  Balance
                      at  Charged to                              at
Description    January 1     Expense  Other  Deductions  December 31
--------------------------------------------------------------------
                                 (a)    (b)
1998
Deducted from
  asset
  accounts:
    Allowance
      for
      doubtful
      accounts
      and notes
      receivable    $ 19           1      -       7 (c)           13
    Deferred tax
      asset
      valuation
      allowance      232         101     (6)      -              327
--------------------------------------------------------------------

 1997
Deducted from
  asset
  accounts:
    Allowance
      for
      doubtful
      accounts
      and notes
      receivable    $ 20           7      -       8 (c)           19
    Deferred tax
      asset
      valuation
      allowance      208          27     (3)      -              232
--------------------------------------------------------------------

1996
Deducted from
  asset
  accounts:
    Allowance
      for
      doubtful
      accounts
      and notes
      receivable    $ 15          12      -       7 (c)           20
    Deferred tax
      asset
      valuation
      allowance      155          56     (1)      2              208
--------------------------------------------------------------------


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

  (ii) Bylaws of Phillips Petroleum Company, as amended effective September 14, 1998 (incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 1998).

  4(a)   Indenture dated as of September 15, 1990, between
           Phillips Petroleum Company and U.S. Bank Trust National Association, formerly First Trust National Association (formerly Continental Bank, National Association), relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011 (incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1996).

   (b) Indenture dated as of September 15, 1990, as supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and U.S. Bank Trust National Association, formerly First Trust National Association (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001; the 8.86% Notes due May 15, 2022; the 8.49% Notes due January 1, 2023; the 7.92% Notes due April 15, 2023; the 7.20% Notes due November 1, 2023; the 6.65% Notes due March 1, 2003; the 7.125% Debentures due
           March 15, 2028; and the 6.65% Debentures due July 15, 2018 (incorporated by reference to Exhibit 4(b) to Annual Report on Form 10-K for the year ended December 31, 1997).

   (c) Preferred Share Purchase Rights as described in the Rights Agreement dated as of July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K for the year ended December 31,
           1995).

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

   (d) Amendment dated May 16, 1990, to the Rights Agreement dated July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to
           Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 1996).

         The company incurred during 1998 certain long-term debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the U.S. Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.


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

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

Management Contracts and Compensatory Plans or Arrangements

 10(d)   1986 Stock Plan of Phillips Petroleum Company
           (incorporated by reference to Exhibit 10(d) to Annual
           Report on Form 10-K for the year ended December 31,
           1997).

   (e)   1990 Stock Plan of Phillips Petroleum Company
           (incorporated by reference to Exhibit 10(e) to Annual
           Report on Form 10-K for the year ended December 31,
           1997).

   (f)   Annual Incentive Compensation Plan of Phillips
           Petroleum Company (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1997).

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

   (i)   Phillips Petroleum Company Supplemental Executive
           Retirement Plan.

   (j)   Key Employee Deferred Compensation Plan of Phillips
           Petroleum Company.

   (k)   Non-Employee Director Retirement Plan of Phillips
           Petroleum Company (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1997).

   (l)   Omnibus Securities Plan of Phillips Petroleum Company
           (incorporated by reference to Exhibit 10(l) to Annual
           Report on Form 10-K for the year ended December 31,
           1997).

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 10(m)   Deferred Compensation Plan for Non-Employee Directors
           of Phillips Petroleum Company.

   (n)   Key Employee Missed Credited Service Retirement Plan of
           Phillips Petroleum Company.

   (o)   Phillips Petroleum Company Stock Plan for Non-Employee
           Directors.

   (p)   Key Employee Supplemental Retirement Plan of Phillips
           Petroleum Company.

   (q)   Defined Contribution Makeup Plan of Phillips Petroleum
           Company.

 12      Computation of Ratio of Earnings to Fixed Charges.

 21      List of Subsidiaries of Phillips Petroleum Company.

 23      Consent of Independent Auditors.

 27      Financial Data Schedule.

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1998 (to be filed by amendment pursuant to Rule 15d-21).

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1998 (to be filed by amendment pursuant to Rule 15d-21).

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1998 (to be filed by amendment pursuant to Rule 15d-21).

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

                                 PHILLIPS PETROLEUM COMPANY


                                    /s/ W. W. Allen
March 19, 1999               ----------------------------------
                                        W. W. Allen
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on March 19, 1999.


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
---------------------------         Executive Vice President
      C. L. Bowerman                      and Director

       Signature                            Title
       ---------                            -----


  /s/ David L. Boren
---------------------------                 Director
      David L. Boren


/s/ Robert E. Chappell, Jr.
---------------------------                 Director
    Robert E. Chappell, Jr.


 /s/ Larry D. Horner
---------------------------                 Director
     Larry D. Horner


/s/ Victoria J. Tschinkel
---------------------------                 Director
    Victoria J. Tschinkel