Form 10-Q
period 1999-03-31
PHILLIPS PETROLEUM CO
filed 1999-05-14
CIK 78214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               --------------------------------------------

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

The registrant had 252,509,418 shares of common stock, $1.25 par value, outstanding at April 30, 1999.

                  PART I. FINANCIAL INFORMATION

-----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                1999         1998*
                                              -------------------
Revenues
Sales and other operating revenues            $2,421        3,093
Equity in earnings of affiliated companies        21           26
Other revenues                                    97          135
-----------------------------------------------------------------
    Total Revenues                             2,539        3,254
-----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               1,347        1,698
Production and operating expenses                510          542
Exploration expenses                              47           50
Selling, general and administrative expenses     175          157
Depreciation, depletion and amortization         220          231
Taxes other than income taxes                     61           65
Interest expense                                  67           46
Preferred dividend requirements of
  capital trusts                                  13           13
-----------------------------------------------------------------
    Total Costs and Expenses                   2,440        2,802
-----------------------------------------------------------------
Income before income taxes                        99          452
Provision for income taxes                        29          209
-----------------------------------------------------------------
Net Income                                    $   70          243
=================================================================

Net Income Per Share of Common Stock
  Basic                                       $  .28          .93
  Diluted                                        .28          .92
-----------------------------------------------------------------

Dividends Paid                                $  .34          .34
-----------------------------------------------------------------

Average Common Shares Outstanding
    (in thousands)
  Basic                                      252,108      262,256
  Diluted                                    253,427      264,367
-----------------------------------------------------------------
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1999           1998
                                          -----------------------
Assets
Cash and cash equivalents                  $   209             97
Accounts and notes receivable (less
  allowances: 1999--$16; 1998--$13)          1,355          1,282
Inventories                                    539            540
Deferred income taxes                          198            217
Prepaid expenses and other current assets      255            213
-----------------------------------------------------------------
    Total Current Assets                     2,556          2,349
Investments and long-term receivables        1,026          1,015
Properties, plants and equipment (net)      10,610         10,585
Deferred income taxes                          103            100
Deferred charges                               165            167
-----------------------------------------------------------------
Total                                      $14,460         14,216
=================================================================

Liabilities
Accounts payable                           $ 1,349          1,340
Notes payable and long-term debt due
  within one year                              117            167
Accrued income and other taxes                 199            182
Other accruals                                 390            443
-----------------------------------------------------------------
    Total Current Liabilities                2,055          2,132
Long-term debt                               4,490          4,106
Accrued dismantlement, removal and
  environmental costs                          719            729
Deferred income taxes                        1,301          1,317
Employee benefit obligations                   430            424
Other liabilities and deferred credits         610            639
-----------------------------------------------------------------
Total Liabilities                            9,605          9,347
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trusts I and II                      650            650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                383            383
      Capital in excess of par               2,062          2,055
    Treasury stock (at cost:
      1999--25,024,863 shares;
      1998--25,259,040 shares)              (1,248)        (1,259)
    Compensation and Benefits Trust (CBT)
      (at cost: 1999--29,125,863 shares;
      1998--29,125,863 shares)                (987)          (987)
Accumulated other comprehensive income
  Foreign currency translation adjustments     (34)           (22)
  Unrealized gain on available-for-sale
    securities                                   9              9
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)             (299)          (303)
Retained earnings                            4,319          4,343
-----------------------------------------------------------------
Total Common Stockholders' Equity            4,205          4,219
-----------------------------------------------------------------
Total                                      $14,460         14,216
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               1999          1998
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $  70           243
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                            220           231
      Dry hole costs and leasehold impairment    21            12
      Deferred taxes                              4            51
      Other                                     (22)           29
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                  9           150
      Decrease (increase) in other accounts
        and notes receivable                    (90)            2
      Increase in inventories                    (4)          (28)
      Increase in prepaid expenses and other
        current assets                          (24)          (54)
      Decrease in accounts payable               (9)         (112)
      Increase (decrease) in taxes and other
        accruals                                 (6)          117
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       169           641
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (368)         (416)
Proceeds from asset dispositions                104            12
Long-term advances to affiliates and
  other investments                              (2)           (6)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (266)         (410)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                499           330
Repayment of debt                              (164)         (311)
Purchase of company common stock                (12)         (106)
Issuance of company common stock                  3             7
Dividends paid on common stock                  (86)          (89)
Other                                           (31)          (31)
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                    209          (200)
-----------------------------------------------------------------

Increase in Cash and Cash Equivalents           112            31
Cash and cash equivalents at beginning
  of period                                      97           163
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 209           194
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


Note 2--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1999           1998
                                          -----------------------

Crude oil and petroleum products              $190            177
Chemical products                              258            264
Materials, supplies and other                   91             99
-----------------------------------------------------------------
                                              $539            540
=================================================================


Note 3--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              1999           1998
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $22,872         22,868
Less accumulated depreciation,
  depletion and amortization                12,262         12,283
-----------------------------------------------------------------
                                           $10,610         10,585
=================================================================


Note 4--Debt

In March 1999, the company issued $300 million of 6 3/8% Notes due 2009, and $200 million of 7% Debentures due 2029, in the public market.

At March 31, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $663 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. Also, the Phillips
Petroleum Company Norway $300 million revolving credit facility was fully drawn at March 31, 1999.


Note 5--Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 1999 and 1998, were 29 and 46 percent, respectively. The 1999 effective rate was impacted by favorable resolution of certain outstanding issues with the Internal Revenue Service (IRS). The effective rate for the three-month period ended March 31, 1999, excluding benefit of the IRS settlement, was 50 percent, reflecting a larger proportion of foreign earnings, which are generally taxed at a higher rate.


Note 6--Contingencies

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


Note 7--Cash Flow Information

Cash payments for the three-month periods ended March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1999           1998
                                              -------------------
Non-Cash Investing and Financing Activities
Treasury stock awards issued under
  incentive compensation plans                 $ 4              8
-----------------------------------------------------------------

Cash Payments
Interest
  Debt                                         $79             53
  Taxes and other                                1              3
-----------------------------------------------------------------
                                               $80             56
=================================================================

Income taxes                                   $ 9              7
-----------------------------------------------------------------


Note 8--Environmental Cost Recovery

During the first quarter of 1998, as part of a comprehensive environmental cost recovery project, the company entered into binding settlement agreements with certain of the company's historical liability insurers in exchange for certain releases or commutations of their liabilities to the company under its historical liability and pollution policies. As a result of these settlement agreements, the company recorded a before-tax benefit to earnings of $106 million, $69 million after-tax in the first quarter of 1998.


Note 9--Comprehensive Income

Phillips' comprehensive income for the three-month periods ended
March 31 was as follows:

                                              Millions of Dollars
                                              -------------------
                                              1999           1998
                                              -------------------
Net income                                    $ 70            243
After-tax changes in foreign currency
  translation adjustments                      (12)             -
-----------------------------------------------------------------
Comprehensive income                          $ 58            243
=================================================================


Note 10--Segment Disclosures

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

Corporate and All Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts; certain eliminations; and various other corporate activities, such as the company's captive insurance subsidiary and tax items not directly attributable to the operating segments.

The company evaluates performance and allocates resources based on, among other items, net income. Intersegment sales are recorded at market value. There have been no material changes in the basis of segmentation or in the basis of measurement of segment net income since the 1998 annual report.


Analysis of Results by Operating Segment

                                          Millions of Dollars
                                    ------------------------------
                                           Operating Segments
                                    ------------------------------
                                     E&P    GPM    RM&T  Chemicals
Three Months Ended March 31, 1999   ------------------------------
Sales and Other Operating Revenues
  External customers                $556    154   1,217        494
  Intersegment (eliminations)         83    111      94         26
------------------------------------------------------------------
    Segment sales                   $639    265   1,311        520
==================================================================

Net income (loss)                   $ 90      6      (8)        29
==================================================================

Three Months Ended March 31, 1998
Sales and Other Operating Revenues
  External customers                $790    200   1,474        629
  Intersegment (eliminations)        118    156      98         36
------------------------------------------------------------------
    Segment sales                   $908    356   1,572        665
==================================================================

Net income                          $ 93     19      29         75
==================================================================


                                          Millions of Dollars
                                     -----------------------------
                                         Corporate
                                     and All Other    Consolidated
Three Months Ended March 31, 1999    -----------------------------
Sales and Other Operating Revenues
  External customers                         $   -           2,421
  Intersegment (eliminations)                 (314)              -
------------------------------------------------------------------
    Segment sales                            $(314)          2,421
==================================================================

Net income (loss)                            $ (47)             70
==================================================================

Three Months Ended March 31, 1998
Sales and Other Operating Revenues
  External customers                         $   -           3,093
  Intersegment (eliminations)                 (408)              -
------------------------------------------------------------------
    Segment sales                            $(408)          3,093
==================================================================

Net income                                   $  27             243
==================================================================

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 36.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 1999, is based on a comparison with the corresponding period in 1998.


Consolidated Results

A summary of the company's net income by business segment follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------
Exploration and Production (E&P)              $ 90             93
Gas Gathering, Processing and Marketing (GPM)    6             19
Refining, Marketing and Transportation (RM&T)   (8)            29
Chemicals                                       29             75
Corporate and Other                            (47)            27
-----------------------------------------------------------------
Net Income                                    $ 70            243
=================================================================

Net income is affected by transactions, defined by Management and termed "special items," which are not representative of the company's ongoing operations. These transactions can obscure the underlying operating results for a period and affect comparability of operating results between periods. The following table summarizes the gains/(losses), on an after-tax basis, from special items included in the company's reported net income:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------

Pending claims and settlements                $ 38             66
Foreign currency gains (losses)                (14)             6
Net gains on asset sales                        33              -
Work force reduction charges                    (5)             -
-----------------------------------------------------------------
Total special items                           $ 52             72
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------

E&P                                           $ 54             98
GPM                                              7             19
RM&T                                            (6)            29
Chemicals                                       23             75
Corporate and Other                            (60)           (50)
-----------------------------------------------------------------
Net operating income                          $ 18            171
=================================================================


Phillips' net income in the first quarter of 1999 was $70 million, a 71 percent decrease from net income of $243 million in the first quarter of 1998. Net income benefited $52 million from special items in the first quarter of 1999 and benefited $72 million from special items in the first quarter of 1998. After excluding these special items, net operating income for the first quarter of 1999 was $18 million, an 89 percent decline from $171 million in the first quarter of 1998.

The decline in net operating income was due to lower crude oil, natural gas and natural gas liquids prices, as well as lower margins in the company's downstream businesses. Operating results benefited from cost reduction efforts, with controllable costs down 6 percent, and per-unit operating costs generally lower as well.

                                              Three Months Ended
                                                   March 31
                                              -------------------
Phillips at a Glance                           1999          1998
                                              -------------------

U.S. crude oil production (MBD)                  57            64
Worldwide crude oil production (MBD)            233           250
U.S. natural gas production (MMCFD)             982           991
Worldwide natural gas production (MMCFD)      1,478         1,602
Worldwide natural gas liquids
  production (MBD)                              156           177
Liquefied natural gas sales (MMCFD)             130           143
Refinery utilization rate (%)                    95            94
U.S. automotive gasoline sales (MBD)*           294           299
U.S. distillates sales (MBD)                    138           130
Worldwide petroleum products sales (MBD)*       670           656
Natural gas liquids processed (MBD)             205           225
Ethylene production (MMlbs)**                   702           833
Polyethylene production (MMlbs)**               655           563
Polypropylene production (MMlbs)**              129           113
Paraxylene production (MMlbs)                   107           188
-----------------------------------------------------------------
 *Includes certain sales by the Chemicals segment.
**Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues decreased 22 percent in the first quarter of 1999, reflecting lower average sales prices across most of the company's major product lines. Lower prices for crude oil, petroleum products and natural gas primarily accounted for the 21 percent decline in purchase costs.

Equity in earnings of affiliated companies decreased 19 percent in the first quarter of 1999, mainly the result of lower ethylene margins experienced by Sweeny Olefins Limited Partnership, in which Phillips owns a 50 percent interest. Other revenues were 28 percent lower in the first quarter of 1999, compared with the first quarter of 1998, primarily because the 1998 period included recoveries from certain of the company's historical liability and pollution insurers related to claims made as part of a comprehensive environmental cost recovery project. This was partially offset by net gains on asset sales recorded in the first quarter of 1999.

After adjustment for special items, controllable costs--primarily production and operating expenses; and selling, general and administrative expenses--declined 6 percent in the first quarter of 1999. The lower costs are attributable to general cost reduction efforts across all business lines, as well as lower fuel costs, maintenance and contractor costs.

Exploration expenses decreased 6 percent in the first quarter of 1999, reflecting lower geological and geophysical expenses, partially offset by higher dry hole costs.

Depreciation, depletion and amortization (DD&A) declined
5 percent in the first quarter of 1999, primarily due to lower DD&A in the company's U.S. E&P operations. Property impairments taken in the fourth quarter of 1998, as well as lower production volumes in the first quarter of 1999, resulted in the decreased U.S. E&P DD&A.

Taxes other than income taxes decreased 6 percent in the first quarter of 1999, mainly the result of lower emission taxes in Norway. This was primarily due to lower fuel consumption resulting from the increased efficiency of the new Ekofisk II turbines, as well as lower production volumes.

Interest expense increased 46 percent in the first quarter of 1999, reflecting higher average debt levels compared with the first quarter of 1998. Preferred dividend requirements were unchanged from a year ago.

Segment Results

E&P
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1999         1998
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $90           93
Less special items                                36           (5)
-----------------------------------------------------------------
Net operating income                             $54           98
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
Crude oil (per barrel)
    United States                             $ 9.93        12.20
    Foreign                                    11.22        13.99
    Worldwide                                  10.88        13.55
Natural gas--lease
  (per thousand cubic feet)
    United States                               1.60         1.98
    Foreign                                     2.44         2.56
    Worldwide                                   1.95         2.25
-----------------------------------------------------------------

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological and geophysical                       $24           36
Leasehold impairment                               6            5
Dry holes                                         15            7
Lease rentals                                      2            2
-----------------------------------------------------------------
                                                 $47           50
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude oil produced
  United States                                   57           64
  Norway                                         103          116
  United Kingdom                                  29           27
  Nigeria                                         22           22
  China                                           14           14
  Canada                                           7            7
  Venezuela                                        1            -
-----------------------------------------------------------------
                                                 233          250
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               1999          1998
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural gas liquids produced
  United States                                   2             3
  Norway                                          3             8
  Other areas                                     5             6
-----------------------------------------------------------------
                                                 10            17
=================================================================

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Natural gas produced*
  United States                                 982           991
  Norway                                        148           266
  United Kingdom                                256           254
  Canada                                         92            91
-----------------------------------------------------------------
                                              1,478         1,602
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales                     130           143
-----------------------------------------------------------------


E&P's net operating income decreased 45 percent in the first quarter of 1999, reflecting lower sales prices for crude oil, natural gas, and liquefied natural gas. In addition, lower production volumes for both natural gas and crude oil negatively impacted earnings. These items were partially offset by lower U.S. depreciation, depletion and amortization charges and lifting costs.

Phillips' worldwide average sales prices declined $2.67 per barrel (20 percent) for crude oil and $.30 per thousand cubic feet (13 percent) for natural gas in the first quarter of 1999. Industry crude oil prices, which had been declining since late 1996 on market oversupply and a weak Asian economy, rallied significantly in March and April of this year. An agreement reached in late March by the major exporting countries to reduce production provided the initiative for the price rebound. If the improved crude oil prices are sustained through the second quarter of 1999, the company expects improved financial results from the E&P segment.

U.S. E&P
--------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------
Operating Income
Reported net income                            $73             59
Less special items                              35             (3)
-----------------------------------------------------------------
Net operating income                           $38             62
=================================================================


Net operating income declined 39 percent in the company's U.S. E&P operations, primarily due to lower natural gas, crude oil and liquefied natural gas sales prices. Phillips' U.S. E&P natural gas sales price averaged $1.60 in the first quarter of 1999, 19 percent lower than the corresponding quarter a year ago. The decline resulted from warmer-than-normal winter weather, coupled with excess industry storage levels. Benefiting U.S. E&P results for the quarter were lower depreciation, depletion and amortization costs, reflecting fourth quarter 1998 property impairments and lower production levels. Lower lifting costs also positively impacted first quarter 1999 results.

U.S. crude oil production declined 11 percent in the first quarter of 1999, reflecting the impact of asset sales and normal field declines. U.S. natural gas production in the first quarter of 1999 was slightly lower than a year ago, as improved production from the San Juan basin was offset by field declines in the Gulf of Mexico.

Special items in the first quarter of 1999 included net gains on asset sales of $32 million after-tax, as well as favorable contingency settlements. The only special item in the first quarter of 1998 was a contingency accrual.

Foreign E&P
-----------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------
Operating Income
Reported net income                            $17             34
Less special items                               1             (2)
-----------------------------------------------------------------
Net operating income                           $16             36
=================================================================


Net operating income from the company's foreign E&P operations decreased 56 percent in the first quarter of 1999, reflecting lower crude oil and natural gas production and sales prices.

Foreign crude oil production declined 5 percent in the first quarter of 1999, reflecting lower production from Norway due to processing constraints and operating problems following the conversion to Ekofisk II. Foreign natural gas production decreased 19 percent in the first quarter of 1999, also the result of lower production from Norway. When the production license for Ekofisk was extended from 2011 to 2028, Ekofisk II was designed with lower gas processing capacity than that of the original Ekofisk facilities, to better match the capacity requirements with the normal decline of the field. This should yield a better overall economic performance over the remaining years of the production license.

The entire Ekofisk II Complex was shut down on April 22, 1999, because of a leaking gas cooler. During the shutdown, the company repaired the gas cooler and was also able to repair a poorly performing low-pressure oil separator and complete priority maintenance work, part of the work that was originally scheduled to be included in an August shutdown. The repairs, originally expected to require a two-week shutdown, were completed in 10 days. It is anticipated that this shutdown will lower Norway's second quarter 1999 liquids and gas production by approximately 15,000 barrels per day and 30 million cubic feet per day, respectively. In addition, the initial performance of the gas processing plant has been below expectations. A field shutdown is scheduled for August 1999 to make modifications to improve performance of the plant.

Foreign currency transaction gains and losses were the only special items in the first quarter of 1999 and 1998.

GPM
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                1999         1998
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                              $ 6           19
Less special items                                (1)           -
-----------------------------------------------------------------
Net operating income                             $ 7           19
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)                    $1.68         2.09
U.S. natural gas liquids
  (per barrel--unfractionated)                  7.89        10.12
-----------------------------------------------------------------

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Operating Statistics
Natural gas purchases
  Outside Phillips                             1,206        1,348
  Phillips                                       154          156
-----------------------------------------------------------------
                                               1,360        1,504
=================================================================

Raw gas throughput                             1,700        1,915
-----------------------------------------------------------------

Residue gas sales
  Outside Phillips                               884          981
  Phillips                                        54           62
-----------------------------------------------------------------
                                                 938        1,043
=================================================================

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Natural gas liquids net production
  From Phillips E&P leasehold gas                 15           15
  From gas purchased outside Phillips            131          145
-----------------------------------------------------------------
                                                 146          160
=================================================================


GPM's net operating income decreased 63 percent in the first quarter of 1999, as lower natural gas liquids prices tightened margins. Natural gas liquids prices were 22 percent lower than a year ago, while residue gas sales prices declined 20 percent. Industry natural gas liquids prices have generally followed the steep decline in crude oil prices, while industry residue gas prices declined on warmer-than-normal winter weather and excess industry storage levels. Positively impacting first quarter 1999 results was a $2.5 million after-tax gain on the sale of GPM's existing helium inventory.

Raw gas throughput, natural gas liquids production and residue gas sales volumes were all lower than a year ago. Due to the low price environment, there has been a reduction in new drilling activity and well workovers that would typically help to offset normal volume decline. In addition, a small number of producers have elected to shut in some production.

Special items in the first quarter of 1999 represented work force reduction charges.

RM&T
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income (loss)                     $(8)            29
Less special items                              (2)             -
-----------------------------------------------------------------
Net operating income (loss)                    $(6)            29
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices (per gallon)
Automotive gasoline
  Wholesale                                   $.42            .51
  Retail                                       .56            .67
Distillates                                    .37            .46
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
U.S. refinery crude oil
  Capacity                                     355            355
  Crude runs                                   336            335
  Capacity utilization (percent)                95%            94
Natural gas liquids fractionation
  Capacity                                     252            252
  Processed                                    205            225
  Capacity utilization (percent)                81%            89
Refinery and natural gas liquids production    569            585
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Wholesale                                236            213
      Retail                                    34             38
      Spot                                      14             39
    Aviation fuels                              27             30
    Distillates
      Wholesale and retail                     108             90
      Spot                                      30             40
    Natural gas liquids (fractionated)         135            135
    Other products                              39             28
-----------------------------------------------------------------
                                               623            613
  Foreign                                       36             33
-----------------------------------------------------------------
                                               659            646
=================================================================

RM&T had a net operating loss of $6 million in the first quarter of 1999, compared with net operating income of $29 million for the corresponding quarter in 1998. Although the company's refineries ran at 95 percent of capacity during the first quarter of 1999, gasoline and distillates margins were lower, negatively impacting both refining and marketing operations. Phillips' average wholesale sales prices for gasoline and distillates declined 18 and 20 percent in the first quarter of 1999, respectively, compared with first quarter 1998, while the average cost per barrel of crude oil feedstocks declined 17 percent, thus tightening refining margins. The company has recently experienced improved margins, and expects second quarter financial results to be improved for RM&T if the improved margins are sustained through the remainder of the second quarter.

Results from the natural gas liquids fractionation business were slightly lower in the quarter, primarily due to lower natural gas liquids prices and processing volumes. Earnings from pipeline operations improved, reflecting the expansion of the Seaway pipeline system completed during 1998.

Controllable costs in the RM&T segment were lower in the first quarter of 1999, primarily due to lower fuel, maintenance and contract services costs. These lower costs were partially offset by costs incurred associated with the proposed Diamond 66 transaction.

Special items in the first quarter of 1999 included work force reduction charges, partially offset by net gains on asset sales.

Chemicals
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                            $29             75
Less special items                               6              -
-----------------------------------------------------------------
Net operating income                           $23             75
=================================================================

                                              Millions of Pounds
                                              Except as Indicated
Operating Statistics                          -------------------
Production*
  Ethylene                                     702            833
  Polyethylene                                 655            563
  Propylene                                    123            133
  Polypropylene                                129            113
  Paraxylene                                   107            188
  Cyclohexane (millions of gallons)             39             48
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


The Chemicals segment's net operating income decreased 69 percent in the first quarter of 1999, as a result of lower margins experienced by key product lines, including ethylene, polyethylene and aromatics. Excess industry capacity and weak global demand continued to depress industry chemicals and plastics margins in the first quarter of 1999. However, margins for ethylene and polyethylene began improving early in the second quarter, and the company anticipates improved results from these business lines in the second quarter of 1999 if the improved margins prove sustainable.

Various units at the Puerto Rico Core facility were shut down
30 to 60 days for a maintenance turnaround during the first quarter of 1999, resulting in a 43 percent decrease in paraxylene production volumes and a 19 percent reduction in cyclohexane production volumes.

Special items in the first quarter of 1999 included a positive contingency settlement, partially offset by foreign currency losses and work force reduction charges.

Corporate and Other
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1999           1998
                                              -------------------
Operating Results
Reported Corporate and Other                  $(47)            27
Less special items                              13             77
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(60)           (50)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                     $(20)           (25)
Net interest                                   (46)           (30)
Preferred dividend requirements                (10)           (10)
Other items                                     16             15
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(60)           (50)
=================================================================


Corporate general and administrative expenses were 20 percent lower than a year ago, reflecting cost reduction efforts and lower performance incentive accruals.

Net interest represents interest income and expense, net of capitalized interest. Net interest costs increased 53 percent, primarily resulting from higher average debt balances.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

Other items consist primarily of the company's captive insurance subsidiary, along with certain income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other items were positively impacted in both the first quarter of 1999 and 1998 by dividends of $16 million and $14 million, respectively, after-tax, received from a mutual insurance company in which Phillips owns a stock interest.

Special items in the first quarter of 1999 primarily consisted of a $24 million favorable resolution of prior years' U.S. income tax issues, partially offset by non-cash foreign currency losses of $14 million. Special items in the first quarter of 1998 included insurance recoveries related to a comprehensive environmental cost recovery project, as well as foreign currency transaction gains.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      1999         1998      1998
                                  -------------------------------
Current ratio                          1.2          1.1       1.1
Total debt                          $4,607        4,273     3,028
Company-obligated mandatorily
  redeemable preferred securities   $  650          650       650
Common stockholders' equity         $4,205        4,219     4,888
Percent of total debt to capital*       49%          47        35
Percent of floating-rate debt
  to total debt                         31%          37        21
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations in first quarter 1999 decreased $472 million from the same period in 1998. Contributing to this decrease was a $153 million decrease in net operating income, and increases in non-cash working capital. In addition, there was a $141 million decrease in cash provided by the sale of accounts receivable under the company's receivables monetization program. This resulted from the sale of $150 million of receivables during first quarter 1998, compared with only $9 million during first quarter 1999.

In March 1999, the company issued $300 million of 6 3/8% Notes due 2009, and $200 million of 7% Debentures due 2029, in the public market. After the issue of these securities, $200 million of securities remained available under the company's shelf registration filed with the U.S. Securities and Exchange
Commission.

During the first three months of 1999, cash balances increased $112 million. Cash was provided by operating activities, asset dispositions of $104 million, and the previously mentioned
$300 million of notes and $200 million of debentures. Funds were used to retire $42 million of medium-term notes and $115 million of revolving debt, fund the company's capital expenditures program, and pay dividends.

At March 31, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $663 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. Also, the Phillips
Petroleum Company Norway $300 million revolving credit facility was fully drawn at March 31, 1999.

Phillips has two $50 million master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At March 31, 1999, about $94 million had been financed under the arrangements. The company now expects to enter into arrangements for an additional $75 million during 1999.

In March 1999, Phillips settled litigation arising from an accident that occurred during the installation of Aromax technology at the company's Puerto Rico Core facilities in 1994.
The company received a net $15 million before-tax settlement from the construction contractor, resulting in additional first quarter 1999 net income of $10 million.

In late 1998, reductions of approximately 1,400 positions were identified, primarily in the company's E&P segment and corporate staffs, which resulted in a $91 million before-tax charge to income. During first quarter 1999, an additional before-tax accrual of $8 million was made, reflecting further reductions of approximately 100 positions in the company's GPM, RM&T, and Chemicals segments. At March 31, 1999, about 900 positions had been eliminated, and about $14 million in severance benefits had been paid.

In December 1998, agreement was reached with the Internal Revenue Service (IRS) on the Kenai LNG and certain other tax issues for years 1987 through 1992, the last years in which the Kenai LNG income issue was in dispute. As a result, 1998 net income was increased by $115 million. During first quarter 1999, net income was increased by $24 million, reflecting favorable resolution of other outstanding issues with the IRS. Cash refunds totaling approximately $120 million applicable to all these issues were received by the company in April 1999.

Capital Expenditures and Investments

                                     Millions of Dollars
                            -------------------------------------
                                               Three Months Ended
                                                    March 31
                                               ------------------
                            Estimated 1999     1999          1998
                            --------------     ------------------

E&P                             $1,068         $214           268
GPM                                110           14            13
RM&T                               352           93            63
Chemicals                          149           33            56
Corporate and Other                 74           14            16
-----------------------------------------------------------------
                                $1,753         $368           416
=================================================================
United States                   $  939         $203           232
Foreign                            814          165           184
-----------------------------------------------------------------
                                $1,753         $368           416
=================================================================


In April 1999, Phillips' Board of Directors approved a 20 percent increase in the company's 1999 capital budget, from $1.465 billion to $1.753 billion. The E&P capital spending program received the largest increase--from $800 million to $1.07 billion. The increase is expected to be applied primarily to the acquisition of an additional interest in the Bayu-Undan unitized gas/condensate field in the Timor Sea's Zone of Cooperation, and for the acquisition of interests in exploration and production assets in North Louisiana.

Phillips has acquired The Broken Hill Proprietary Company Limited's (BHP) interest in the Bayu-Undan gas/condensate field in the Timor Sea's Zone of Cooperation (ZOCA) with the acquisition of BHP's 42.42 percent interest in ZOCA block 91-12 (Undan). Along with Phillips' 60 percent interest in the adjacent ZOCA block 91-13 (Bayu), the acquisition will bring Phillips' total interest in the unitized Bayu-Undan field to
50.3 percent. It is expected that Phillips will become operator of the unitized field. The company also agreed to acquire BHP's interests in three producing oil fields--Elang, Kakatua and Kakatua North--with gross production of 33,000 barrels of oil per day, as well as permits for static gas resources in other properties in ZOCA and Australian Commonwealth waters. Some of these are subject to pre-emptive rights. Phillips expects to book 98 million barrels of oil, condensate and natural gas liquids in 1999 as a result of this acquisition. The acquisition is expected to enable Phillips to move forward with plans to develop the Bayu-Undan field to supply Australian gas markets and international liquefied natural gas markets.

In April 1999, the company entered into an exploration and development agreement with Kelley Oil & Gas Corporation relating to its interests in the West Bryceland and Sailes fields in North Louisiana. Under the agreement, Phillips would pay $83 million for Kelley's interests, and would operate, develop, exploit and explore the assets. Kelley would retain an eight-year volumetric overriding royalty interest totaling approximately 42 billion cubic feet of gas. Closing is expected to occur in May 1999, subject to required consents and certain conditions. The agreement is expected to add 130 billion cubic feet of gas to the company's reserves.

In the first quarter of 1999, oil production from the new
Ekofisk II production facilities continued to increase with production in March reaching 107,000 barrels of oil per day, net to Phillips. The Ekofisk Complex was shut down from April 22 to May 2, to repair a leak in a gas cooling unit. During the shutdown, the company was able to repair a poorly performing low-pressure oil separator and complete priority maintenance work, part of the work originally scheduled for an August shutdown.
The improved reliability and debottlenecking is expected to result in slightly higher production levels during the remainder of the second quarter. Gas processing on the 2/4 J platform is currently performing below original design specifications and an additional facility shutdown will be required to modify the gas processing plant. The scheduled gas plant modifications are now expected to result in an approximate one-week shutdown of the Ekofisk II facilities during third quarter 1999.

Work is proceeding according to schedule on the Eldfisk water injection project. This is the largest development project in E&P's 1999 capital budget and is comprised of a new platform, as well as modifications to existing platforms, in order to accomplish waterflood, gas injection and gas lift. The new water-injection platform, controlled from an existing manned Eldfisk platform, is scheduled to begin water injection in fourth quarter 1999. The remaining modifications to the existing platforms are expected to be completed in the first quarter of 2000.

In late 1998, Phillips acquired a 7.1 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea.
Drilling is now expected to begin on the first well there in third quarter 1999.

In Denmark, first oil was produced from the Siri field on March 1, 1999. Phillips owns a 12.5 percent interest in the field. Net production reached 2,600 barrels of oil per day by the end of March and is expected to reach a maximum level of 6,000 barrels of oil per day in the fourth quarter of 1999. Nine production and injection wells are planned and drilling is scheduled to be completed early in the year 2000.

In the United Kingdom, production began from the Janice field in February 1999, with production reaching 10,700 barrels of oil per day, net to Phillips, by the end of the first quarter.
Production from the Renee field also began in February 1999, with net production reaching 8,750 barrels of oil per day by the end of the first quarter.

On March 31, 1999, Phillips closed the sale of its oil and gas interests in central Oklahoma. This sale resulted in an after-tax financial gain of $33 million.

GPM's 1999 capital budget was increased from $90 million to $110 million, mainly due to the anticipated acquisition of a gathering system in central Texas.

RM&T continued its retail-marketing rationalization and expansion during the first quarter of 1999, with the opening of four new outlets. In addition, two outlets were razed and rebuilt. Since the expansion program began in 1996, the company has acquired
42 retail outlets, opened 49 new ones, and razed and rebuilt
26 others. Both new outlets and those that are razed and rebuilt utilize the new Kicks 66 convenience store design. During the first quarter, the company also sold one unit, bringing the total to 77 retail units in non-strategic areas sold since the program began.


Year 2000 Update

General

Phillips' companywide Year 2000 Project (Project) is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1995, in order to improve access to business information through common, integrated computing systems across the company, Phillips began a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP) and, for certain upstream operations, Oracle Corporation (Oracle). The new systems, which are expected to make approximately 70 percent of the company's business computer systems Year 2000 compliant, are scheduled for completion and implementation by mid-1999. Implementation of the SAP programs is on schedule and was approximately 87 percent complete at March 31, 1999. Implementation of the Oracle programs is on schedule and was approximately 88 percent complete at that date. Remaining business software programs are expected to be made Year 2000 compliant through the Year 2000 Project, including those supplied by vendors, or they will be retired. None of the company's other information technology (IT) projects have been delayed due to the implementation of the Year 2000 Project.

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

The inventory, prioritization and assessment phases of each section of the Project have been completed. Material items are those believed by the company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect net income or cash flows. The testing phases of the Project are being performed by the company.

The company estimates that 91 percent of scheduled Project activities were complete at March 31, 1999. The following table shows the estimated percentage of completed scheduled activities by each section of the Project at March 31, 1999:

                                                         Percent
                                                       Completed
                                                       ---------
Sections
Infrastructure                                                93%
Applications software                                         95
    (Third-party remediation       99%)
    (In-house remediation          93%)
    (Vendor upgrades/replacements  90%)
PC&I                                                          91
External agents                                               77
    (Tier 1 assessment            100%)
    (Tier 2 assessment            100%)
    (Tier 1 contingency planning  100%)
    (Tier 1 reassessment          100%)
    (Tier 2 reassessment--scheduled for
      second quarter 1999)
    (Tier 2 contingency planning--scheduled for
      second quarter 1999)
    (Tier 1 reassessment--scheduled for
      third quarter 1999)

Total project                                                 91
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


IT Systems

The Infrastructure section consists of hardware and systems software other than Applications Software. This section is on schedule, and the company estimates that approximately 93 percent of the planned activities related to the section had been completed at March 31, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for this section commenced in third quarter 1998 and is scheduled for completion by mid-1999.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The company estimates that the software conversion phase was 96 percent complete at March 31, 1999. The vendor software replacements and upgrades were approximately 90 percent complete at March 31, 1999. The company estimates that, overall,

95 percent of the planned activities of the Applications Software section were complete at March 31, 1999. Testing is conducted as software is repaired or replaced. Contingency planning for this section began in third quarter 1998 and is scheduled for completion by mid-1999.


PC&I

The PC&I section of the Project includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the company. This section is on schedule and the company believes that the repair and testing of PC&I equipment was approximately 91 percent complete at March 31, 1999. Contingency planning for this section began in third quarter 1998 and is scheduled for completion by mid-1999.


External Agents

The External Agents section includes the process of identifying and prioritizing critical suppliers, customers and partners, by direct contact if possible, and communicating with them about their plans and progress in addressing the Year 2000 problem. Initial detailed evaluations of approximately 1,700 third parties have been completed, with an estimated 700 of those classified as most critical to the company. These evaluations were followed by the development of preliminary contingency plans where results of the initial assessment indicated that such plans might be necessary. Completion of final contingency plans for this section is scheduled for mid-1999. The company estimates that this section was on schedule and 77 percent of its scheduled activities were complete at March 31, 1999. The process of evaluating these external agents began in third quarter 1998 and is scheduled for completion by mid-1999. The company plans to continuously monitor critical external agents by conducting follow-up reviews of those critical external agents on a schedule that extends to year-end 1999.


Business Continuity/Contingency Planning

The company has business continuity and disaster recovery plans in place that cover its worldwide operations. Specific Year 2000 contingency planning is in process in all sections of the Project. The company is incorporating specific Year 2000 contingency planning into its existing business continuity and disaster recovery plans and expects to complete substantially all of this planning by mid-1999, with follow-up reviews through year end.

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


Costs

The company's latest estimate of total cost of the Year 2000 Project is $43 million. This estimate includes Phillips' estimated share of Year 2000 repair and replacement costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator, but does not include any estimates of liability for non-compliance. The following table shows the approximate amounts expended by various sections of the Project through March 31, 1999:

                                                         Millions
                                                       of Dollars
                                                       ----------
Sections
IT systems (includes program management costs)                $22
PC&I                                                            8
External agents (includes continuity planning costs)            2
-----------------------------------------------------------------
Total                                                         $32
=================================================================


The company estimates that the future cost of completing the Year 2000 Project will not exceed $11 million--$3 million to repair or replace IT systems and manage the overall Year 2000 Project, $4 million to repair or replace non-compliant PC&I equipment and software, $1 million to identify and communicate with external agents and to develop contingency plans, including business continuity planning, and $3 million for operations for which Phillips is not the operator. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates.

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

At year-end 1998, Phillips reported 45 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, no sites have been resolved or added. Of these 45 sites, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At eight sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 17 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At March 31, 1999, $5 million had been accrued for the company's unresolved PRP sites. In addition, the company has accrued
$58 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $4 million for other environmental contingent liabilities, for total environmental accruals of $67 million.

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


OUTLOOK

A late-March 1999 agreement by OPEC to further reduce production volumes has caused crude oil prices to increase to their highest levels since late 1997. Since mid-March, natural gas prices have also begun to strengthen due to higher fuel oil prices and reductions in excess inventories. Natural gas prices will be influenced by the pace of storage injections, additions to production deliverability, and weather. Margins in the company's refining, marketing and transportation, and chemicals businesses are also showing signs of improvement. New production from three North Sea fields--Renee, Janice and Siri--and production from the Rubie field, expected in May 1999, as well as production from the newly acquired Elang field in the Timor Sea, should also benefit earnings in the second quarter.

On March 23, 1999, Phillips and its co-venturers announced the discovery of a new Prudhoe Bay satellite field on the North Slope of Alaska. A discovery well in the Kuparuk formation tested over 1,900 barrels of oil per day and 1.3 million cubic feet of gas per day. The Kuparuk accumulation, which will be named the Aurora field, is estimated to contain 20 to 35 million recoverable barrels of oil, including adjacent leases held by Phillips and its co-venturers. Plans are being evaluated for additional appraisal activities at Aurora during 1999. Phillips holds a 12 percent interest in Aurora.

Phillips and its co-venturers have received notice from the operator of the Point Arguello field, offshore California, of its intent to resign as operator. A successor operator has not been designated. As a result, the operator began the shutdown of the first of three platforms in the unit on May 1, 1999, and has plans to complete the shutdown of the other platforms and onshore processing facilities by July 1999. The remaining co-venturers and the Minerals Management Service are evaluating alternatives to resume operations or possibly begin abandonment of the field and related onshore facilities. Phillips previously made a financial provision for future abandonment expense to the full extent of current cost estimates. Production from the Point Arguello field averaged 5,570 net barrels of oil per day during the first quarter of 1999, with income and cash flow at approximately breakeven. In 1996, Phillips wrote off its remaining investment in Point Arguello when expected cash flows from the field were reduced as a result of rapidly declining production rates.

Phillips holds interests in three projects acquired in the Venezuela third bid round. Phillips holds a 31.5 percent interest in and is operator of the La Vela block offshore northwest Venezuela where two exploratory wells have been drilled. One well was permanently plugged and abandoned May 1, 1999. Testing of the other well is expected to be completed by the end of second quarter 1999. Ambrosio is a redevelopment project operated by Phillips in Lake Maracaibo, of which the company holds a 90 percent interest. Field activities have included well workovers, facility maintenance, and modifications to existing infrastructure. Drilling began on the first major development well there during first quarter 1999 and is expected to be completed during second quarter 1999. LL-652 is a redevelopment and secondary recovery project in Lake Maracaibo, in which Phillips holds an 18 percent interest. This project is proceeding, but capital cost levels are higher than originally expected.

Phillips is participating with a subsidiary of Venezuela's state oil company, along with two other co-venturers, to study development of heavy oil reserves from the Hamaca region in the Orinoco Oil Belt in Central Venezuela. Phillips holds a 20 percent interest. The operating company is finalizing a proposed development plan, which would provide 35,000 gross barrels per day of heavy oil production in early 2001, and 190,000 gross barrels per day of upgraded oil beginning in 2004. The development plan will be considered for approval by the participants in mid-1999.

Phillips operates in three countries where cutbacks in production were announced in 1998. The Norwegian Ministry of Petroleum and Energy has increased the production curtailment measures for oil production on the Norwegian continental shelf in 1999. It will amount to a 6 percent reduction, based on updated production forecasts given to the Ministry, and is expected to have a limited duration--ending June 30, 1999. The Nigerian government dictated quota reductions totaling 19.5 percent, effective
April 1, 1999, which are expected to continue throughout 1999. These affect leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil Company. Venezuela, an OPEC member, has agreed to cut back oil production, but third-bid-round-property operators have not been asked to curtail production. Based on the above, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 1999.

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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to (1) the company's ability to obtain agreements from co-venturers or partners, and governments; engage drilling, construction and other contractors; obtain economical and timely financing;
     (2) geological, land, or sea conditions; (3) world prices for oil, natural gas and natural gas liquids; and
     (4) foreign and United States laws, including tax laws.

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

  o The dates on which the company believes the Year 2000 Project will be completed and the SAP and Oracle business computer systems will be implemented are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

                   PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12  Computation of Ratio of Earnings to Fixed Charges.

27  Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended March 31, 1999, the company did not file any reports on Form 8-K.

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


May 13, 1999