Form 10-K405/A
period 1998-12-31
PHILLIPS PETROLEUM CO
filed 1999-06-29
CIK 78214

FORM 10-K/A


                         Amendment No. 1


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 1998
                         ----------------------------------------

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

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

  4(d)   Amendment dated May 16, 1990, to the Rights Agreement
           dated July 10, 1989, between Phillips Petroleum Company and Chemical Bank (formerly Manufacturers Hanover Trust Company) (incorporated by reference to
           Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 1996).

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

                    PHILLIPS PETROLEUM COMPANY

                        INDEX TO EXHIBITS
                           (Continued)

Exhibit
Number                        Description
-------                       -----------

 10(m)   Deferred Compensation Plan for Non-Employee Directors
           of Phillips Petroleum Company.*

   (n)   Key Employee Missed Credited Service Retirement Plan of
           Phillips Petroleum Company.*

   (o)   Phillips Petroleum Company Stock Plan for Non-Employee
           Directors.*

   (p)   Key Employee Supplemental Retirement Plan of Phillips
           Petroleum Company.*

   (q)   Defined Contribution Makeup Plan of Phillips Petroleum
           Company.*

 12      Computation of Ratio of Earnings to Fixed Charges.*

 21      List of Subsidiaries of Phillips Petroleum Company.*

 23      Consent of Independent Auditors.*

 27      Financial Data Schedule.*

 99(a)   Form 11-K, Annual Report, of the Thrift Plan of
           Phillips Petroleum Company for the fiscal year ended
           December 31, 1998.

   (b)   Form 11-K, Annual Report, of the Long-Term Stock
           Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1998.

   (c)   Form 11-K, Annual Report, of the Retirement Savings
           Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1998.

*Filed with the original Annual Report on Form 10-K for the year ended December 31, 1998.

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

June 24, 1999