Form 10-Q
period 1999-06-30
PHILLIPS PETROLEUM CO
filed 1999-08-16
CIK 78214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                               ---------------------------------------------

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

The registrant had 253,295,303 shares of common stock, $1.25 par value, outstanding at July 30, 1999.

                  PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company

                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      1999     1998*    1999     1998*
                                    ---------------------------------
Revenues
Sales and other operating revenues  $3,172    2,964    5,593    6,057
Equity in earnings of affiliated
  companies                             27       24       48       50
Other revenues                          32       12      129      147
---------------------------------------------------------------------
    Total Revenues                   3,231    3,000    5,770    6,254
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     1,891    1,617    3,238    3,315
Production and operating expenses      503      504    1,013    1,046
Exploration expenses                    62       49      109       99
Selling, general and
  administrative expenses              174      152      349      309
Depreciation, depletion and
  amortization                         222      222      442      453
Property impairments                    51       30       51       30
Taxes other than income taxes           58       60      119      125
Interest expense                        73       34      140       80
Preferred dividend requirements
  of capital trusts                     13       13       26       26
---------------------------------------------------------------------
    Total Costs and Expenses         3,047    2,681    5,487    5,483
---------------------------------------------------------------------
Income before income taxes             184      319      283      771
Provision for income taxes             116      161      145      370
---------------------------------------------------------------------
Net Income                          $   68      158      138      401
=====================================================================

Net Income Per Share of Common
  Stock
    Basic                           $  .27      .61      .55     1.54
    Diluted                            .27      .60      .54     1.52
---------------------------------------------------------------------

Dividends Paid                      $  .34      .34      .68      .68
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                          252,581  260,383  252,346  261,314
    Diluted                        254,640  262,715  253,830  263,507
---------------------------------------------------------------------
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1999            1998
                                          -----------------------
Assets
Cash and cash equivalents                 $   147              97
Accounts and notes receivable (less
  allowances: 1999--$17; 1998--$13)         1,507           1,282
Inventories                                   546             540
Deferred income taxes                         159             217
Prepaid expenses and other current assets     136             213
-----------------------------------------------------------------
    Total Current Assets                    2,495           2,349
Investments and long-term receivables       1,054           1,015
Properties, plants and equipment (net)     10,964          10,585
Deferred income taxes                          83             100
Deferred charges                              169             167
-----------------------------------------------------------------
Total                                     $14,765          14,216
=================================================================

Liabilities
Accounts payable                          $ 1,379           1,340
Notes payable and long-term debt due
  within one year                              76             167
Accrued income and other taxes                311             182
Other accruals                                381             443
-----------------------------------------------------------------
    Total Current Liabilities               2,147           2,132
Long-term debt                              4,628           4,106
Accrued dismantlement, removal and
  environmental costs                         739             729
Deferred income taxes                       1,324           1,317
Employee benefit obligations                  449             424
Other liabilities and deferred credits        605             639
-----------------------------------------------------------------
Total Liabilities                           9,892           9,347
-----------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips Capital Trusts I and II         650             650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                               383             383
      Capital in excess of par              2,085           2,055
    Treasury stock (at cost:
      1999--24,485,338 shares;
      1998--25,259,040 shares)             (1,221)         (1,259)
    Compensation and Benefits Trust (CBT)
      (at cost: 1999--28,647,987 shares;
      1998--29,125,863 shares)               (970)           (987)
Accumulated other comprehensive income
  Foreign currency translation adjustments    (45)            (22)
  Unrealized gain on available-for-sale
    securities                                 11               9
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)            (294)           (303)
Retained earnings                           4,274           4,343
-----------------------------------------------------------------
Total Common Stockholders' Equity           4,223           4,219
-----------------------------------------------------------------
Total                                     $14,765          14,216
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                1999         1998*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $  138          401
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                             442          453
      Property impairments                        51           30
      Dry hole costs and leasehold
        impairment                                54           25
      Deferred taxes                               9          108
      Other                                       (1)          12
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                  18          200
      Decrease (increase) in other
        accounts and notes receivable           (261)          85
      Increase in inventories                    (16)        (112)
      Decrease (increase) in prepaid
        expenses and other current assets         95          (20)
      Increase (decrease) in accounts payable     23          (76)
      Increase in taxes and other accruals       136            3
-----------------------------------------------------------------
Net Cash Provided by Operating Activities        688        1,109
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                      (985)        (842)
Proceeds from asset dispositions                 132           24
Long-term advances to affiliates and
  other investments                               (6)          (8)
-----------------------------------------------------------------
Net Cash Used for Investing Activities          (859)        (826)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                 547          416
Repayment of debt                               (117)        (302)
Purchase of company common stock                 (13)        (215)
Issuance of company common stock                  18           10
Dividends paid on common stock                  (172)        (178)
Other                                            (42)         (47)
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                     221         (316)
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents           50          (33)
Cash and cash equivalents at beginning of
  period                                          97          163
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period     $ 147          130
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


Note 2--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1999            1998
                                          -----------------------

Crude oil and petroleum products             $213             177
Chemical products                             246             264
Materials, supplies and other                  87              99
-----------------------------------------------------------------
                                             $546             540
=================================================================


Note 3--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             1999            1998
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $23,193          22,868
Less accumulated depreciation,
  depletion and amortization               12,229          12,283
-----------------------------------------------------------------
                                          $10,964          10,585
=================================================================

Note 4--Impairments

Impairments totaling $20 million after-tax were taken in second quarter 1999 to reduce the net book values of the Maureen field, offshore the United Kingdom, the Agate field in the Gulf of Mexico, and several outlying fields in the greater Ekofisk area that were shut-in during 1998. The North Sea impairments resulted from a $41 million before-tax upward revision of decommissioning costs. Production at the Agate field, offshore Louisiana, has been shut-in due to a mechanical downhole well failure. Alternatives for resuming production are being evaluated; however, future cash flows forecasted on a risk-adjusted basis are estimated to be less than the current book investment, resulting in a before-tax impairment of $10 million in the second quarter. Agate net production during the first quarter of 1999 averaged 716 net barrels of oil per day and 6 million cubic feet of gas per day.


Note 5--Debt

During first quarter 1999, the company issued $300 million of 6 3/8% Notes due 2009, and $200 million of 7% Debentures due
2029, in the public market.

At June 30, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $801 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. The company's wholly owned subsidiary, Phillips Petroleum Company Norway, has a $300 million revolving credit facility that was fully drawn at June 30, 1999. On that same date, Phillips Petroleum Company Norway closed on an additional $300 million revolving credit facility.


Note 6--Income Taxes

The company's effective tax rates for the second quarter and first six months of 1999 were 63 and 51 percent, respectively, compared with 50 and 48 percent for each of the same periods a year ago. The effective rate for the second quarter was negatively impacted by increases to valuation allowances on certain deferred tax assets. This was largely offset in the first six months of 1999 by favorable resolution of certain outstanding issues with the Internal Revenue Service (IRS) in the first quarter. The effective tax rates for the second quarter and first six months of 1999, excluding these items, would have been 52 and 51 percent, respectively. The remaining increases in the 1999 effective tax rates were due mainly to a greater proportion of foreign earnings, which are generally taxed at a higher rate.

Note 7--Contingencies

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

Note 8--Preferred Share Purchase Rights

On July 2, 1999, the company's Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of Phillips' common stock. The dividend distribution was made August 1, 1999, payable to stockholders of record on that date. These rights replace the rights issued under the company's shareholder rights plan that expired July 31, 1999. The new rights, which expire July 31, 2009, will be exercisable only if a person or group acquires 15 percent or more of the company's common stock or announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercise price of $180. In addition, the rights enable holders to either acquire additional shares of Phillips common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The rights may be redeemed by the company in whole, but not in part, for one cent per right.


Note 9--Non-Mineral Operating Leases

The company and its co-venturer in the Kenai liquefied natural gas plant lease two tankers that are used to transport liquefied natural gas from Kenai, Alaska, to Japan. In June 1999, a purchase option held by the company and its co-venturer was allowed to become a binding commitment. The purchase date for the first tanker is June 2000, and December 2000 for the second. In the event that the company and its co-venturer do not modify the existing lease arrangements or enter into new lease arrangements, the purchase option would be exercised and Phillips' 70 percent interest in the aggregate purchase price for both tankers would be approximately $240 million.

Note 10--Supplemental Cash Flow Information

Cash payments and non-cash investing and financing activities for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1999           1998
                                              -------------------
Non-Cash Investing and Financing Activities
Accrued repurchase of company common stock    $  -              9
Company stock issued under compensation
 and benefit plans                              24              7
Change in market value of investments           10              9
Deferred payment obligation to purchase
  property, plant and equipment                  -              8
Investment in joint venture in exchange
  for non-cash assets                            2              -
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $127             72
  Taxes and other                                4              5
-----------------------------------------------------------------
                                              $131             77
=================================================================
Income taxes                                  $ 45            267
-----------------------------------------------------------------


Note 11--Environmental Cost Recovery

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

Note 12--Comprehensive Income

Phillips' comprehensive income for the three- and six-month periods ended June 30, was as follows:

                                        Millions of Dollars
                                  -------------------------------
                                   Three Months       Six Months
                                      Ended             Ended
                                     June 30           June 30
                                  -------------------------------
                                  1999     1998     1999     1998
                                  -------------------------------

Net income                        $ 68      158      138      401
After-tax changes in:
  Foreign currency translation
    adjustments                    (11)     (15)     (23)     (15)
  Net unrealized gain on
    available-for-sale
    securities                       2        -        2        -
-----------------------------------------------------------------
Comprehensive income              $ 59      143      117      386
=================================================================


Note 13--Segment Disclosures

The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--Explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis.

(2) Gas Gathering, Processing and Marketing (GPM)--Gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico.

(3) Refining, Marketing and Transportation (RM&T)--Refines, markets and transports crude oil and petroleum products, primarily in the United States. This segment also fractionates and markets natural gas liquids.

(4) Chemicals--Manufactures and markets petrochemicals and plastics on a worldwide basis.

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


Analysis of Results by Operating Segment

                                          Millions of Dollars
                                    -------------------------------
                                           Operating Segments
                                    -------------------------------
                                       E&P    GPM   RM&T  Chemicals
Three Months Ended June 30, 1999    -------------------------------
Sales and Other Operating Revenues
  External customers                $  683    195  1,706        587
  Intersegment (eliminations)          109    156     98         35
-------------------------------------------------------------------
    Segment sales                   $  792    351  1,804        622
===================================================================

Net income (loss)                   $   76     18     33         41
===================================================================


Three Months Ended June 30, 1998
Sales and Other Operating Revenues
  External customers                $  672    200  1,505        586
  Intersegment (eliminations)          108    144     93         37
-------------------------------------------------------------------
    Segment sales                   $  780    344  1,598        623
===================================================================

Net income (loss)                   $   73     12     77         43
===================================================================



Six Months Ended June 30, 1999
Sales and Other Operating Revenues
  External customers                $1,239    349  2,923      1,081
  Intersegment (eliminations)          192    267    192         61
-------------------------------------------------------------------
    Segment sales                   $1,431    616  3,115      1,142
===================================================================

Net income (loss)                   $  166     24     25         70
===================================================================

Total Assets
  At June 30, 1999                  $6,464  1,106  3,199      2,853
-------------------------------------------------------------------
  At December 31, 1998              $6,173  1,080  2,910      2,790
-------------------------------------------------------------------


Six Months Ended June 30, 1998
Sales and Other Operating Revenues
  External customers                $1,462    400  2,979      1,215
  Intersegment (eliminations)          226    300    191         73
-------------------------------------------------------------------
    Segment sales                   $1,688    700  3,170      1,288
===================================================================

Net income (loss)                   $  166     31    106        118
===================================================================




                                          Millions of Dollars
                                    -------------------------------
                                          Corporate
                                      and All Other    Consolidated
Three Months Ended June 30, 1999    -------------------------------
Sales and Other Operating Revenues
  External customers                              1           3,172
  Intersegment (eliminations)                  (398)              -
-------------------------------------------------------------------
    Segment sales                              (397)          3,172
===================================================================

Net income (loss)                              (100)             68
===================================================================


Three Months Ended June 30, 1998
Sales and Other Operating Revenues
  External customers                              1           2,964
  Intersegment (eliminations)                  (382)              -
-------------------------------------------------------------------
    Segment sales                              (381)          2,964
===================================================================

Net income (loss)                               (47)            158
===================================================================



Six Months Ended June 30, 1999
Sales and Other Operating Revenues
  External customers                              1           5,593
  Intersegment (eliminations)                  (712)              -
-------------------------------------------------------------------
    Segment sales                              (711)          5,593
===================================================================

Net income (loss)                              (147)            138
===================================================================

Total Assets
  At June 30, 1999                            1,143          14,765
-------------------------------------------------------------------
  At December 31, 1998                        1,263          14,216
-------------------------------------------------------------------


Six Months Ended June 30, 1998
Sales and Other Operating Revenues
  External customers                              1           6,057
  Intersegment (eliminations)                  (790)              -
-------------------------------------------------------------------
    Segment sales                              (789)          6,057
===================================================================

Net income (loss)                               (20)            401
===================================================================

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 46.


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and six-month periods ending June 30, 1999, are based on a comparison with the corresponding periods in 1998.


Consolidated Results

A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1999         1998   1999        1998
                            ------------------   ----------------
Exploration and Production
  (E&P)                     $  76           73    166         166
Gas Gathering, Processing
  and Marketing (GPM)          18           12     24          31
Refining, Marketing and
  Transportation (RM&T)        33           77     25         106
Chemicals                      41           43     70         118
Corporate and Other          (100)         (47)  (147)        (20)
-----------------------------------------------------------------
Net income                  $  68          158    138         401
=================================================================

Net income is affected by transactions, defined by Management and termed "special items," which are not representative of the company's ongoing operations. These transactions can obscure the underlying operating results for a period and affect comparability of operating results between periods. The following table summarizes the gains/(losses), on an after-tax basis, from special items included in the company's reported net income:
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1999          1998   1999        1998
                            ------------------   ----------------

Property impairments*       $(20)          (20)   (20)        (20)
Work force reduction
  charges                     (2)            -     (7)          -
Net gain on asset sales       16             3     49           3
Foreign currency losses       (9)          (11)   (23)         (5)
Pending claims and
  settlements                  -            34     38         100
Deferred tax adjustments     (19)            -    (19)          -
Other items                  (15)            -    (15)          -
-----------------------------------------------------------------
Total special items         $(49)            6      3          78
=================================================================
*See Note 4 to the financial statements for further information.


Excluding the special items listed above, the company's net operating income by business segment was:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1999          1998   1999        1998
                            ------------------   ----------------

E&P                         $ 99            76    153         174
GPM                           18            12     25          31
RM&T                          38            74     32         103
Chemicals                     37            49     60         124
Corporate and Other          (75)          (59)  (135)       (109)
-----------------------------------------------------------------
Net operating income        $117           152    135         323
=================================================================


Phillips' net income in the second quarter of 1999 was $68 million, a 57 percent decrease from net income of $158 million in the second quarter of 1998. Net income was reduced $49 million by the impact of special items in the second quarter of 1999, while it benefited $6 million in the second quarter last year. After excluding these special items, net operating income in the second quarter of 1999 was $117 million, a 23 percent decline from $152 million in the second quarter of 1998.

The decline in net operating income for the second quarter of 1999 was primarily the result of lower margins in the company's RM&T and Chemicals segments, as well as higher interest expense and foreign dry hole costs. These items were partially offset by improved crude oil and natural gas liquids prices in the upstream segments.

Phillips' net income for the first six months of 1999 was $138 million, a 66 percent decline from the corresponding period in 1998. Special items benefited six-month net income by $3 million in 1999 and $78 million in 1998. After excluding special items, net operating income was 58 percent lower in the 1999 six-month period.

Each operating segment posted lower net operating earnings in the six-month period of 1999, and interest expense was higher as well. Upstream earnings declined on lower natural gas and natural gas liquids sales prices and higher dry hole costs, while downstream results were negatively impacted by weaker margins compared with the 1998 period.

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1999         1998    1999       1998
Phillips at a Glance        ------------------   ----------------

U.S. crude oil
  production (MBD)             52           64      55         64
Worldwide crude oil
  production (MBD)            232          245     233        247
U.S. natural gas
  production (MMCFD)          957          967     970        979
Worldwide natural gas
  production (MMCFD)        1,343        1,458   1,411      1,530
Worldwide natural gas
  liquids production (MBD)    163          179     160        178
Liquefied natural gas
  sales (MMCFD)               116          102     123        122
Refinery utilization
  rate (%)                     99           94      97         94
U.S. automotive gasoline
  sales (MBD)*                317          325     306        312
U.S. distillates
  sales (MBD)                 134          127     136        129
Worldwide petroleum
  products sales (MBD)*       673          668     671        662
Natural gas liquids
  processed (MBD)             227          230     216        229
Ethylene
  production (MMlbs)**        866          825   1,568      1,658
Polyethylene
  production (MMlbs)**        661          587   1,320      1,150
Polypropylene
  production (MMlbs)**        123          119     249        232
Paraxylene
  production (MMlbs)          127          194     234        382
-----------------------------------------------------------------
 *Includes certain sales by the Chemicals segment.
**Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues increased 7 percent in the second quarter of 1999, reflecting higher crude oil and petroleum products sales prices, partially offset by lower natural gas prices. For the six-month period of 1999, sales and other operating revenues decreased 8 percent, due to lower sales prices for natural gas and petroleum products, as well as chemicals and plastics products.

Equity in earnings of affiliated companies increased 13 percent in the second quarter of 1999, primarily because of improved results from equity companies in the polyolefins business.
Equity earnings declined 4 percent in the first six months of 1999, reflecting lower ethylene margins experienced by Sweeny Olefins Limited Partnership. Other revenues increased
$20 million in the second quarter of 1999, due to higher net gains on asset sales, mainly an E&P producing field in the Gulf of Mexico. In the six-month period of 1999, other revenues decreased 12 percent, primarily because the 1998 period included recoveries from certain of the companies historical liability and pollution insurers related to claims made as a part of a comprehensive environmental cost recovery project. The decrease was mitigated by net gains on asset sales recorded in the first six months of 1999.

Purchase costs increased 17 percent in the second quarter of 1999, reflecting higher crude oil prices and crude runs at the company's refineries. Purchase costs were 2 percent lower in the six-month period of 1999, the result of lower product prices in most segments, partially offset by higher crude oil prices and crude runs.

After adjustment for special items (mainly foreign currency losses, severance, and contingency-related items), controllable costs--primarily production and operating expenses; and selling, general and administrative expenses--declined 4 percent in the second quarter of 1999, and 5 percent in the six-month period. These lower costs were attributable to general cost reduction efforts across all business lines, as well as lower fuel costs and property dispositions.

Higher foreign dry hole charges, partially offset by lower geological and geophysical expenses, resulted in 27 percent and 10 percent increases in exploration expenses in the second quarter and first six months of 1999, respectively. The company recorded dry hole charges related to exploratory wells offshore Venezuela, Australia and the United Kingdom in the second quarter of 1999.

Depreciation, depletion and amortization (DD&A) was unchanged in the second quarter of 1999, and 2 percent lower in the first half of 1999. In both 1999 periods, DD&A was higher in the company's U.K. North Sea operations, where several new fields have come on stream. In addition, Phillips' Norwegian North Sea operations revised upward the estimated dismantlement and removal costs associated with Ekofisk in the second quarter of 1999. These items were offset by lower DD&A from U.S. E&P operations, which had decreased production volumes and lower DD&A rates caused by property impairments in the second half of 1998.

Property impairments increased 70 percent in the second quarter and first six months of 1999. Upward revisions of estimated dismantlement and removal costs related to several North Sea fields resulted in property impairments recorded in the second quarter of 1999. In addition, an impairment was taken on a field in the Gulf of Mexico which had been shut in due to well problems. The 1998 amount included impairments on certain Gulf of Mexico fields, as well as a plastics recycling facility that was closed.

Taxes other than income taxes declined 3 percent and 5 percent in the second quarter and six-month period of 1999, respectively, mainly the result of lower emission taxes in Norway, partly offset by higher production taxes. Lower emission taxes in Norway were primarily due to lower fuel consumption resulting from the increased efficiency of the new Ekofisk II turbines, as well as lower production volumes.

Interest expense increased 115 percent in the second quarter of 1999, and 75 percent in the first six months, primarily reflecting higher average debt levels compared with the corresponding periods in 1998. In addition, the second quarter and first half of 1998 included reversals of the interest expense component of contingency accruals. Preferred dividend requirements were unchanged from a year ago.

Segment Results

E&P
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1999        1998    1999       1998
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income           $ 76          73     166        166
Less special items             (23)         (3)     13         (8)
-----------------------------------------------------------------
Net operating income          $ 99          76     153        174
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States           $14.10       10.68   11.93      11.44
    Foreign                  15.35       13.07   13.52      13.54
    Worldwide                15.09       12.45   13.15      13.01
Natural gas--lease (per
  thousand cubic feet)
    United States             1.91        1.96    1.76       1.97
    Foreign                   2.26        2.46    2.36       2.51
    Worldwide                 2.04        2.18    1.99       2.22
-----------------------------------------------------------------

                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
Geological and geophysical     $27          33      51         69
Leasehold impairment             7           7      13         12
Dry holes                       26           6      41         13
Lease rentals                    2           3       4          5
-----------------------------------------------------------------
                               $62          49     109         99
=================================================================

                                  Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude oil produced
  United States                 52          64      55         64
  Norway                        92         119      97        117
  United Kingdom                36          21      32         24
  Nigeria                       21          20      22         21
  China                         10          13      12         14
  Australia                      8           -       4          -
  Canada                         8           8       8          7
  Denmark                        4           -       2          -
  Venezuela                      1           -       1          -
-----------------------------------------------------------------
                               232         245     233        247
=================================================================

Natural gas liquids produced
  United States                  2           3       2          3
  Norway                         4           7       4          8
  Other areas                    5           5       5          5
-----------------------------------------------------------------
                                11          15      11         16
=================================================================

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1999        1998    1999       1998
                            ------------------   ----------------
                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural gas produced*
  United States                957         967     970        979
  Norway                       114         249     131        258
  United Kingdom               188         146     221        200
  Canada                        83          96      88         93
  Nigeria                        1           -       1          -
-----------------------------------------------------------------
                             1,343       1,458   1,411      1,530
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas
  sales                        116         102     123        122
-----------------------------------------------------------------


E&P's net operating income increased 30 percent in the second quarter of 1999, on the strength of improved crude oil prices. For the six-month period, E&P net operating income declined
12 percent, primarily due to lower natural gas prices, partially offset by lower U.S. E&P DD&A charges. Both periods were negatively impacted by higher foreign dry hole costs.

Phillips' average worldwide crude oil sales price increased to $15.09 in the second quarter of 1999, compared with $12.45 in the second quarter of 1998, and $10.88 in the first quarter of 1999. Industry crude oil prices have risen to their highest levels since November 1997 in response to the late-March 1999 agreement by major exporting countries to reduce output. Market fundamentals remain supportive of the improved pricing, with 1999 demand growth ahead of last year's pace.

U.S. E&P
--------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1999         1998    1999       1998
                            ------------------   ----------------
Operating Income
Reported net income           $79           50     152        109
Less special items              8            2      43         (1)
-----------------------------------------------------------------
Net operating income          $71           48     109        110
=================================================================


Net operating income in the company's U.S. E&P operations increased 48 percent in the second quarter of 1999, while net operating earnings declined slightly in the six-month period.
The improvement in the second quarter is attributable to lower costs, with DD&A, exploration expenses and lifting costs all down from the prior year. The decrease in DD&A costs resulted from lower production volumes plus lower depreciation rates due to impairments taken in mid-to-late 1998. Exploration expenses were down because of lower geological and geophysical expenses, while the reduced lifting costs resulted from cost reduction efforts and property dispositions. Crude oil and natural gas revenues in total were about the same in the second quarter of 1999 as in the second quarter of 1998, with higher crude oil prices being offset by lower production and lower natural gas prices.

The six-month period of 1999 also benefited from lower costs, but this was more than offset by lower natural gas sales prices and lower crude oil production volumes.

U.S. crude oil production continued to trend downward in the second quarter of 1999, averaging 19 percent less than the second quarter of the prior year, and 9 percent less than the first quarter of 1999. These reductions reflect the impact of normal field declines, as well as property dispositions in late 1998 and the first quarter of 1999, primarily in Texas and central Oklahoma. U.S. natural gas production decreased slightly in the second quarter of 1999, compared with the corresponding quarter a year ago, as field declines and property dispositions were partly offset by increased production in the San Juan Basin.

Special items in the second quarter of 1999 primarily included net gains on asset sales and an impairment of the Agate subsalt field, which has been shut in due to well problems. The six-month 1999 period included $49 million after-tax of net gains on asset sales, partially offset by the Agate property impairment.

Special items in the second quarter of 1998 included a reversal of a previously accrued contingency related to producing properties in Alabama, which was mostly offset by impairments taken on two producing properties in the Gulf of Mexico. The June year-to-date period also included a contingency accrual.

Foreign E&P
-----------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1999          1998   1999        1998
                            ------------------   ----------------
Operating Income
Reported net income (loss)  $ (3)           23     14          57
Less special items           (31)           (5)   (30)         (7)
-----------------------------------------------------------------
Net operating income        $ 28            28     44          64
=================================================================


Net operating income in the company's foreign E&P operations was the same in the second quarters of both 1999 and 1998, and 31 percent lower in the six-month period of 1999. The second quarter results benefited from new crude oil production offshore Australia, Denmark and the United Kingdom, as well as higher crude oil sales prices. This was offset by higher dry hole charges and lifting costs, as well as lower natural gas prices and sales volumes. The company recorded dry hole charges related to exploratory wells offshore Venezuela, Australia and the United Kingdom in the second quarter of 1999.

In the six-month period of 1999, the benefit of new crude oil production was more than offset by lower natural gas revenues and higher dry hole costs.

Foreign crude oil production declined slightly in the second quarter of 1999, compared with the second quarter of 1998, while foreign natural gas production decreased 21 percent. Production was negatively impacted by downtime at both J-Block and Ekofisk in the North Sea, while gas production in Canada was lowered by outages at third-party plants. Gas production was also reduced as a result of the reduced design capacity of the new Ekofisk facilities. When the production license for Ekofisk was extended from 2011 to 2028, Ekofisk II was designed with lower gas processing capacity than that of the original Ekofisk facilities, to better match the capacity requirements with the normal decline of the field. The company expects this to yield a better overall economic performance over the remaining years of the production license. These declines in production were partly offset by new crude oil production from Australia, Denmark and Venezuela, as well as new oil and gas production from the Britannia, Janice and Renee/Rubie fields offshore the United Kingdom. The new production offshore Australia was part of the interests acquired from Broken Hill Proprietary Co. Ltd. in the second quarter.

A part of the Ekofisk shutdown was required to repair and upgrade a gas cooler. During the shutdown, the company was also able to repair a poorly performing low-pressure separator and complete priority maintenance work. Phillips still plans to shut down the

Ekofisk Complex in August for approximately two weeks to eliminate production bottlenecks in the gas processing facilities. Materials were not available for the company to make these modifications during the second quarter shutdown.

Special items in the second quarter of 1999 included charges to increase the decommissioning accruals for certain North Sea fields, as well as deferred tax asset adjustments. Special items in the second quarter and first six months of 1998 included foreign currency transaction losses.

GPM
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              1999        1998    1999       1998
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income            $18          12      24         31
Less special items               -           -      (1)         -
-----------------------------------------------------------------
Net operating income           $18          12      25         31
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)      $ 2.03        2.08    1.86       2.08
U.S. natural gas liquids
  (per barrel--
  unfractionated)            11.11        9.41    9.54       9.76
-----------------------------------------------------------------

                                Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics
Natural gas purchases
  Outside Phillips           1,263       1,326   1,235      1,337
  Phillips                     141         152     147        154
-----------------------------------------------------------------
                             1,404       1,478   1,382      1,491
=================================================================

Raw gas throughput           1,752       1,893   1,726      1,904
-----------------------------------------------------------------

Residue gas sales
  Outside Phillips             931         943     908        962
  Phillips                      39          54      46         58
-----------------------------------------------------------------
                               970         997     954      1,020
=================================================================

                                 Thousands of Barrels Daily
                            -------------------------------------
Natural gas liquids net
  production
    From Phillips E&P
      leasehold gas             14          15      15         15
    From gas purchased
      outside Phillips         138         149     134        147
-----------------------------------------------------------------
                               152         164     149        162
=================================================================


GPM's net operating income increased 50 percent in the second quarter of 1999, while declining 19 percent in the six-month period. Natural gas liquids prices were the driver in the second quarter of 1999, averaging 18 percent higher than the second quarter of 1998. Natural gas liquids prices benefited from the increase in crude oil prices in the second quarter of 1999, as well as from an increase in the demand for ethane, a feedstock for ethylene. In the first half of 1999, natural gas liquids prices were 2 percent lower than the prior year, and were accompanied by lower sales volumes. In addition, residue gas prices for the first six months of 1999 were 11 percent lower than the same period in 1998.

Raw gas throughput, natural gas liquids production and residue gas sales volumes all increased in the second quarter of 1999, compared with the first quarter, but were still lower than second quarter 1998 levels. Due to the low price environment in the last half of 1998 and the first quarter of 1999, there was a reduction in new drilling activity and well workovers that would typically help offset normal volume declines. Higher volumes in the second quarter of 1999, compared with the first quarter, reflected improved operating consistency and the impact of acquisitions.

Special items in the six-month 1999 period represented work force reduction charges.

RM&T
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1999          1998   1999        1998
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income          $33            77     25         106
Less special items            (5)            3     (7)          3
-----------------------------------------------------------------
Net operating income         $38            74     32         103
=================================================================

                                     Dollars Per Gallon
                            -------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                 $.58           .54    .50         .53
  Retail                     .72           .68    .65         .67
Distillates                  .47           .45    .42         .46
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
U.S. refinery crude oil
    Capacity                 355           355    355         355
    Crude runs               352           332    344         333
    Capacity utilization
      (percent)               99%           94     97          94
Natural gas liquids
  fractionation
    Capacity                 252           252    252         252
    Processed                227           230    216         229
    Capacity utilization
      (percent)               90%           91     86          91
Refinery and natural gas
  liquids production         615           588    592         587
-----------------------------------------------------------------

Petroleum products outside
  sales
    United States
      Automotive gasoline
        Wholesale            245           248    240         230
        Retail                36            38     35          38
        Spot                  23            27     19          33
      Aviation fuels          36            33     32          31
      Distillates
        Wholesale and retail 109           108    108         100
        Spot                  25            19     28          29
      Natural gas liquids
        (fractionated)       109           108    122         121
      Other products          35            29     37          29
-----------------------------------------------------------------
                             618           610    621         611
    Foreign                   41            45     38          39
-----------------------------------------------------------------
                             659           655    659         650
=================================================================

RM&T's net operating income decreased 49 percent in the second quarter of 1999 and 69 percent in the first six months. The price of crude oil feedstocks increased 31 percent in the second quarter of 1999, compared with the corresponding quarter in 1998, but the company's wholesale gasoline and distillates prices increased only 7 percent and 4 percent, respectively. This had the effect of tightening refining margins relative to a year ago. Industry margins in the United States were negatively impacted by increased petroleum product imports as a result of even lower margins in foreign areas. Refining margins were also lower in the six-month period of 1999.

The company partly offset the negative impact of lower margins in the second quarter by increasing refining output, with refinery production 5 percent higher than a year earlier, and crude capacity utilization at 99 percent. Crude throughput for Phillips' three refineries averaged 352,000 barrels per day in the second quarter, the highest in company history. Also benefiting earnings in the quarter was the company's strategy to move product from the lower-margin Gulf Coast to higher-margin areas.

Controllable costs were lower in the second quarter of 1999, despite the higher crude throughput levels, primarily because of lower fuel, maintenance and contract services costs.

Special items in the second quarter and six-month period of 1999 primarily included work force reduction charges and contingency accruals. Special items in the second quarter and first six months of 1998 consisted of gains from the sales of certain non-strategic retail service stations.

Chemicals
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1999          1998    1999       1998
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income          $41            43      70        118
Less special items             4            (6)     10         (6)
-----------------------------------------------------------------
Net operating income         $37            49      60        124
=================================================================

                                     Millions of Pounds
                                     Except as Indicated
                            -------------------------------------
Operating Statistics
Production*
  Ethylene                   866           825   1,568      1,658
  Polyethylene               661           587   1,320      1,150
  Propylene                  133           139     256        272
  Polypropylene              123           119     249        232
  Paraxylene                 127           194     234        382
  Cyclohexane (millions
    of gallons)               62            50     101         98
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


The Chemicals segment's net operating income decreased 24 percent in the second quarter of 1999, and 52 percent in the six-month period. Both periods were negatively impacted by lower polyethylene margins, resulting from lower sales prices and higher feedstock costs. In addition, in the six-month period of 1999 the company experienced lower ethylene margins.

The company's olefins and polyolefins facilities operated efficiently in the second quarter, with ethylene production
5 percent higher than the corresponding quarter in the prior year and polyethylene production 13 percent higher.

The company's K-Resin facility, located at the Houston Chemical
Complex (HCC), was damaged by a flash fire in June. Assessment of the cause is ongoing. A portion of the existing K-Resin plant is expected to be re-started in August 1999. In addition, the new K-Resin expansion is also scheduled to re-start in August. The company's polyolefins facilities at HCC were not affected.

Special items in the second quarter and first six months of 1999 included favorable settlements. Special items in the second quarter and first six months of 1998 included foreign currency losses and an impairment taken on a plastics recycling facility that was closed.

Corporate and Other
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             1999         1998   1999        1998
                            ------------------   ----------------
Operating Results
Reported Corporate and
  Other                     $(100)         (47)  (147)        (20)
Less special items            (25)          12    (12)         89
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $ (75)         (59)  (135)       (109)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $ (17)         (12)   (37)        (37)
Net interest                  (49)         (32)   (95)        (62)
Preferred dividend
  requirements                (11)         (11)   (21)        (21)
Other                           2           (4)    18          11
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $ (75)         (59)  (135)       (109)
=================================================================


Corporate general and administrative expenses increased
$5 million in the second quarter of 1999, and were at the same level in the six-month period as in the prior year. The increase in the second quarter is attributable to the timing of the allocation of company benefit plan costs to the operating segments.

Net interest represents interest income and expense, net of capitalized interest. Net interest costs increased 53 percent in both the second quarter and first six months of 1999, primarily resulting from higher average debt balances.

Preferred dividend requirements includes dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

Other consists primarily of the company's captive insurance subsidiary, along with income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other improved relative to a year ago due to lower income taxes, partially offset by higher environmental accruals.

Special items in the second quarter of 1999 included non-cash foreign currency losses, deferred tax adjustments and damage estimates for the K-Resin flash fire to be covered by the company's wholly owned captive insurance subsidiary. In addition, the six-month period of 1999 also included a

$24 million favorable resolution of prior years' U.S. income tax issues.

Special items in the second quarter of 1998 included favorable contingency-related settlements or accrual reversals, partially offset by foreign currency losses. The six-month period also included insurance recoveries related to the company's comprehensive environmental cost recovery project.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                         Millions of Dollars
                                    -----------------------------
                                         At           At       At
                                    June 30  December 31  June 30
                                       1999         1998     1998
                                    -----------------------------

Current ratio                           1.2          1.1      1.1
Total debt                           $4,704        4,273    3,130
Company-obligated mandatorily
  redeemable preferred securities    $  650          650      650
Common stockholders' equity          $4,223        4,219    4,841
Percent of total debt to capital*        49%          47       36
Percent of floating-rate debt
  to total debt                          34%          37       23
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


In December 1998, agreement was reached with the Internal Revenue Service (IRS) on the Kenai LNG and certain other tax issues for years 1987 through 1992, the last years in which the Kenai LNG income issue was in dispute. As a result, 1998 net income was increased by $115 million. During first quarter 1999, net income was increased by $24 million, reflecting favorable resolution of other outstanding issues with the IRS. Cash refunds totaling approximately $120 million applicable to all these issues were received by the company in second quarter 1999.

Cash from operations in the first six months of 1999 decreased $421 million from the same period in 1998. Contributing to this decrease was a $188 million decrease in net operating income, partially offset by the previously mentioned cash refunds from the IRS of $120 million. Additional decreases in cash from operations were driven by increases in non-cash working capital and a $182 million decrease in cash provided by the sale of accounts receivable under the company's receivables monetization program. This resulted from the sale of $200 million of receivables during the first six months of 1998, compared with only $18 million during the same period in 1999.

In March 1999, the company issued $300 million of 6 3/8% Notes due 2009, and $200 million of 7% Debentures due 2029, in the public market. After the issue of these securities, $200 million of securities remained available under the company's shelf registration filed with the U.S. Securities and Exchange Commission. In June 1999, the company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for an additional $800 million of various types of debt and equity securities, and securities convertible into either. This registration statement has not yet been declared effective. When it becomes effective, securities to be issued under this universal shelf registration statement can be combined by prospectus with the $200 million of securities that remain under the earlier shelf registration. As a result, the company will have available, to issue and sell, a total of $1 billion of the various types of securities offered under the universal shelf registration statement.

During the first six months of 1999, cash increased $50 million. Cash was provided by operating activities, asset dispositions of $132 million, the previously mentioned $300 million of notes and $200 million of debentures, and $48 million of revolving debt. Funds were used to retire $84 million of medium-term notes and $25 million of revolving debt, fund the company's capital expenditures program, and pay dividends.

At June 30, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $801 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. Also, the Phillips Petroleum Company Norway $300 million revolving credit facility was fully drawn at June 30, 1999. On that same date, Phillips Petroleum Company Norway closed on an additional $300 million revolving credit facility.

In May 1999, Phillips increased the total available under master leasing arrangements, under which it leases and supervises construction of retail marketing outlets, by $25 million, to a total of $125 million. At June 30, 1999, approximately
$105 million had been financed under the arrangements. The company now expects to enter into arrangements for an additional $100 million during third quarter 1999, of which $25 million will be used to refinance the $25 million secured in the second quarter. The company has another $45 million leasing arrangement to provide for the leasing of approximately 600 new covered hopper railcars. At June 30, 1999, about $18 million had been financed under this arrangement.

In late 1998, reductions of approximately 1,400 positions were identified, primarily in the company's E&P segment and corporate staffs, which resulted in a $91 million before-tax charge to income. During the first six months of 1999, an additional before-tax accrual of $11 million was made, reflecting further reductions of approximately 150 positions in the company's GPM, RM&T, and Chemicals segments. Of these 1,550 positions identified, about 1,100 had been eliminated at June 30, 1999, and about $55 million in severance benefits had been paid.

The company and its co-venturer in the Kenai liquefied natural gas plant lease two tankers that are used to transport liquefied natural gas from Kenai, Alaska, to Japan. In June 1999, a purchase option held by the company and its co-venturer was allowed to become a binding commitment. The purchase date for the first tanker is June 2000, and December 2000 for the second. In the event that the company and its co-venturer do not modify the existing lease arrangements or enter into new lease arrangements, the purchase option would be exercised and Phillips' 70 percent interest in the aggregate purchase price for both tankers would be approximately $240 million. Phillips anticipates entering into a new leasing arrangement for these tankers prior to the mandatory purchase dates.

During second quarter, Phillips closed the sale of its 50 percent interest in the Breton Sound field, offshore Louisiana. This sale resulted in an after-tax financial gain of $17 million. In August 1999, the company signed a purchase and sale agreement to sell interests in 42 leases in 22 Gulf of Mexico fields. Closing of the transaction is expected to occur after preferential purchase rights have been exercised or lapse. Phillips expects to complete the sale of its remaining oil and gas interests in the Gulf of Mexico and South Louisiana, with the exception of certain key strategic fields, during the third and fourth quarters of 1999. During first quarter, Phillips closed the sale of its oil and gas interests in central Oklahoma, which resulted in an after-tax financial gain of $33 million.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to existing cash balances, cash generated from operations and the sale of certain non-strategic assets, and financing.

Capital Expenditures and Investments

                              Millions of Dollars
              ----------------------------------------------------
                              Three Months Ended  Six Months Ended
                                   June 30             June 30
                              ------------------  ----------------
              Estimated 1999  1999          1998  1999        1998
              --------------  ------------------  ----------------

E&P               $1,253       439           273   653         541
GPM                  110        50            16    64          29
RM&T                 352        95            42   188         105
Chemicals            179        21            66    54         122
Corporate
  and Other           64        12            29    26          45
------------------------------------------------------------------
                  $1,958       617           426   985         842
==================================================================

United States     $1,020       290           227   493         459
Foreign              938       327           199   492         383
------------------------------------------------------------------
                  $1,958       617           426   985         842
==================================================================


In July 1999, the company increased its 1999 capital budget a second time, raising it to $2 billion from the original 1999 capital budget of $1.465 billion. Of this $2 billion, approximately $1.958 billion has been allocated. The E&P capital spending program received the largest increase--from $800 million to $1.253 billion. The increase has been or is expected to be applied to the acquisition of an additional interest in the Bayu-Undan unitized gas/condensate field in the Timor Sea's Zone of Cooperation, the acquisition of interests in exploration and production assets in North Louisiana, appraisal wells in Block 11/05 of China's Bohai Bay, and other anticipated acquisitions.

In April 1999, Phillips acquired The Broken Hill Proprietary Company Limited's (BHP) 23.4 percent interest in the Bayu-Undan gas/condensate field in the Timor Sea's Zone of Cooperation
(ZOCA) with the acquisition of BHP's 42.42 percent interest in ZOCA block 91-12 (Undan). Along with Phillips' 60 percent interest in the adjacent ZOCA block 91-13 (Bayu), the acquisition brought Phillips' total interest in the unitized Bayu-Undan field to 50.3 percent, and Phillips became operator of the unitized field. The company also acquired BHP's interests in three producing oil fields--Elang, Kakatua and Kakatua North--as well as permits for static gas resources in other properties in ZOCA and Australian Commonwealth waters. Phillips expects to book approximately 80 million barrels of oil, condensate and natural gas liquids in 1999 as a result of this acquisition. The Bayu-Undan co-venturers are finalizing the unitization and unit operating agreements for the field.

In May 1999, the company closed on an exploration and development agreement with Contour Energy Company (Contour), formerly Kelley Oil & Gas Corporation, relating to its interests in the West Bryceland and Sailes fields in North Louisiana. Under the agreement, Phillips will operate, develop, exploit and explore the assets. Contour will retain an eight-year volumetric overriding royalty interest totaling approximately 42 billion cubic feet of gas. The agreement added approximately 130 billion cubic feet of gas to the company's reserves at closing, with additional reserves expected in future years as the fields are developed.

During the second quarter, Phillips announced the discovery of oil and gas in block 11/05 of China's Bohai Bay. An appraisal well was drilled and tested immediately following the discovery well and analyses of test results indicate that production wells should be capable of producing at a rate of 3,000 to 5,000 barrels of oil per day. As many as five more appraisal wells are expected to be drilled by year-end 1999 to delineate the productive area of this large feature. Joint commercialization studies with China National Offshore Oil Corporation (CNOOC) have begun. Phillips acquired the right to explore Block 11/05 in 1994 when it signed a petroleum contract with CNOOC. Phillips now has a 100 percent undivided working interest in the block, after acquiring Atlantic Richfield Company's (ARCO) 40 percent interest during the second quarter. CNOOC has the right to acquire up to a 51 percent interest in any development in this block.

In connection with the anticipated submission of a cessation plan to the Norwegian government in late 1999 for the redundant Ekofisk facilities and the shut-in of outlying fields, cost estimates for the removal of the facilities were revised upwards. The revision negatively impacted second quarter net income by approximately $10 million, of which $4 million related to the shut-in outlying fields.

Work is proceeding according to schedule on the Eldfisk water injection project. This is the largest development project in E&P's 1999 capital budget and is comprised of a new platform and pipelines, as well as modifications to existing platforms, in order to accomplish waterflood, gas injection and gas lift. The new water-injection platform, controlled from an existing manned Eldfisk platform, is scheduled to begin water injection in fourth quarter 1999. The remaining modifications to the existing platforms are expected to be completed in the first quarter of 2000.

During second quarter 1999, Phillips and its co-venturers announced the discovery of oil and gas on the Ebba prospect, in the Norwegian North Sea, near the company's Ekofisk production facility. The commerciality of this discovery is currently being evaluated.

In late 1998, Phillips acquired a 7.1 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea.
Drilling is now expected to begin on the first well there in August 1999.

In the South China Sea, the company has scheduled an extended maintenance shutdown in 1999 for the Xijiang production platform and floating production storage and offloading vessel. Two months of downtime is expected, beginning in August. The company estimates that the net production deferred during the shutdown will be approximately 800,000 barrels.

In Denmark, first oil was produced from the Siri field in March 1999. Phillips owns a 12.5 percent interest in the field. Net production reached 5,900 barrels of oil per day by the end of the second quarter, and is expected to reach a maximum level of 6,000 barrels of oil per day in the fourth quarter of 1999. Nine production and injection wells are planned there and drilling is scheduled to be completed early in the year 2000.

In the United Kingdom, production began from the Janice field in February 1999, with production reaching 13,500 barrels of oil per day, net to Phillips, by the end of the second quarter. Joint development of the Renee and Rubie fields is under way with first production from Renee starting in February 1999, and first production from Rubie starting in May 1999. Net production from Renee/Rubie reached 10,600 barrels of oil per day by the end of the second quarter.

GPM's 1999 capital budget was increased from $90 million to $110 million, due to anticipated acquisitions. GPM acquired a gathering system in the Austin Chalk area of south central Texas on April 30, 1999, and another smaller gathering system in Oklahoma on July 1, 1999. Also, purchase of a co-venturer's interest in a plant and gathering system in New Mexico was completed on July 1, 1999. These acquisitions added about
74 million cubic feet of gas per day to GPM's total raw gas throughput, in addition to providing opportunities to improve operating efficiencies.

RM&T continued its retail-marketing rationalization and expansion during the first six months of 1999, with the opening of eight new outlets. In addition, 10 outlets were razed and rebuilt.

Since the expansion program began in 1996, the company has acquired 42 retail outlets, opened 53 new ones, and razed and rebuilt 34 others. Both new outlets and those that are razed and rebuilt utilize the Kicks 66 convenience store design.
During the first six months of 1999, the company also sold three units, bringing the total to 79 retail units in non-strategic areas sold since the program began.

Construction of a new 55-mile natural gas liquids pipeline from Wichita, Kansas, to Conway, Kansas, was completed during the second quarter. The new pipeline began flowing product in May 1999, and will allow RM&T to better serve its customers by providing better access to propane and butane bulk storage in the Midwest. Also, an expansion of the El Paso terminal and pipeline system was completed during the second quarter and is expected to start up in August 1999. A 25-percent interest in this terminal and system was purchased from Ultramar Diamond Shamrock during 1998. Phillips' participation in the expansion will increase the company's interest to 33 percent.

During second quarter 1999, Phillips and its co-venturer in the Seaway Pipeline Company (Seaway) announced plans to increase the capacity of its 30-inch crude oil pipeline by approximately 110,000 barrels per day, with completion expected by January 2000. Seaway also announced it signed new connection agreements with Exxon Pipeline Company. These agreements are expected to permit the delivery of crude oil, originating in the western Gulf of Mexico, to two Seaway crude oil transportation systems. Start-up of expanded operations is expected in second quarter 2000.

During 1998, Phillips, the Venezuelan state oil company, Petroleos de Venezuela S.A. (PdVSA), and affiliates signed agreements forming a limited partnership to build a 58,000 barrels-per-day delayed coker and related facilities at the Sweeny Complex. A delayed coker allows the processing of heavy, sour, lower-cost crude oil, thus lowering crude oil acquisition costs. Under terms of the series of agreements, PdVSA will supply the refinery with up to 165,000 barrels per day of heavy Venezuelan crude oil, once the project is completed, which is scheduled for the fourth quarter of 2000. Phillips and PdVSA each hold a 50 percent interest in the limited partnership. The total construction cost of the project, including the coker and related facilities, is estimated at $538 million. During second quarter 1999, the limited partnership issued $350 million of 8.85% Bonds due 2019, the proceeds of which will be used to fund the project. Remaining expenditures will be funded through bank financing and equity contributions.

In May 1999, Phillips announced the completion of a 100-million-pounds-per-year expansion of its K-Resin copolymer plant at the company's Houston Chemical Complex, increasing capacity to 370 million pounds per year. In June 1999, a spare reactor of the existing K-Resin plant experienced a flash fire resulting in two contractor-employee fatalities. Damage to the K-Resin plant is currently estimated at $15 million; however, there was no damage to Phillips' polyethylene or polypropylene facilities. On August 13, 1999, the company notified its K-Resin customers that it was declaring force majeure, and would have to delay or cancel certain existing orders of K-Resin. However, limited production is expected by the end of August which, when combined with K-Resin imported from a licensee plant, should allow the company to meet its supply requirements.


Year 2000 Update

General

Phillips' companywide Year 2000 Project (Project) is substantially complete. The Project addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1995, in order to improve access to business information through common, integrated computing systems across the company, Phillips began a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP) and, for certain upstream operations, Oracle Corporation (Oracle). The new systems, which have made approximately 70 percent of the company's business computer systems Year 2000 compliant, have been completed on schedule. Remaining business software programs were remediated as a part of the company's Year 2000 Project, and are substantially complete. None of the company's other information technology (IT) projects have been delayed due to the implementation of the Year 2000 Project.

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

The inventory, prioritization and assessment phases of each section of the Project have been completed. The remediation, testing and business continuity planning phases are substantially complete. Material items are those believed by the company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect net income or cash flows. The testing phases of the Project are being performed by the company.

The company estimates that 99 percent of scheduled Project activities were complete at June 30, 1999. The following table shows the estimated percentage of completed scheduled activities at June 30, 1999:

                                                         Percent
                                                       Completed
                                                       ---------
Sections
SAP/Oracle                                                   100%
Infrastructure                                                98
Applications software                                         99
    (Third-party remediation             100%)
    (In-house remediation                 99%)
    (Vendor upgrades/replacements         97%)
PC&I                                                          99
External agents                                               90*
    (Tier 1 assessment                   100%)
    (Tier 2 assessment                   100%)
    (Tier 1 contingency planning         100%)
    (Tier 1 reassessment                 100%)
    (Tier 2 reassessment                 100%)
    (Tier 2 contingency planning         100%)
    (Third round Tier 1 reassessment--
        scheduled for third quarter 1999)
Business continuity planning                                  99

Total Year 2000 effort (weighted calculation)                 99
----------------------------------------------------------------
*All external agent activities scheduled through June 30, 1999, have been completed. The remaining external agent activities, which are about 10 percent of the total external agents' effort, are scheduled for completion in the last half of 1999.


Substantially all scheduled Year 2000 activities for the Infrastructure, Applications Software and PC&I sections were completed by June 30, 1999. The remaining activities in those sections are expected to be completed in the last half of 1999 because of scheduled facility turnarounds and vendor scheduling. The company will continue to monitor new releases and updates of vendor-supplied software, and will apply new releases as necessary for Year 2000 compliance.


IT Systems

The Infrastructure section consists of hardware and systems software other than Applications Software. This section is substantially complete. The company estimates that approximately 98 percent of the planned activities related to the section had been completed at June 30, 1999. The testing phase was completed as hardware or system software was remediated, upgraded or replaced. Contingency planning for this section was completed in June 1999.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. This section is substantially complete. The company estimates that the software conversion portion was 99 percent complete at June 30, 1999. The vendor software replacements and upgrades were approximately 97 percent complete at June 30, 1999. The company estimates that, overall, 99 percent of the planned activities of the Applications Software section were complete at June 30, 1999. Testing was conducted as software was repaired or replaced. Contingency planning for this section began in third quarter 1998 and was completed in June 1999.


PC&I

The PC&I section of the Project includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the company. This section is substantially complete. The company estimates that the repair and testing of PC&I equipment was approximately
99 percent complete at June 30, 1999. Contingency planning for this section began in third quarter 1998 and was completed by June 30, 1999.


External Agents

The External Agents section includes the process of identifying and prioritizing critical suppliers, customers and partners, by direct contact if possible, and communicating with them about their plans and progress in addressing the Year 2000 problem. Initial detailed evaluations of approximately 1,700 third parties have been completed, with an estimated 650 of those classified as most critical to the company. These evaluations were followed by the development of preliminary contingency plans where results of the initial assessment indicated that such plans might be necessary. Contingency planning for this section was completed by June 30, 1999. The company estimates that this section was on schedule and 90 percent of its scheduled activities were complete at June 30, 1999. The process of evaluating these external agents began in third quarter 1998 and two rounds of evaluation were completed by June 30, 1999. The company plans to continuously monitor critical external agents by conducting follow-up reviews of those critical external agents on a schedule that extends to year-end 1999.

Business Continuity/Contingency Planning

The company has business continuity and disaster recovery plans in place that cover its worldwide operations. Specific Year 2000 contingency planning is substantially complete for each section of the Project. In addition, the company has incorporated specific Year 2000 contingency planning into its existing business continuity and disaster recovery plans and the planning process is substantially complete as of June 30, 1999. Follow-up reviews will take place through year end.

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


Costs

The company's latest estimate of total cost of the Year 2000 Project is expected to not exceed $40 million. This estimate includes Phillips' estimated share of Year 2000 repair and replacement costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator, but does not include any estimates of liability for non-compliance. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates. The following table shows the approximate amounts expended by various sections of the Project through June 30, 1999:

                                                         Millions
                                                       of Dollars
                                                       ----------
Sections
IT systems (includes program management costs)                $23
PC&I                                                            9
External agents (includes continuity planning costs)            2
-----------------------------------------------------------------
Total                                                         $34
=================================================================

The company estimates that the future cost of completing the Year 2000 Project will not exceed $6 million--$1 million to repair or replace IT systems and manage the overall Year 2000 Project, $2 million to repair or replace non-compliant PC&I equipment and software and monitor IT systems that are already Year 2000 compliant, less than $.5 million for follow-up activities associated with external agents and refinement of contingency plans, including business continuity planning, and $3 million for operations for which Phillips is not the operator. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates.


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

At year-end 1998, Phillips reported 45 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, three sites have been resolved. Of the 42 sites remaining, the company believes it has a legal defense or its records indicate no involvement for 13 sites. At six sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At seven sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 16 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At June 30, 1999, $5 million had been accrued for the company's unresolved PRP sites. In addition, the company has accrued
$57 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $4 million for other environmental contingent liabilities, for total environmental accruals of $66 million.

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


OUTLOOK

A late-March 1999 agreement by OPEC to further reduce production volumes has caused crude oil prices to increase to their highest levels since late 1997. If OPEC maintains production restraint, markets have the potential to tighten further as demand increases seasonally. Since mid-March, natural gas prices improved due to higher fuel oil prices and reductions in excess inventories. Natural gas prices will be influenced by the pace of storage injections, additions to production deliverability, and weather.

During first quarter 1999, Phillips and its co-venturers announced the discovery of a new Prudhoe Bay satellite field on the North Slope of Alaska. A discovery well in the Kuparuk formation tested over 1,900 barrels of oil per day and
1.3 million cubic feet of gas per day. The Kuparuk accumulation, the Aurora field, is estimated to contain 20 to 35 million recoverable barrels of oil, including adjacent leases held by Phillips and its co-venturers. Plans are being evaluated for additional appraisal activities at Aurora during 1999. Phillips holds a 12 percent interest in Aurora.

Phillips and its co-venturers consented to the transfer of the operator's interest in the Point Arguello field, offshore California, to another company, which also assumed operatorship. A planned shutdown of the three platforms by the previous operator will not occur. Production from the Point Arguello field averaged 4,600 net barrels of oil per day during the second quarter of 1999.

On June 30, 1999, Phillips and its co-venturers, including a subsidiary of Venezuela's state oil company, approved a project to develop the heavy oil reserves from the Hamaca region in Venezuela's Orinoco Oil Belt. Construction of an upgrader, pipelines and associated production facilities is expected to begin in the second quarter of 2000. During the construction phase, anticipated gross production of 36,000 barrels per day of crude will be blended with 20,000 barrels per day of lighter oil (30-degree API gravity). The upgrader is expected to begin producing 26-degree API gravity oil in 2004. Phillips and its co-venturers are discussing whether to transfer their working interests in the Hamaca project to a newly formed, jointly owned entity, which would place the project debt in the financial markets, and for which Phillips would use equity method accounting.

In July 1999, Phillips exchanged its 18 percent interest in the LL-652 oil field in Lake Maracaibo, Venezuela, for two-thirds of ARCO's 30 percent working interest in the Hamaca heavy oil project. Under the exchange, the LL-652 interest is subject to preferential rights to purchase by the partners. The exchange increased Phillips' share in the Hamaca project from 20 percent to 40 percent. The LL-652 field interest, which Phillips exchanged with ARCO, is a redevelopment and secondary recovery project in Lake Maracaibo. The field was acquired in the Venezuela third bid round. The additional working interest in, and approval of, the Hamaca Project will result in Phillips' reporting approximately 700 million additional barrels-of-oil-equivalent in 1999, increasing Phillips' total worldwide reserves by 32 percent, to nearly 3 billion barrels-of-oil-equivalent.

Two other projects were acquired in the Venezuela third bid round, La Vela and Ambrosio. Phillips holds a 31.5 percent interest in and is operator of the La Vela block offshore northwest Venezuela where two exploratory wells have been drilled. The investment in both wells was written off to dry hole expense in the second quarter. Additional exploration prospects in the Northern area of the block are being evaluated. Ambrosio, in which Phillips holds a 90 percent interest, is a redevelopment project operated by the company in Lake Maracaibo. Drilling began on the first major development well there during first quarter 1999 and is expected to be completed during third quarter 1999.

On June 14, 1999, Phillips signed an exploration and production sharing agreement with the state of Oman, covering 4.23 million acres miles in southwest Oman. Phillips has a 100 percent working interest in the block and plans geological and geophysical studies in the first exploration phase (three years).

Block 38 is the second concession in Oman for Phillips and is contiguous to Block 36, where Phillips plans to drill a well in 2000.

During the second quarter, nominations for crude oil shipments on Phillips Alaska Pipeline Company's (PAPCO) 1.44 percent divided interest in the Trans Alaska Pipeline System (TAPS) have been well below its capacity of 19,000 barrels of oil per day. This is due to declining production from the Alaska North Slope, and competition from other TAPS pipeline owners for shipments. Under these conditions, earnings from PAPCO are expected to be reduced by approximately $6 million per annum if shipments continue to be affected to a similar extent. Phillips Alaska Pipeline Company is a wholly owned indirect subsidiary of Phillips. Its tariffs are regulated by the Federal Energy Regulatory Commission.

In July 1999, the construction of a major petrochemical complex in Qatar was approved. During 1998, Phillips formed a joint-venture company with Qatar General Petroleum Corporation (QGPC) to construct a petrochemical complex to produce ethylene, polyethylene and hexene-1 using natural gas liquids. Pending approval by QGPC's Board of Directors, construction could begin in late 1999, with commercial production commencing in late 2002. The project is anticipated to have annual capacities of
1.1 billion pounds of ethylene, 1 billion pounds of polyethylene and 100 million pounds of hexene-1. Phillips' ownership share is 49 percent.

Phillips operates in three countries where cutbacks in production were announced in 1998. The Norwegian Ministry of Petroleum and Energy has increased the production curtailment measures for oil production on the Norwegian continental shelf, and has extended the curtailment to year-end 1999. It will amount to a
6.8 percent reduction, based on updated production forecasts given to the Ministry. The Nigerian government dictated quota reductions totaling 19.5 percent, effective April 1, 1999, which are expected to continue throughout 1999. These affect leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil Company. Venezuela, an OPEC member, has agreed to cut back oil production, but Phillips and other third-bid-round-property operators have not been asked to curtail production. Based on the above, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 1999.

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

  o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales and operations, is subject to the negotiation and execution of certain project financings and other financing documents; the identification of buyers and the negotiation and execution of instruments of sale; and changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has no control, and to a lesser extent the commodity prices for its chemical and other products; its ability to operate its refineries and chemical plants consistently; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

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

                  PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 3, 1999.
A brief description of each proposal and the voting results follow:

  A company proposal to elect eleven directors.

                                      For      Against & Withheld
                              -----------------------------------
  W. W. Allen                 236,774,370              14,469,135
  Norman R. Augustine         239,666,181              11,577,324
  David L. Boren              239,469,306              11,774,199
  C. L. Bowerman              239,058,399              12,185,106
  Robert E. Chappell, Jr.     240,263,214              10,980,291
  Lawrence S. Eagleburger     239,456,539              11,786,966
  Larry D. Horner             240,128,990              11,114,515
  J. J. Mulva                 237,499,749              13,743,756
  Randall L. Tobias           239,848,829              11,394,676
  Victoria J. Tschinkel       239,926,289              11,317,216
  Kathryn C. Turner           239,586,267              11,657,238

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 1999.

                  For         240,461,570
              Against           8,260,297
          Abstentions           2,521,638
            Not Voted          30,031,444

All eleven nominated directors were elected, and the independent public accountants designated by the company were approved.


Item 5. OTHER INFORMATION

On June 21, 1999, W. W. Allen announced his plans to retire as Chief Executive Officer of the company, effective June 30, 1999.
J. J. Mulva was elected Vice Chairman and Chief Executive Officer, effective July 1, 1999. Mr. Allen will retire as an employee and as Chairman of the company on October 13, 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

10(a)  Phillips Petroleum Company Executive Severance Plan.

  (b)  Key Employee Supplemental Retirement Plan of Phillips
         Petroleum Company.

  (c)  Phillips Petroleum Company Supplemental Executive
         Retirement Plan.

12     Computation of Ratio of Earnings to Fixed Charges.

27     Financial Data Schedule.

Reports on Form 8-K
-------------------

During the three months ended June 30, 1999, the company did not file any reports on Form 8-K.

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

August 13, 1999