Form 10-Q
period 1999-09-30
PHILLIPS PETROLEUM CO
filed 1999-11-12
CIK 78214

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                               --------------------------------------------

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

The registrant had 253,283,646 shares of common stock, $1.25 par value, outstanding at October 31, 1999.

                    PART I. FINANCIAL INFORMATION

---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company


                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                    ---------------------------------
                                      1999     1998*    1999     1998*
                                    ---------------------------------
Revenues
Sales and other operating revenues  $3,739    2,890    9,332    8,947
Equity in earnings of affiliated
  companies                             16       12       64       62
Other revenues                          14       11      143      158
---------------------------------------------------------------------
    Total Revenues                   3,769    2,913    9,539    9,167
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,266    1,700    5,504    5,015
Production and operating expenses      508      521    1,521    1,567
Exploration expenses                    52       45      161      144
Selling, general and
  administrative expenses              150      147      499      456
Depreciation, depletion and
  amortization                         229      233      671      686
Property impairments                    13       37       64       67
Taxes other than income taxes           53       52      172      177
Interest expense                        70       56      210      136
Preferred dividend requirements
  of capital trusts                     14       14       40       40
---------------------------------------------------------------------
    Total Costs and Expenses         3,355    2,805    8,842    8,288
---------------------------------------------------------------------
Income before income taxes             414      108      697      879
Provision for income taxes             193       62      338      432
---------------------------------------------------------------------
Net Income                          $  221       46      359      447
=====================================================================

Net Income Per Share of Common
  Stock
    Basic                           $  .87      .18     1.42     1.72
    Diluted                            .87      .18     1.41     1.71
---------------------------------------------------------------------

Dividends Paid                      $  .34      .34     1.02     1.02
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                          253,306  256,779  252,669  259,786
    Diluted                        255,445  258,659  254,340  261,858
---------------------------------------------------------------------
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

-------------------------------------------------------------------
Consolidated Balance Sheet               Phillips Petroleum Company


                                             Millions of Dollars
                                          -------------------------
                                          September 30  December 31
                                                  1999         1998
                                          -------------------------
Assets
Cash and cash equivalents                      $   180           97
Accounts and notes receivable (less
  allowances: 1999--$19; 1998--$13)              1,748        1,282
Inventories                                        575          540
Deferred income taxes                              173          217
Prepaid expenses and other current assets          103          213
-------------------------------------------------------------------
    Total Current Assets                         2,779        2,349
Investments and long-term receivables            1,059        1,015
Properties, plants and equipment (net)          11,101       10,585
Deferred income taxes                               80          100
Deferred charges                                   172          167
-------------------------------------------------------------------
Total                                          $15,191       14,216
===================================================================

Liabilities
Accounts payable                               $ 1,697        1,340
Notes payable and long-term debt due
  within one year                                   46          167
Accrued income and other taxes                     381          182
Other accruals                                     466          443
-------------------------------------------------------------------
    Total Current Liabilities                    2,590        2,132
Long-term debt                                   4,443        4,106
Accrued dismantlement, removal and
  environmental costs                              676          729
Deferred income taxes                            1,448        1,317
Employee benefit obligations                       429          424
Other liabilities and deferred credits             570          639
-------------------------------------------------------------------
Total Liabilities                               10,156        9,347
-------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips 66 Capital Trusts I and II           650          650
-------------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                    383          383
      Capital in excess of par                   2,089        2,055
    Treasury stock (at cost:
      1999--24,346,524 shares;
      1998--25,259,040 shares)                  (1,214)      (1,259)
    Compensation and Benefits Trust (CBT)
      (at cost: 1999--28,647,987 shares;
      1998--29,125,863 shares)                    (971)        (987)
Accumulated other comprehensive income
  Foreign currency translation adjustments         (25)         (22)
  Unrealized gain on available-for-sale
    securities                                       9            9
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                 (289)        (303)
Retained earnings                                4,403        4,343
-------------------------------------------------------------------
Total Common Stockholders' Equity                4,385        4,219
-------------------------------------------------------------------
Total                                          $15,191       14,216
===================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                 September 30
                                              -------------------
                                                 1999        1998*
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $   359         447
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                              671         686
      Property impairments                         64          67
      Dry hole costs and leasehold
        impairment                                 67          29
      Deferred taxes                              114         139
      Other                                      (137)        (58)
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                   18         200
      Decrease (increase) in other
        accounts and notes receivable            (486)        161
      Increase in inventories                     (41)        (97)
      Decrease (increase) in prepaid
        expenses and other current assets         132         (20)
      Increase (decrease) in accounts payable     355         (10)
      Increase in taxes and other accruals        279         132
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       1,395       1,676
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (1,351)     (1,574)
Proceeds from asset dispositions                  175          36
Long-term advances to affiliates and
  other investments                                (6)        (11)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (1,182)     (1,549)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                  528         712
Repayment of debt                                (338)       (124)
Purchase of company common stock                  (13)       (417)
Issuance of company common stock                   22          11
Dividends paid on common stock                   (258)       (266)
Other                                             (71)        (79)
-----------------------------------------------------------------
Net Cash Used for Financing Activities           (130)       (163)
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents            83         (36)
Cash and cash equivalents at beginning of
  period                                           97         163
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $   180         127
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


Note 2--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1999         1998
                                        -------------------------

Crude oil and petroleum products                $216          177
Chemical products                                269          264
Materials, supplies and other                     90           99
-----------------------------------------------------------------
                                                $575          540
=================================================================


Note 3--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                1999         1998
                                        -------------------------
Properties, plants and equipment
  (at cost)                                  $22,765       22,868
Less accumulated depreciation,
  depletion and amortization                  11,664       12,283
-----------------------------------------------------------------
                                             $11,101       10,585
=================================================================
                                4

Note 4--Impairments

Property impairments totaling $13 million before-tax, $10 million after-tax, were recorded in the E&P segment in the third quarter of 1999, primarily related to the Renee field in the U.K. North Sea. The Renee field impairment was triggered by an unsuccessful development dry hole completed in the third quarter.

Property impairments totaling $64 million before-tax, $30 million after-tax, were booked in the E&P segment in the nine-month period ending September 30, 1999. In addition to the Renee field, impairments were taken on the Agate field in the Gulf of Mexico and several outlying fields in the greater Ekofisk area of the Norwegian North Sea. The North Sea impairments were the result of upward revisions of decommissioning costs, while the Agate impairment was caused by a mechanical downhole well failure.


Note 5--Debt

In March 1999, the company issued $300 million of 6 3/8% Notes due 2009, and $200 million of 7% Debentures due 2029, in the public market.

At September 30, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $594 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. The company's wholly owned subsidiary, Phillips Petroleum Company Norway, has $600 million available under two revolving credit facilities. At September 30, 1999, $330 million was outstanding under the facilities.


Note 6--Income Taxes

The company's effective tax rates for the third quarter and first nine months of 1999 were 47 and 48 percent, respectively, compared with 57 and 49 percent for each of the same periods a year ago.
The third-quarter rate for 1998 was higher due to a larger proportion of income in higher-tax-rate jurisdictions.

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

Note 10--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              1999           1998
                                              -------------------
Non-Cash Investing and Financing Activities
Company stock issued under compensation
 and benefit plans                             $24              7
Change in market value of investments            5             12
Deferred payment obligation to purchase
  property, plant and equipment                 26              8
Investment in joint venture in exchange
  for non-cash assets                            8              5
Investment in equity affiliate through
  direct guarantee of debt                       -             13
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $212            125
  Taxes and other                                6              6
-----------------------------------------------------------------
                                              $218            131
=================================================================
Income taxes                                  $ 60            287
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

Note 12--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                          1999          1998    1999         1998
                          ------------------    -----------------
After-Tax
E&P                        $ 2            (5)      3          (12)
RM&T                         1             -       -            -
Chemicals                    -             1      (1)           -
Corporate and Other         16             7      (6)          10
-----------------------------------------------------------------
Total                      $19             3      (4)          (2)
=================================================================

Before-Tax
E&P                        $ 7             8      (8)          (8)
RM&T                         -             -       -            -
Chemicals                    1             1      (1)           -
Corporate and Other         16             7      (7)          11
-----------------------------------------------------------------
Total                      $24            16     (16)           3
=================================================================


Note 13--Comprehensive Income

Phillips' comprehensive income for the three- and nine-month periods ended September 30, was as follows:

                                        Millions of Dollars
                                  -------------------------------
                                   Three Months      Nine Months
                                      Ended             Ended
                                   September 30      September 30
                                  -------------     -------------
                                  1999     1998     1999     1998
                                  -------------     -------------

Net income                        $221       46      359      447
After-tax changes in:
  Foreign currency translation
    adjustments                     20       13       (3)      (2)
  Net unrealized gain (loss)
    on available-for-sale
    securities                      (2)       8        -        8
-----------------------------------------------------------------
Comprehensive income              $239       67      356      453
=================================================================

Note 14--Segment Disclosures

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

Corporate and Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts; certain eliminations; and various other corporate activities, such as the company's captive insurance subsidiary and tax items not directly attributable to the operating segments.

The company evaluates performance and allocates resources based on net income, among other items. Intersegment sales are recorded at market value. There have been no material changes in the basis of segmentation or in the basis of measurement of segment net income since the 1998 annual report.


Analysis of Results by Operating Segment

                                              Millions of Dollars
                                        -------------------------------
                                              Operating Segments
                                        -------------------------------
                                           E&P    GPM   RM&T  Chemicals
Three Months Ended September 30, 1999   -------------------------------
Sales and Other Operating Revenues
  External customers                    $  772    254  2,081        632
  Intersegment                             141    219    145         46
-----------------------------------------------------------------------
    Segment sales                       $  913    473  2,226        678
=======================================================================

Net income                              $  152     39     47         50
=======================================================================

Three Months Ended September 30, 1998
Sales and Other Operating Revenues
  External customers                    $  618    182  1,533        556
  Intersegment                              87    124     91         30
-----------------------------------------------------------------------
    Segment sales                       $  705    306  1,624        586
=======================================================================

Net income                              $   22     13     53         24
=======================================================================


Nine Months Ended September 30, 1999
Sales and Other Operating Revenues
  External customers                    $2,011    603  5,004      1,713
  Intersegment                             333    486    337        107
-----------------------------------------------------------------------
    Segment sales                       $2,344  1,089  5,341      1,820
=======================================================================

Net income                              $  318     63     72        120
=======================================================================

Total Assets
  At September 30, 1999                 $6,655  1,140  3,368      2,870
-----------------------------------------------------------------------
  At December 31, 1998                  $6,173  1,080  2,910      2,790
-----------------------------------------------------------------------

Nine Months Ended September 30, 1998
Sales and Other Operating Revenues
  External customers                    $2,080    582  4,512      1,771
  Intersegment                             313    424    282        103
-----------------------------------------------------------------------
    Segment sales                       $2,393  1,006  4,794      1,874
=======================================================================

Net income                              $  188     44    159        142
=======================================================================


                                            Millions of Dollars
                                        ---------------------------
                                            Corporate
                                            and Other  Consolidated
Three Months Ended September 30, 1999   ---------------------------
Sales and Other Operating Revenues
  External customers                          $     -         3,739
  Intersegment (eliminations)                    (551)            -
-------------------------------------------------------------------
    Segment sales                             $  (551)        3,739
===================================================================

Net income (loss)                             $   (67)          221
===================================================================

Three Months Ended September 30, 1998
Sales and Other Operating Revenues
  External customers                          $     1         2,890
  Intersegment (eliminations)                    (332)            -
-------------------------------------------------------------------
    Segment sales                             $  (331)        2,890
===================================================================

Net income (loss)                             $   (66)           46
===================================================================


Nine Months Ended September 30, 1999
Sales and Other Operating Revenues
  External customers                          $     1         9,332
  Intersegment (eliminations)                  (1,263)            -
-------------------------------------------------------------------
    Segment sales                             $(1,262)        9,332
===================================================================

Net income (loss)                             $  (214)          359
===================================================================

Total Assets
  At September 30, 1999                       $ 1,158        15,191
-------------------------------------------------------------------
  At December 31, 1998                        $ 1,263        14,216
-------------------------------------------------------------------

Nine Months Ended September 30, 1998
Sales and Other Operating Revenues
  External customers                          $     2         8,947
  Intersegment (eliminations)                  (1,122)            -
-------------------------------------------------------------------
    Segment sales                             $(1,120)        8,947
===================================================================

Net income (loss)                             $   (86)          447
===================================================================

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 46.


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and nine-month periods ending September 30, 1999, are based on a comparison with the corresponding periods in 1998.


Consolidated Results

A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                               September 30        September 30
                           ------------------   -----------------
                           1999          1998   1999         1998
                           ------------------   -----------------
Exploration and Production
  (E&P)                    $152            22    318          188
Gas Gathering, Processing
  and Marketing (GPM)        39            13     63           44
Refining, Marketing and
  Transportation (RM&T)      47            53     72          159
Chemicals                    50            24    120          142
Corporate and Other         (67)          (66)  (214)         (86)
-----------------------------------------------------------------
Net income                 $221            46    359          447
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

                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1999          1998   1999         1998
                           ------------------   -----------------
Property impairments*      $(10)          (26)   (30)         (46)
Work force reduction
  charges                     -             1     (7)           1
Net gain on asset sales       4             -     53            3
Pending claims and
  settlements                 -            (2)    38           98
Deferred tax adjustments      8             -    (11)           -
Other items                  (2)            4    (17)           4
-----------------------------------------------------------------
Total special items**      $  -           (23)    26           60
=================================================================
 *See Note 4 to the financial statements for additional
  information.
**1998 periods restated to exclude foreign currency transaction gains and losses.


Excluding the special items listed above, the company's net operating income by business segment was:

                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1999          1998*  1999         1998*
                           ------------------   -----------------

E&P                        $158            47    312          214
GPM                          39            11     64           42
RM&T                         47            53     78          156
Chemicals                    42            22    101          145
Corporate and Other         (65)          (64)  (222)        (170)
-----------------------------------------------------------------
Net operating income       $221            69    333          387
=================================================================
*Restated to include foreign currency transaction gains and losses.


Phillips' net income in the third quarter of 1999 was $221 million, compared with net income of $46 million in the third quarter of 1998. The impact of special items on net income in the third quarter of 1999 was zero, while special items reduced net income $23 million in the third quarter of the prior year. After excluding special items, net operating income in the third quarter of 1999 was also $221 million, compared with $69 million in the third quarter of 1998.

The increase in net operating income for the third quarter of 1999 was primarily the result of sharply higher crude oil and natural gas liquids sales prices in Phillips' upstream segments. Natural gas sales prices and crude oil production were higher as well. Downstream, RM&T results in the third quarter were lower than a year ago, mainly because of lower marketing margins, while Chemicals results improved relative to the third quarter last year on higher ethylene margins.

Phillips' net income for the first nine months of 1999 was $359 million, a 20 percent decline from the corresponding period in 1998. Special items benefited nine-month net income by $26 million in 1999 and $60 million in 1998. After excluding special items, net operating income was 14 percent lower in the 1999 nine-month period. Upstream results in the nine-month period of 1999 were higher than the corresponding period in 1998, primarily due to higher crude oil and natural gas liquids sales prices. Downstream results were lower in the first nine months, reflecting lower margins across most product lines. Corporate and Other incurred higher expenses in the nine-month period of 1999, primarily because of increased interest expense.

                           Three Months Ended   Nine Months Ended
                               September 30         September 30
                           ------------------   -----------------
                            1999         1998    1999        1998
Phillips at a Glance       ------------------   -----------------

U.S. crude oil
  production (MBD)            46           59      52          62
Worldwide crude oil
  production (MBD)           223          195     229         229
U.S. natural gas
  production (MMCFD)         948          985     962         981
Worldwide natural gas
  production (MMCFD)       1,361        1,370   1,394       1,476
Worldwide natural gas
  liquids production (MBD)   171          169     164         174
Liquefied natural gas
  sales (MMCFD)              130          145     126         130
Refinery utilization
  rate (%)                   100           94      98          94
U.S. automotive gasoline
  sales (MBD)*               309          344     307         323
U.S. distillates
  sales (MBD)*               132          150     134         136
Worldwide petroleum
  products sales (MBD)*      685          709     675         678
Natural gas liquids
  processed (MBD)            210          177     214         211
Ethylene
  production (MMlbs)**       839          656   2,407       2,314
Polyethylene
  production (MMlbs)**       632          563   1,952       1,713
Polypropylene
  production (MMlbs)**        97          112     346         344
Paraxylene
  production (MMlbs)         184          178     418         560
-----------------------------------------------------------------
 *Includes certain sales by the Chemicals segment.
**Includes Phillips' share of equity affiliates' production.


Income Statement Analysis

Sales and other operating revenues increased 29 percent in the third quarter of 1999 and 4 percent in the nine-month period.
The primary reasons for the increase in both periods were higher petroleum products and crude oil revenues, mainly due to higher sales prices. Higher natural gas prices also benefited the third quarter of 1999. These same factors also accounted for the 33 percent and 10 percent increase in purchase costs for the third quarter and first nine months of 1999, respectively.

Equity in earnings of affiliated companies increased 33 percent in the third quarter of 1999 and 3 percent in the nine-month period. The increase in the third quarter was primarily the result of improved earnings from Phillips' olefins and polyolefins equity affiliates. For the nine-month period of 1999, higher equity earnings from pipeline investments were mostly offset by lower olefins/polyolefins equity earnings. Other revenues increased 27 percent in the third quarter of 1999, reflecting higher net gains on asset sales. Other revenues decreased
9 percent in the first nine months of 1999, primarily because the 1998 period included recoveries from certain of the company's historical liability and pollution insurers related to claims made as a part of a comprehensive environmental cost recovery project. The decrease was mitigated by net gains on asset sales recorded in the first nine months of 1999.

Controllable costs are primarily production and operating expenses, and selling, general and administrative expenses, adjusted to exclude special items and foreign currency transaction gains and losses. Controllable costs declined slightly in the third quarter of 1999 and 4 percent in the nine-month period, reflecting cost reduction efforts across all business lines, as well as the impact of property dispositions. Special items excluded from controllable costs mainly included severance charges and contingency-related items. Before-tax foreign currency transaction gains/(losses) excluded from controllable costs were $24 million and $16 million in the third quarters of 1999 and 1998, respectively, and $(16) million and $3 million in the nine-month periods of 1999 and 1998, respectively.

Exploration expenses increased 16 percent in the third quarter of 1999 and 12 percent in the nine-month period. The increase in both periods was primarily attributable to higher dry hole expenses. The impact of higher dry hole expenses was partially offset in the nine-month period by lower geological and geophysical expenses.

Depreciation, depletion and amortization (DD&A) was slightly lower in both the third quarter and first nine months of 1999.
In both periods, U.S. E&P DD&A was lower, mainly due to decreased production volumes and reduced DD&A rates caused by property impairments in the second half of 1998. This was partially offset by higher DD&A from the company's U.K. E&P operations, where several new fields have come on stream.

Property impairments of $13 million and $64 million were recorded in the third quarter and first nine months of 1999, respectively, compared with $37 million and $67 million in the corresponding 1998 periods. Impairments in all periods were primarily for E&P properties in the Gulf of Mexico and the North Sea. See Note 4 to the financial statements for additional information on property impairments.

Taxes other than income taxes increased slightly in the third quarter of 1999 and decreased 3 percent in the nine-month period. Emission taxes in Norway have been lower in 1999, due to lower fuel consumption resulting from the increased efficiencies of the new Ekofisk II turbines. In addition, the tax rate was lower in the third quarter of 1999 than in the prior year third quarter. Production taxes have been higher in 1999 because of higher crude oil prices.

Interest expense increased 25 percent in the third quarter of 1999 and 54 percent in the first nine months, primarily reflecting higher average debt levels compared with the corresponding periods in 1998. In addition, the nine-month period of 1998 included reversals of the interest expense component of certain contingency accruals. Preferred dividend requirements were unchanged from the prior year.

Segment Results

E&P
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1999        1998    1999        1998
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income          $152          22     318         188
Less special items*            (6)        (25)      6         (26)
-----------------------------------------------------------------
Net operating income*        $158          47     312         214
=================================================================
*1998 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in net operating income.

                                     Dollars Per Unit
                           --------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States          $18.42       10.70   13.87       11.20
    Foreign                 20.81       12.22   15.97       13.14
    Worldwide               20.32       11.81   15.50       12.64
Natural gas--lease (per
  thousand cubic feet)
    United States            2.33        1.75    1.95        1.90
    Foreign                  2.21        2.39    2.31        2.48
    Worldwide                2.28        1.99    2.09        2.15
-----------------------------------------------------------------

                                    Millions of Dollars
                           --------------------------------------
Worldwide Exploration
  Expenses
Geological, geophysical
  and lease rentals           $39          41      94         115
Leasehold impairment            5           4      18          16
Dry holes                       8           -      49          13
-----------------------------------------------------------------
                              $52          45     161         144
=================================================================

                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
Crude oil produced
  United States                46          59      52          62
  Norway                       95          76      97         103
  United Kingdom               37          20      34          23
  Nigeria                      19          19      20          20
  China                         6          13      10          14
  Australia                     6           -       5           -
  Canada                        7           7       7           7
  Denmark                       5           -       3           -
  Venezuela                     2           1       1           -
-----------------------------------------------------------------
                              223         195     229         229
=================================================================

Natural gas liquids produced
  United States                 2           3       2           3
  Norway                        4           3       4           6
  Other areas                   5           5       5           5
-----------------------------------------------------------------
                               11          11      11          14
=================================================================

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1999        1998    1999        1998
                           ------------------   -----------------
                               Millions of Cubic Feet Daily
                           --------------------------------------
Natural gas produced*
  United States               948         985     962         981
  Norway                      113         132     125         216
  United Kingdom              201         158     215         185
  Canada                       90          95      89          94
  Nigeria                       9           -       3           -
-----------------------------------------------------------------
                            1,361       1,370   1,394       1,476
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas
  sales                       130         145     126         130
-----------------------------------------------------------------


E&P's net operating income in the third quarter of 1999 was over three times higher than the third quarter of 1998, and the nine-month period of 1999 was 46 percent higher than the same period of the prior year. Both periods reflected dramatically improved crude oil prices. Results for the third quarter of 1999 also benefited from higher natural gas prices and higher crude oil production.

Phillips' average worldwide crude oil sales price increased to $20.32 per barrel in the third quarter of 1999, compared with $11.81 per barrel in the third quarter of 1998, and $15.09 per barrel in the second quarter of 1999. Industry crude oil prices rose in response to the late-March 1999 agreement by major exporting countries to reduce output, and reported continuing adherence to agreed production levels.

U.S. E&P
--------
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            1999         1998    1999        1998
                           ------------------   -----------------
Operating Income
Reported net income          $94           38     246         147
Less special items             4            2      47           1
-----------------------------------------------------------------
Net operating income         $90           36     199         146
=================================================================


Net operating income in the company's U.S. E&P operations increased 150 percent in the third quarter of 1999 and 36 percent in the nine-month period. The improvement in the third quarter of 1999 is attributable to higher crude oil and natural gas sales prices, as well as lower depreciation, depletion and amortization charges (DD&A) and lower lifting costs. Higher crude oil and natural gas prices, lower DD&A, and lower lifting costs were the primary factors behind the improved results in the first nine months of 1999. These items were partially offset by lower crude oil and natural gas production volumes.

U.S. crude oil production continued to trend downward in the third quarter of 1999, averaging 22 percent less than the third quarter of 1998, and 12 percent lower than the second quarter of 1999. These reductions reflect the impact of normal field declines and property dispositions in late 1998 and the first half of 1999, primarily in Texas, central Oklahoma and the Gulf of Mexico. U.S. natural gas production decreased 4 percent in the third quarter of 1999, compared with the third quarter a year ago, as field declines and property dispositions were partially offset by increased production in the San Juan Basin.

Special items in the third quarter of 1999 represented net gains on asset sales. The nine-month 1999 period also included additional gains on asset sales, partially offset by property impairments. Special items in the third quarter of 1998 primarily consisted of a gain from the sale of the company's right to an interest in a power plant being constructed in Mississippi. The nine-month period of 1998 also included a reversal of a previously accrued contingency, which was mostly offset by impairments taken on two producing properties in the Gulf of Mexico.

Foreign E&P
-----------
                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1999          1998   1999         1998
                           ------------------   -----------------
Operating Income
Reported net income (loss) $ 58           (16)    72           41
Less special items*         (10)          (27)   (41)         (27)
-----------------------------------------------------------------
Net operating income*      $ 68            11    113           68
=================================================================
*1998 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in net operating income.


Net operating income in the company's foreign E&P operations in the third quarter of 1999 increased more than six times the 1998 third quarter amount, and was 66 percent higher in the nine-month period. Both periods benefited from much improved crude oil sales prices as well as higher production volumes. The third quarter and nine-month period of 1999 included after-tax foreign currency transaction gains of $2 million and $3 million, respectively, while the corresponding periods in 1998 incurred foreign currency losses of $5 million and $12 million. Partially offsetting these positive items in 1999 were higher exploration expenses, higher DD&A charges and higher lifting costs.

Foreign crude oil production increased 30 percent in the third quarter of 1999, compared with the third quarter of the prior year, while natural gas production increased 7 percent. These improvements reflect new crude oil production from Australia and Denmark, as well as new oil and gas production from the Britannia, Janice and Renee/Rubie fields in the U.K. North Sea. Crude oil production also benefited from higher output in Norway due to downtime in the third quarter of 1998 as a result of the tie-in of Ekofisk II and the problems encountered following conversion.

In August of this year, the company completed a 12-day scheduled maintenance shutdown at Ekofisk II to eliminate production bottlenecks in the gas processing facilities. The Ekofisk field was also shut down on October 22, 1999, due to a small gas leak in a gas cooler. Gas coolers have a large number of small pipes through which gas is circulated and cooled by sea water. Production resumed on October 28, after a six-day shutdown.

In the South China Sea, a scheduled two-month maintenance shutdown for the Xijiang production platform and floating production storage and offloading vessel was successfully completed, and production resumed on October 12, 1999.

Special items in the third quarter of 1999 consisted primarily of a property impairment of the Renee field in the U.K. North Sea, following the drilling of an unsuccessful development well. Special items in the nine-month period of 1999 also included charges to increase the decommissioning accruals for certain North Sea fields, as well as deferred tax asset adjustments. Special items in the third quarter and first nine months of 1998 primarily consisted of impairments of three fields in the U.K. North Sea totaling $26 million after-tax.


GPM
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             1999        1998    1999        1998
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income           $39          13      63          44
Less special items              -           2      (1)          2
-----------------------------------------------------------------
Net operating income          $39          11      64          42
=================================================================

                                     Dollars Per Unit
                           --------------------------------------
Average Sales Prices
U.S. residue gas (per
  thousand cubic feet)     $ 2.51        1.90    2.08        2.02
U.S. natural gas liquids
  (per barrel--
  unfractionated)           14.95        8.36   11.45        9.30
-----------------------------------------------------------------

                                Millions of Cubic Feet Daily
                           --------------------------------------
Operating Statistics
Natural gas purchases
  Outside Phillips          1,351       1,281   1,274       1,318
  Phillips                    144         152     146         154
-----------------------------------------------------------------
                            1,495       1,433   1,420       1,472
=================================================================

Raw gas throughput          1,786       1,829   1,746       1,879
-----------------------------------------------------------------

Residue gas sales
  Outside Phillips            962         930     926         951
  Phillips                     32          47      41          54
-----------------------------------------------------------------
                              994         977     967       1,005
=================================================================

                                 Thousands of Barrels Daily
                           --------------------------------------
Natural gas liquids net
  production
    From Phillips E&P
      leasehold gas            15          15      15          15
    From gas purchased
      outside Phillips        145         143     138         145
-----------------------------------------------------------------
                              160         158     153         160
=================================================================

GPM's net operating income increased 255 percent in the third quarter of 1999, and 52 percent in the nine-month period. The improvement in both periods was primarily attributable to a 79 percent increase in natural gas liquids sales prices in the third quarter of 1999, compared with the third quarter of 1998. Natural gas liquids prices have benefited from the increase in crude oil prices, as well as from an increase in the demand for ethane, a feedstock for ethylene. Also contributing to the improved results in both periods was higher miscellaneous revenues--mainly from low-grade crude oil, for which prices have increased as crude oil prices increased. Low-grade crude oil separates from the raw natural gas stream as the gas is gathered through pipelines. The nine-month period of 1999 also benefited from lower operating expenses.

Both residue gas sales volumes and natural gas liquids production were higher in the third quarter of 1999 than in the third quarter last year or the second quarter of this year, reflecting improved operating consistency and the impact of acquisitions. In addition, natural gas liquids production benefited from increased ethane extraction.

Special items in the nine-month 1999 period and the 1998 periods consisted of work force reduction charges.

RM&T
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1999          1998   1999         1998
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income         $47            53     72          159
Less special items            -             -     (6)           3
-----------------------------------------------------------------
Net operating income        $47            53     78          156
=================================================================

                                     Dollars Per Gallon
                           --------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                $.69           .49    .57          .51
  Retail                    .82           .66    .71          .67
Distillates                 .60           .41    .48          .44
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
U.S. refinery crude oil
    Capacity                355           355    355          355
    Crude runs              355           335    348          334
    Capacity utilization
      (percent)             100%           94     98           94
Natural gas liquids
  fractionation
    Capacity                252           252    252          252
    Processed               210           177    214          211
    Capacity utilization
      (percent)              83%           70     85           84
Refinery and natural gas
  liquids production        596           540    594          571
-----------------------------------------------------------------

Petroleum products outside
  sales
    United States
      Automotive gasoline
        Wholesale           241           258    240          240
        Retail               37            37     36           37
        Spot                 16            37     18           34
      Aviation fuels         42            33     35           32
      Distillates
        Wholesale and
          retail            101           120    106          106
        Spot                 30            30     28           30
      Natural gas liquids
        (fractionated)      130           129    125          124
      Other products         40            26     38           28
-----------------------------------------------------------------
                            637           670    626          631
    Foreign                  32            27     36           35
-----------------------------------------------------------------
                            669           697    662          666
=================================================================

RM&T's net operating income decreased 11 percent in the third quarter of 1999 and 50 percent in the first nine months. The decrease in the third quarter was primarily due to lower wholesale and retail gasoline margins. Earnings from the refining business in the third quarter of 1999 were about the same as the third quarter of the prior year, while earnings were improved in the natural gas liquids fractionation business.

In the first nine months of 1999, refining and marketing product margins were lower than a year ago, as crude oil feedstock costs increased 24 percent relative to the first nine months of 1998, while gasoline and distillates prices increased only 12 percent and 9 percent, respectively.

The company continued to operate its crude oil refineries at peak performance in the third quarter of 1999. Crude oil throughput for Phillips' three U.S. refineries averaged 355,000 barrels per day, which was 100 percent of rated capacity, and the highest quarterly throughput rate in the company's history.

Special items in the nine-month period of 1999 primarily consisted of work force reduction charges and contingency accruals. Special items in the first nine months of 1998 consisted of gains from the sales of certain non-strategic retail service stations.

Chemicals
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           1999          1998    1999        1998
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income         $50            24     120         142
Less special items*           8             2      19          (3)
-----------------------------------------------------------------
Net operating income*       $42            22     101         145
=================================================================
*1998 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in net operating income.

                                     Millions of Pounds
                                     Except as Indicated
                           --------------------------------------
Operating Statistics
Production*
  Ethylene                  839           656   2,407       2,314
  Polyethylene              632           563   1,952       1,713
  Propylene                 134           115     390         387
  Polypropylene              97           112     346         344
  Paraxylene                184           178     418         560
  Cyclohexane (millions
    of gallons)              56            40     157         138
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


The Chemicals segment's net operating income increased 91 percent in the third quarter of 1999, primarily as a result of improved ethylene margins, as well as higher olefins and polyolefins sales volumes. These items were partially offset by lower polyethylene margins. Net operating income decreased 30 percent in the nine-month period of 1999, reflecting lower polyolefins margins.

The company's olefins and polyolefins facilities operated well in the third quarter, with ethylene production 28 percent higher than the corresponding quarter in the prior year and polyethylene production 12 percent higher. Ethylene production in the third quarter of 1998 was negatively impacted by a maintenance turnaround and a temporary shutdown of the company's Sweeny, Texas, petrochemical facility due to flooding caused by tropical storms.

The company's K-Resin facility, located at the Houston Chemical Complex (HCC), was damaged by a flash fire in June. Portions of the damaged plant have been repaired and re-started. The new K-Resin expansion is now on line as well. K-Resin production was 12 million pounds in the third quarter of 1999, compared with 50 million pounds in the third quarter of 1998. The company's polyolefins facilities at HCC were not affected.

Special items in the third quarter of 1999 represented deferred tax adjustments. In addition, the nine-month period of 1999 also included favorable contingency settlements. Special items in the third quarter of 1998 represented a favorable excise tax settlement. The 1998 nine-month period also included an impairment taken on a plastics recycling facility that was closed.


Corporate and Other
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                            1999         1998   1999         1998
                           ------------------   -----------------
Operating Results
Reported Corporate and
  Other                    $ (67)         (66)  (214)         (86)
Less special items*           (2)          (2)     8           84
-----------------------------------------------------------------
Adjusted Corporate and
  Other*                   $ (65)         (64)  (222)        (170)
=================================================================
*1998 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in adjusted corporate and other.


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses  $ (25)         (22)   (62)         (59)
Net interest                 (49)         (39)  (144)        (101)
Preferred dividend
  requirements               (10)         (10)   (31)         (31)
Other                         19            7     15           21
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $ (65)         (64)  (222)        (170)
=================================================================


Corporate general and administrative expenses increased
$3 million in both the third quarter and first nine months of 1999. The increase in both periods was attributable to higher benefit-related costs and higher depreciation expense on the company's new computing systems, partially offset by lower Year-2000 costs.

Net interest represents interest income and expense, net of capitalized interest. Net interest costs increased 26 percent in the third quarter and 43 percent in the first nine months of 1999, primarily as a result of higher average debt balances. The increase in interest on debt in the third quarter was partially offset by higher capitalized interest.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

Other consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Other was improved in the third quarter of 1999, relative to a year ago, primarily due to higher foreign currency gains in the 1999 period, as well as lower income tax-related items. Other was lower in the nine-month period of 1999, mainly the result of foreign currency losses in 1999, compared with gains in 1998, partially offset by lower income tax-related items.

Special items in the third quarter of 1999 consisted of a contingency item. In addition, the nine-month period included deferred tax adjustments, insurance claims and a $24 million favorable resolution of prior years' U.S. income tax issues. Special items in the third quarter of 1998 primarily consisted of insurance claims for property damage caused by tropical storms. The nine-month period of 1998 also included insurance recoveries related to a comprehensive environmental cost recovery project, as well as favorable contingency-related settlements or accrual reversals.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                     Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  1999         1998          1998
                          ---------------------------------------

Current ratio                      1.1          1.1           1.0
Total debt                      $4,489        4,273         3,619
Company-obligated
  mandatorily redeemable
  preferred securities          $  650          650           650
Common stockholders'
   equity                       $4,385        4,219         4,639
Percent of total debt to
  capital*                          47%          47            41
Percent of floating-rate
  debt to total debt                30%          37            25
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


The company has agreements with a bank-sponsored entity for the revolving sale of credit card and trade receivables. During September 1999, the supporting liquidity facility agreements were extended until March 2000, the expiration date of the receivables purchase agreements. At September 30, 1999, $200 million was outstanding. Since October 6, 1999, the maximum aggregate amount of receivables that can be sold and outstanding under these agreements is limited to $182 million.

Cash from operations in the first nine months of 1999 decreased $281 million from the same period in 1998. However, excluding the $109 million favorable cash impact of settlements pursuant to a comprehensive environmental cost recovery project in 1998, cash from operations decreased $172 million. Contributing to this decrease was a $54 million reduction in net operating income and a $182 million decrease in cash provided by the sale of accounts receivable under the company's receivables monetization program. This resulted because $200 million of receivables were sold during the first nine months of 1998, compared with only
$18 million during the same period in 1999. Partially offsetting these items was a $120 million cash refund from the Internal Revenue Service (IRS) received in the second quarter of 1999. This cash refund resulted from agreements reached with the IRS on the Kenai liquefied natural gas issues in December 1998 and certain other tax issues in first quarter 1999.

In March 1999, the company issued $300 million of 6 3/8% Notes due 2009, and $200 million of 7% Debentures due 2029, in the public market. After the issuance of these securities, $200 million of securities remained available under the company's shelf registration previously filed with the U.S. Securities and Exchange Commission (SEC). During the second quarter of 1999, the company filed a universal shelf registration statement with the SEC for an additional $800 million of various types of debt and equity securities, and securities convertible into either. This registration statement became effective October 1, 1999. Securities to be issued under this universal shelf registration statement can be combined by prospectus with the $200 million of securities that remained under the earlier shelf registration.
As a result, the company has available, to issue and sell, a total of $1 billion of the various types of securities offered under the universal shelf registration statement.

During the first nine months of 1999, cash increased $83 million.
Cash was provided by operating activities, the previously mentioned issuance of notes and debentures, and asset dispositions of $175 million. Cash was used to fund the company's capital expenditures program, pay dividends, and repay debt. During the nine-month period, cash borrowings exceeded cash repayments of debt by $190 million.

At September 30, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $594 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. The company's wholly owned subsidiary, Phillips Petroleum Company Norway, has $600 million available under two revolving credit facilities. At September 30, 1999, $330 million was outstanding under the facilities.

During second quarter 1999, Phillips increased the total available under master leasing arrangements, under which it leases and supervises construction of retail marketing outlets, by $25 million, to a total of $125 million. During third quarter 1999, the company entered into a new $100 million master leasing arrangement, of which $25 million will replace the $25 million secured in the second quarter. At September 30, 1999, approximately $111 million had been financed under these arrangements. In addition, the company had another $45 million leasing arrangement to provide for the leasing of approximately 600 new covered hopper railcars. At September 30, 1999, about $39 million had been financed under this arrangement. All the railcars have been received and on October 18, 1999, the $45 million railcar lease facility was refinanced under a new leveraged lease facility.

In late 1998, as part of general cost cutting programs, the company identified 1,325 positions to be eliminated, primarily in the company's E&P segment and corporate staffs, which resulted in a $91 million before-tax charge ($61 million after-tax) in 1998. In addition, 93 unfilled positions were eliminated during 1998. The total liability for severance benefits at December 31, 1998, was $123 million, a portion of which was expected to be reimbursed by co-venturers under applicable agreements and therefore that portion was reflected as a receivable. During the first nine months of 1999, the company identified an additional 150 positions to be eliminated, primarily in the company's GPM, RM&T and Chemicals segments, which resulted in additional before-tax severance charges of $11 million ($7 million after-tax). Also, during the first nine months of 1999, the company paid severance benefits of $70 million, resulting in a remaining liability for severance benefits of approximately $64 million at September 30, 1999. As of that date, 1,098 notices of termination had been given. The balance, relating primarily to operations in the North Sea, is expected to be essentially complete by year-end. Severance benefit payments will continue through 1999 and into 2000.

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

During second quarter, Phillips closed the sale of its 50 percent interest in the Breton Sound field, offshore Louisiana. This sale resulted in an after-tax financial gain of $17 million. In August 1999, the company signed a purchase and sale agreement to sell its interests in 42 leases in 22 Gulf of Mexico fields. Closing of the transaction occurred in September, and the sale of various properties where preferential purchase rights were exercised will occur in the fourth quarter. Phillips has decided to cancel the planned sales of its other oil and gas interests in the Gulf of Mexico and South Louisiana. During first quarter, Phillips closed the sale of its oil and gas interests in central Oklahoma, which resulted in an after-tax financial gain of $33 million.

To meet its liquidity requirements, including funding its capital program, the company will look primarily to existing cash balances, cash generated from operations, financing and sales of assets.


Capital Expenditures and Investments

                               Millions of Dollars
               --------------------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
               Estimated   ------------------   -----------------
                    1999   1999          1998    1999        1998
               ---------   ------------------   -----------------

E&P               $1,253    222           573     875       1,114
GPM                  110     26            22      90          51
RM&T                 352     91            49     279         154
Chemicals            179     18            66      72         188
Corporate
  and Other           64      9            22      35          67
-----------------------------------------------------------------
                  $1,958    366           732   1,351       1,574
=================================================================

United States     $1,020    227           226     720         685
Foreign              938    139           506     631         889
-----------------------------------------------------------------
                  $1,958    366           732   1,351       1,574
=================================================================


In the second quarter of 1999, the company increased its 1999 capital budget a second time, raising it to $2 billion from the original 1999 capital budget of $1.465 billion. Of this $2 billion, approximately $1.958 billion has been allocated. The E&P capital spending program received the largest increase--from $800 million to $1.253 billion. The increase was applied to the acquisition of an additional interest in the Bayu-Undan unitized gas/gas condensate field in the Timor Sea's Zone of Cooperation (ZOCA), the acquisition of interests in exploration and production assets in North Louisiana, appraisal wells in block 11/05 of China's
Bohai Bay, and the acquisition of a 50 percent working interest in coalbed methane acreage located in Wyoming's Powder River
Basin.

In April 1999, Phillips acquired The Broken Hill Proprietary Company Limited's (BHP) 23.4 percent interest in the previously mentioned Bayu-Undan field in the ZOCA with the acquisition of BHP's 42.42 percent interest in ZOCA block 91-12 (Undan). Along with Phillips' 60 percent interest in the adjacent ZOCA block 91-13 (Bayu), the acquisition brought Phillips' total interest in the unitized Bayu-Undan field to 50.3 percent, and Phillips became operator of the unitized field. The company also acquired BHP's interests in three producing oil fields--Elang, Kakatua and Kakatua North--as well as permits for static gas resources in other properties in ZOCA and Australian Commonwealth waters.

Phillips expects to book approximately 80 million barrels of oil, condensate and natural gas liquids in 1999 as a result of this acquisition.

Phillips and its co-venturers plan to proceed with development of the Bayu-Undan field. Under terms of an operating agreement, the majority of the co-venturers have approved the $1.4 billion gas recycle development phase of the project. Final approval from the Joint Authority is expected during fourth quarter. Based on final governmental sanctioning by year-end, it is anticipated that this project will begin production by late 2003 or early
2004. The Timor Gap Zone of Cooperation is in transition as a result of East Timor's recent vote for independence from Indonesia, and Indonesia's recent vote to proceed with de-annexation.
Phillips plans to monitor the legal, fiscal, and administrative arrangements under the Timor Gap Treaty associated with East Timor's independence and proceed with development in a manner warranted by these arrangements.

During second quarter 1999, the company closed on an exploration and development agreement with Contour Energy Company (Contour), formerly Kelley Oil & Gas Corporation, relating to its interests in the West Bryceland and Sailes fields in North Louisiana.
Under the agreement, Phillips will operate, develop, exploit and explore the assets. Contour will retain an eight-year volumetric overriding royalty interest totaling approximately 42 billion cubic feet of gas. The agreement added approximately 130 billion cubic feet of gas equivalent to the company's reserves at closing, with additional reserves expected in future years as the fields are developed.

In November 1999, production began from the Chinook development, located 60 miles offshore Louisiana in about 300 feet of water. Initial gross production rates from the first three wells are approximately 14,000 barrels of oil per day and 30 million cubic feet of gas per day. Phillips has a 33 percent interest in Chinook.

Also in November 1999, Phillips announced it had drilled and tested a fourth successful well on a large anticline in block 11/05 of China's Bohai Bay. This follows discovery and appraisal wells announced in third quarter 1999. This latest appraisal well was drilled in a previously untested fault block on the western flank of the field, nearly two miles from the earlier discovery. The field is estimated to contain more than 400 million barrels of potentially recoverable oil and gas.
Joint commercialization studies with China National Offshore Oil Corporation (CNOOC) have begun. Phillips now has a 100 percent undivided working interest in the block, after acquiring Atlantic Richfield Company's (ARCO) 40 percent interest during the second quarter of 1999, but CNOOC has the right to acquire up to a 51 percent interest in any development in the block. Immediate plans are to drill three additional appraisal wells to delineate the production area of the southern portion of this feature.

During the third quarter, Phillips acquired a 50 percent interest in Yates Petroleum Corporation's (Yates) coalbed methane acreage position in Wyoming's Powder River Basin. The agreement establishes a joint development partnership between the two companies covering 340,000 gross acres. There are 90 existing coalbed methane wells awaiting development. The companies could drill as many as 2,000 shallow wells during the next 10 to 20 years depending upon the extent and characteristics of the coalbed methane deposits. Yates will serve as operator for the project.

The construction of new Ekofisk offshore living quarters has been delayed indefinitely. Phillips and its co-venturers have postponed the project as the seabed subsidence rate has dropped sharply. If the current subsidence rate forecasts prove correct, the replacement would not be required until 2009. Recent studies strongly suggest that reservoir repressuring is the cause of the sharp drop in the subsidence rate. Although reservoir repressuring was accelerated by the temporary reduction in the production rate during the conversion to Ekofisk II, repressuring of the reservoir is a long-term consequence of the current production and water injection strategy.

The cessation plan for redundant Ekofisk facilities and shut-in outlying fields was completed and submitted to the Norwegian government in October 1999. The plan outlines the long-term cessation plans for 15 structures in the Greater Ekofisk area that are currently shutdown, or that will be shut down over the next decade. Under this plan, the platforms will be removed between 2003 and 2018 at an estimated cost of $1.14 billion. Due to the tax structure in Norway, it is anticipated that the Norwegian state will fund more than two-thirds of this cost, with the remainder funded by Phillips and its co-venturers. The Norwegian government will review this plan and associated assessment documents, and formulate its own recommendations. A final decision is expected in the second half of 2001. Phillips has a 35.11 percent interest in Ekofisk.

Work is proceeding according to schedule on the Eldfisk water injection project. This is the largest development project in E&P's 1999 capital budget and is comprised of a new platform and pipelines, as well as modifications to existing platforms, in order to accomplish waterflood, gas injection and gas lift. The new water-injection platform, controlled from an existing manned Eldfisk platform, is scheduled to begin water injection during the fourth quarter of 1999. Previously, water injection had been obtained from a leased facility. The remaining modifications to the existing platforms are expected to be completed in the first quarter of 2000.

In July 1999, Phillips exchanged its 18 percent interest in the LL-652 oil field in Lake Maracaibo, Venezuela, for two-thirds of Atlantic Richfield Company's (ARCO) 30 percent working interest in the Hamaca heavy oil project. Under the exchange, the LL-652 interest is subject to preferential rights to purchase by the co-venturers, who continue to evaluate their option to exercise these rights. The exchange increased Phillips' share in the Hamaca project from 20 percent to 40 percent. The LL-652 field interest, which Phillips exchanged with ARCO, is a redevelopment and secondary recovery project in Lake Maracaibo that was acquired in the Venezuela third bid round.

On June 30, 1999, Phillips and its co-venturers, including a subsidiary of Venezuela's state oil company, approved a project to develop the heavy oil reserves from the Hamaca region in Venezuela's Orinoco Oil Belt. Construction of an upgrader, pipelines and associated production facilities is expected to begin in the second quarter of 2000. During the construction phase, anticipated gross production is 30,000 barrels per day of heavy oil. The upgrader is expected to begin producing 26-degree API gravity oil in 2004 at the rate of 165,000 barrels per day. Phillips and its co-venturers are discussing whether to transfer their working interests in the Hamaca project to a newly formed, jointly owned entity, which would place the project debt in the financial markets, and for which Phillips would use equity method accounting. The additional working interest in, and approval of, the Hamaca Project will result in Phillips' reporting approximately 700 million additional barrels-of-oil-equivalent in 1999, increasing Phillips' total worldwide reserves by 32 percent, to nearly 3 billion barrels-of-oil-equivalent.

Two other projects were acquired in the Venezuela third bid round, La Vela and Ambrosio. Phillips holds a 31.5 percent interest in, and is operator of, the La Vela block offshore northwest Venezuela where two exploratory wells have been drilled. The investment in both wells was written off to dry hole expense in the second quarter. Additional exploration prospects in the Northern area of the block are being evaluated. Ambrosio, in which Phillips holds a 90 percent interest, is a redevelopment project operated by the company in Lake Maracaibo. Drilling of the first major development well was completed, and the well is currently producing approximately 1,600 net barrels of oil per day under choke for further testing. Drilling of the second major development well is expected to be completed during fourth quarter 1999.

In the second quarter of 1999, Phillips signed an exploration and production sharing agreement with the state of Oman, covering
4.23 million acres in southwest Oman. Phillips has a 100 percent working interest in the block and plans geological and geophysical studies in the first exploration phase (three years). Block 38 is the second concession in Oman for Phillips and is contiguous to block 36, where Phillips plans to drill a well in 2000.

In late 1998, Phillips acquired a 7.1 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea where drilling on the first well began in August 1999.

GPM's 1999 capital budget was increased from $90 million to $110 million, due to acquisitions. During the first nine months of 1999, GPM acquired gathering systems in the Austin Chalk area of south-central Texas and in Oklahoma, and purchased a co-venturer's interest in a plant and gathering system in New Mexico. These acquisitions added about 74 million cubic feet of gas per day to GPM's total raw gas throughput, in addition to providing opportunities to improve operating efficiencies.

RM&T continues its retail-marketing rationalization and expansion, and now plans to have about 350 company-operated retail outlets in the United States by 2005--a 30 percent reduction from the previous plan of 500 outlets. During the first nine months of 1999, RM&T opened 10 new outlets. In addition, 13 outlets were razed and rebuilt. Since the expansion program began in 1996, the company has acquired 42 retail outlets, opened 55 new ones, and razed and rebuilt 37 others. Both new outlets and those that are razed and rebuilt utilize the Kicks 66 convenience store design. During the first nine months of 1999, the company also sold three units, bringing the total to 79 retail units in non-strategic areas sold since the program began.

Construction of a new 55-mile natural gas liquids pipeline from Wichita, Kansas, to Conway, Kansas, was completed during the second quarter. The new pipeline began carrying product in May 1999, and will allow RM&T to better serve its customers by providing better access to propane and butane bulk storage in the Midwest. Also, an expansion of the El Paso terminal and pipeline system was completed during the second quarter and started up in August 1999. A 25-percent interest in this terminal and system was purchased from Ultramar Diamond Shamrock during 1998. Phillips' participation in the expansion increased the company's interest to 33 percent.

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

Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold a 50 percent interest in a limited partnership building a 58,000 barrels-per-day delayed coker and related facilities at Phillips' Sweeny Complex. The total construction cost of the project, including the coker and related facilities, is estimated at $538 million. In June 1999, the limited partnership issued $350 million of 8.85% Bonds due 2019, the proceeds of which will be used to fund the project.
Remaining expenditures will be funded through bank financing and equity contributions.

In May 1999, Phillips announced the completion of a 100-million-pounds-per-year expansion of its K-Resin copolymer plant at the company's Houston Chemical Complex, increasing capacity to 370 million pounds per year. In June 1999, a spare reactor at the existing K-Resin plant experienced a flash fire, resulting in two contractor-employee fatalities. Damage to the K-Resin plant is currently estimated at $15 million; however, there was no damage to Phillips' polyethylene or polypropylene facilities. On August 13, 1999, the company notified its K-Resin customers that it was declaring force majeure, and would have to delay or cancel certain existing orders of K-Resin. The K-Resin business continues to operate under force majeure. It is anticipated that force majeure will be lifted during the fourth quarter of 1999.


Year 2000 Update

General

Phillips' companywide Year 2000 Project (Project) is substantially complete. The Project addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1995, in order to improve access to business information through common, integrated computing systems across the company, Phillips began a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP) and, for certain upstream operations, Oracle Corporation (Oracle). The new systems, which have made approximately 70 percent of the company's business computer systems Year 2000 compliant, have been completed on schedule. Remaining business software programs were remediated or replaced as a part of the company's Year 2000 Project, and are substantially complete. None of the company's other information technology (IT) projects have been delayed due to the implementation of the Year 2000 Project.

"Year 2000 compliant," as used in this discussion, means that a date-handling problem relating to the Year 2000 date change that would cause computers, software or other equipment to fail to correctly perform, process and handle date-related data is not expected to interfere with normal business operations.


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

The inventory, prioritization and assessment phases of each section of the Project have been completed. The remediation, testing and business continuity planning phases are substantially complete. Material items are those believed by the company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect net income or cash flows. The testing phases of the Project were performed by the company.

The company estimates that 99.8 percent of scheduled Project activities were complete at September 30, 1999. The following table shows the estimated percentage of completed scheduled activities at September 30, 1999:

                                                         Percent
                                                       Completed
                                                       ---------
Sections
SAP/Oracle                                                 100.0%
Infrastructure                                              99.7
Applications software                                       99.8
  (Third-party remediation               100.0%)
  (In-house remediation                   99.8%)
  (Vendor upgrades/replacements           99.5%)
PC&I                                                        99.5
External agents                                             99.4
  (Tier 1 assessment                     100.0%)
  (Tier 2 assessment                     100.0%)
  (Tier 1 contingency planning           100.0%)
  (Tier 1 reassessment                   100.0%)
  (Tier 2 reassessment                   100.0%)
  (Tier 2 contingency planning           100.0%)
  (Third-round Tier 1 reassessment       100.0%)
  (Final follow-up --
       scheduled for fourth quarter 1999)
Business continuity planning                               100.0

Total Year 2000 effort (weighted calculation)               99.8
----------------------------------------------------------------


Substantially all scheduled Year 2000 activities for the Infrastructure, Applications Software and PC&I sections were completed by September 30, 1999. The remaining activities in those sections are expected to be completed in the last quarter of 1999 because of scheduled facility turnarounds and vendor scheduling. The company will continue to monitor new releases and updates of vendor-supplied software, and will apply new releases as necessary for Year 2000 compliance. However, as part of Phillips' Year 2000 business continuity plans, the company does not intend to make any material changes to its equipment, software or hardware during December 1999 to minimize the likelihood of introducing new Year 2000 issues.

IT Systems

The Infrastructure section consists of hardware and systems software other than Applications Software. This section is substantially complete. The company estimates that approximately
99.7 percent of the planned activities related to the section had been completed at September 30, 1999. The testing phase was completed as hardware or system software was remediated, upgraded or replaced. Contingency planning for this section was completed in June 1999.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. This section is substantially complete. The company estimates that the software conversion portion was 99.9 percent complete at September 30, 1999. The vendor software replacements and upgrades were approximately 99.5 percent complete at September 30, 1999. The company estimates that, overall,
99.8 percent of the planned activities of the Applications Software section were complete at September 30, 1999. Testing was conducted as software was repaired or replaced. Contingency planning for this section began in third quarter 1998 and was completed in June 1999.


PC&I

The PC&I section of the Project includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the company. This section is substantially complete. The company estimates that the repair and testing of PC&I equipment was approximately
99.5 percent complete at September 30, 1999. Contingency planning for this section began in third quarter 1998 and was completed by June 30, 1999.


External Agents

The External Agents section includes the process of identifying and prioritizing critical suppliers, customers and partners, by direct contact if possible, and communicating with them about their plans and progress in addressing the Year 2000 problem. Initial detailed evaluations of approximately 1,700 third parties have been completed, with an estimated 650 of those classified as most critical to the company. These evaluations were followed by the development of preliminary contingency plans where results of the initial assessment indicated that such plans might be necessary. Contingency planning for this section was completed by June 30, 1999. The company estimates that this section was on schedule and 99.4 percent of its scheduled activities were complete at September 30, 1999. The process of evaluating these external agents began in the third quarter of 1998 and two rounds of evaluation were completed by June 30, 1999. A third round of evaluation of the most critical external agents was completed by September 30, 1999. The company plans to continuously monitor critical external agents by conducting follow-up reviews of those critical external agents on a schedule that extends to year-end 1999.


Business Continuity/Contingency Planning

The company has business continuity and disaster recovery plans in place that cover its worldwide operations. Specific Year 2000 contingency planning is substantially complete for each section of the Project. In addition, the company has incorporated specific Year 2000 contingency planning into its existing business continuity and disaster recovery plans and the planning process is substantially complete as of September 30, 1999. Follow-up reviews took place in the third quarter, and will continue through year-end.

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


Costs

The company's latest estimate of total cost of the Year 2000 Project is expected to not exceed $39 million. This estimate includes Phillips' estimated share of Year 2000 repair and replacement costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator, but does not include any estimates of liability for non-compliance. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates. The following table shows the approximate amounts expended by various sections of the Project through September 30, 1999:

                                                         Millions
                                                       of Dollars
                                                       ----------
Sections
IT systems (includes program management costs)                $23
PC&I                                                           10
External agents (includes continuity/contingency
  planning costs)                                               3
Third-party-operated facilities                                 1
-----------------------------------------------------------------
Total                                                         $37
=================================================================


The company estimates that the future cost of completing the Year 2000 Project is approximately $2 million, most of which will be for operations for which Phillips is not the operator. The costs of implementing the SAP and Oracle business replacement systems are not included in these cost estimates.


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

At year-end 1998, Phillips reported 45 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, 16 sites have been resolved and three new sites were added. Of the 32 sites remaining, the company believes it has a legal defense or its records indicate no involvement for six sites. At four sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At eight sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 14 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At September 30, 1999, $5 million had been accrued for the company's unresolved PRP sites. In addition, the company has accrued $57 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $3 million for other environmental contingent liabilities, for total environmental accruals of $65 million.

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


OUTLOOK

During third quarter, Phillips' Management announced a change in strategy for the future. In a time of industry megamergers and intense competition, and in recognition that a $2 billion annual capital program is not sufficient to adequately fund growth plans for all four Phillips business lines, Management concluded that a new plan was needed. The new plan calls for accelerated growth in E&P--significantly increasing its size through a balanced plan of exploration, exploitation, redevelopment, new ventures and acquisitions--with a goal of developing or acquiring legacy assets in targeted areas. For GPM, a possible sale or joint venture is planned. Joint venture opportunities will be sought for Chemicals and RM&T, although an RM&T transaction will most likely be deferred until major project upgrades have been completed at the Sweeny refinery. Phillips has no intention of exiting the Chemicals and RM&T businesses but is seeking a way to participate differently in larger, more competitive operations.

A late-March 1999 agreement by major exporting countries to reduce production volumes, along with reported continuing adherence to these production levels, has caused industry crude oil prices to increase to their highest levels since late 1997. If production restraint continues, markets have the potential to tighten further. Natural gas liquids' prices should somewhat follow the crude oil price changes, while natural gas prices will be influenced by supply deliverability, anticipated normal winter weather and economic growth. Weather remains the strongest factor in determining realized gas prices in the near term.

In the United Kingdom, consent to the cessation of production from the Maureen platform was received from the Department of Trade and Industry in October 1999. The current financial provision for decommissioning is expected to be sufficient to cover the cost of the removal and onshore scrapping of the platform. As an alternative to scrapping, efforts continue to find a re-use opportunity for the platform and commercial discussions are taking place with more than one party.

In the fourth quarter of 1999, Phillips Norway identified approximately 160 onshore positions to be eliminated before the end of 1999, primarily in operations support and staff functions. These reductions are in addition to the previously discussed reductions resulting from companywide general cost cutting programs. The company is also studying the feasibility of consolidating its Scandinavian and European divisions to improve work efficiencies. This could result in further staff reductions. The consolidation study is expected to be concluded by year-end.

In October 1999, Phillips announced plans to build a semi-commercial facility at its Borger, Texas, refinery to demonstrate the benefits of its S Zorb sulfur-removal process. This is a new technology that significantly lowers sulfur content in gasoline and promotes cleaner air while limiting manufacturing cost increases. Test results show this technology can make gasoline that more than meets proposed regulations for reduced sulfur content and, unlike conventional technologies, has little octane loss and very low volume loss. Construction of the 6,000 barrels-per-day unit is expected to begin in the first quarter of 2000, with start-up scheduled early in 2001.

On August 27, 1999, Phillips and its co-venturer signed a $750 million financing agreement for the construction of a major petrochemical complex in Qatar. At September 30, 1999,
$45 million had been drawn under this agreement. Site preparation has begun and construction is expected to begin during first quarter 2000, with commercial production from the complex expected in mid-2002. Phillips' ownership share is 49 percent.

Phillips and Solvay Polymers, Inc. (Solvay), a wholly owned subsidiary of the Solvay Group of Brussels, Belgium, have agreed to build and operate a high-density polyethylene plant. Subject to approval by the companies' boards of directors, a definitive agreement is expected by year-end. Phillips and Solvay each would own 50 percent of the 700 million-pounds-per-year facility, and would each independently market its share of production. The facility, expected to be operational in 2002, is expected to be built on one of the two companies' existing U.S. manufacturing sites. The majority of the ethylene for the facility is expected to be provided by Phillips from its Sweeny, Texas, Complex.

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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to implement Management's announced strategy for its four business segments are subject to: finding a buyer for GPM or a joint venturer, and joint venturers for Chemicals and RM&T; the negotiation and execution of satisfactory agreements; receipt of any approvals that may be required from state and federal government agencies; approvals by the boards of directors of the entities involved; the identification and acquisition by E&P of commercial quantities of oil, natural gas and/or condensate reserves through discovery and/or through purchase or joint venture.

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

  o The risks posed by the inability of computer systems, possibly including Phillips' and those of Phillips' customers, suppliers and partners, to recognize the change of the date to the Year 2000 could adversely affect the company's business in a number of significant ways. The company relies on information technology supplied by third parties, and customers, suppliers and partners are also dependent upon their own internally developed information technology and third-party systems. Year 2000 problems affecting either the company's systems or those of its customers, suppliers and partners could materially adversely affect the company's business. While the company has evaluated its information technology, consulted with its customers, suppliers and partners to ascertain their Year 2000 status, and developed extensive contingency and business continuity plans, it is not possible to guarantee that Phillips' systems will be Year 2000 compliant or that the systems of strategic customers, suppliers and partners will be Year 2000 compliant. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

                  PART II.  OTHER INFORMATION


Item 5. OTHER INFORMATION

On June 21, 1999, W. W. Allen announced his plans to retire as Chief Executive Officer of the company, effective June 30, 1999.
J. J. Mulva was elected Vice Chairman and Chief Executive Officer, effective July 1, 1999. Mr. Allen retired as an employee and as Chairman of the company on October 13, 1999, at which time, Mr. Mulva became Chairman of the Board and Chief Executive Officer.

Effective at the close of business September 13, 1999,
C. L. Bowerman resigned as Executive Vice President of the company and as a member of Phillips' Board of Directors.
Effective December 1, 1999, he will retire. Mr. Bowerman has not been replaced.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

 3(ii) Bylaws of Phillips Petroleum Company, as amended effective
         September 13, 1999.

12     Computation of Ratio of Earnings to Fixed Charges.

27     Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended September 30, 1999, the company filed one report on Form 8-K. The Form 8-K was filed July 12, 1999. An Item 5 was reported, disclosing the company's adoption of a new preferred share purchase rights plan to replace, effective as of August 1, 1999, the company's existing preferred share purchase rights plan, which expired at the close of business on July 31, 1999.

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

November 11, 1999