Form 10-K405
period 1999-12-31
PHILLIPS PETROLEUM CO
filed 2000-03-22
CIK 78214

FORM 10-K
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended       December 31, 1999
                                       -----------------------------

                                     OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                            ------------   ---------

             Commission file number             1-720
                                   ---------------------------------


                          PHILLIPS PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

                 Delaware                               73-0400345
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

                PHILLIPS BUILDING, BARTLESVILLE, OKLAHOMA  74004
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
      Common Stock, $1.25 Par Value            New York, Pacific and
                                                Toronto Stock Exchanges
      Preferred Share Purchase Rights          New York and Pacific
        Expiring July 31, 2009                  Stock Exchanges
      6 3/8% Notes due 2009                    New York Stock Exchange
      6.65% Notes due March 1, 2003            New York Stock Exchange
      6.65% Debentures due July 15, 2018       New York Stock Exchange
      7% Debentures due 2029                   New York Stock Exchange
      7.125% Debentures due March 15, 2028     New York Stock Exchange
      7.20% Notes due November 1, 2023         New York Stock Exchange
      7.92% Notes due April 15, 2023           New York Stock Exchange
      8.24% Trust Originated Preferred
        SecuritiesSM (and the guarantees
        with respect thereto)                  New York Stock Exchange
      8.49% Notes due January 1, 2023          New York Stock Exchange
      8.86% Notes due May 15, 2022             New York Stock Exchange
      9% Notes due 2001                        New York Stock Exchange
      9.18% Notes due September 15, 2021       New York Stock Exchange
      9 3/8% Notes due 2011                    New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes x   No
                                                                ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Excluding shares held by affiliates, the registrant had 253,489,874 shares of Common Stock, $1.25 Par Value, outstanding at February 29, 2000. The aggregate market value of voting stock held by non-affiliates of the registrant was $9,695,987,681 as of February 29, 2000. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors and the Compensation and Benefits Trust to be affiliates, and deducted their stockholdings of 287,403 and 28,358,258 shares, respectively, in determining the aggregate market value.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           May 8, 2000 (Part III)

                       TABLE OF CONTENTS

                             Part I

   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties...........................   1
             Corporate Structure and Current Developments....   1
             Segment and Geographic Information..............   2
               E&P (Exploration and Production)..............   2
               GPM (Gas Gathering, Processing and Marketing). 16 RM&T (Refining, Marketing and Transportation). 18
               Chemicals.....................................  22
               Other.........................................  26
             Competition.....................................  28
             General.........................................  29
       3.  Legal Proceedings.................................  30
       4.  Submission of Matters to a Vote of
             Security Holders................................  30

                       -------------------

           Executive Officers of the Registrant..............  31

                            PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  32
       6.  Selected Financial Data...........................  33
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations... 34 7a. Quantitative and Qualitative Disclosures About
             Market Risk.....................................  58
       8.  Financial Statements and Supplementary Data.......  79
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......... 147

                            PART III

      10.  Directors and Executive Officers of the
             Registrant...................................... 148
      11.  Executive Compensation............................ 148
      12.  Security Ownership of Certain Beneficial
             Owners and Management........................... 148
      13.  Certain Relationships and Related Transactions.... 148

                            PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................... 149

                               PART I

Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the business of Phillips Petroleum Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 76.


Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND CURRENT DEVELOPMENTS

Phillips Petroleum Company was incorporated in Delaware on June 13, 1917. The company is headquartered in Bartlesville, Oklahoma, where it was founded. The company operates in four business segments: (1) Exploration and Production (E&P)--which explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis; (2) Gas Gathering, Processing and Marketing (GPM)--which gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico;
(3) Refining, Marketing and Transportation (RM&T)--which fractionates natural gas liquids and refines, markets and transports crude oil and petroleum products, primarily in the United States; and (4) Chemicals--which manufactures and markets petrochemicals and plastics on a worldwide basis. Support staffs provide technical, professional and other services to the business segments. At December 31, 1999, Phillips employed 15,900 people, 8 percent less than the previous year-end.

Significant developments included the following:

  o Acquisition of all of Atlantic Richfield Company's Alaskan businesses (see page 2).

  o Eldfisk water injection project in the North Sea (see page 8).

  o  Hamaca heavy oil project in Venezuela (see page 12).

  o  Bayu-Undan development in the Timor Sea (see page 11).

  o Bohai Bay discovery off China's northern coast (see page 11).

  o  GPM joint venture with Duke Energy (see page 16).

  o Construction began on a coker unit and a continuous catalyst regeneration reformer at the Sweeny Complex (see page 19).

  o Signing of a letter of intent to form a 50/50 joint venture with Chevron Corporation combining the companies' worldwide chemicals businesses (see page 22).

  o Commencement of construction of a major petrochemical facility in Qatar (see page 25).

  o Agreement in principle with a co-venturer to build a 700-million-pound-per-year polyethylene facility in the
     United States (see page 25).


SEGMENT AND GEOGRAPHIC INFORMATION

Segment information about sales and other operating revenues, earnings, total assets and additional information, located in
Note 19--Segment Disclosures and Related Information in the Notes to Financial Statements, is incorporated herein by reference.


E&P
---

On March 15, 2000, the company announced that it had signed a definitive agreement for the purchase of all of Atlantic Richfield Company's (ARCO) Alaskan businesses, including ARCO Alaska, Inc. The transaction is subject to regulatory review and approval. Phillips expects to add reserves of approximately
1.9 billion barrels of oil equivalent in 2000 from this transaction, which would increase the company's reserves from the
2.2 billion barrels of oil equivalent at year-end 1999 to
4.1 billion barrels of oil equivalent. In Prudhoe Bay, Phillips will obtain a 42.6 percent interest in the gas cap and a
21.9 percent interest in the oil rim, as well as a range of interests in related fields. The company will acquire a 55 percent interest in the greater Kuparuk area and a 78 percent interest in the Alpine field. The acquisition also includes
1.1 million of net exploration acres. Average net production from the acquired assets, before deductions for fuel usage, is expected to be 348,000 barrels of oil equivalent per day in 2000 and 377,000 barrels of oil equivalent per day in 2001. Also included in the transaction are ARCO's share of the Trans Alaska Pipeline System and marine terminal facilities at Valdez, Alaska, and six existing oil tankers (one of which is chartered), along with three additional doubled-hulled tankers under construction. Phillips expects the transaction to close in the second quarter of 2000.

The company's E&P segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis and produces coal and lignite in the United States. At December 31, 1999, E&P was producing in the United States (including the Gulf of Mexico); the Norwegian, Danish and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea between East Timor and Australia; and offshore China.

The information listed below appears in the oil and gas operations disclosures on pages 126 through 145 and is incorporated herein by reference.

  o Proved worldwide crude oil, natural gas and natural gas liquids reserves.

  o Net production of crude oil, natural gas and natural gas liquids.

  o Average sales prices of crude oil, natural gas and natural gas liquids.

  o  Average production costs per barrel of oil equivalent.

  o  Developed and undeveloped acreage.

  o  Net wells completed, wells in progress and productive wells.

In 1999, Phillips' worldwide crude oil production averaged 231,000 barrels per day, a 4 percent increase from 222,000 barrels per day in 1998. During the year, 50,000 barrels per day of crude oil production was from the United States, down from 62,000 barrels per day in 1998. Lower U.S. production was due to property dispositions, as well as normal field declines. Foreign crude oil production volumes increased 13 percent in 1999, primarily as a result of new production from the Janice and Renee/Rubie fields in the U.K. North Sea, as well as from the Timor Sea and Denmark.

E&P's worldwide production of natural gas liquids averaged
11,000 barrels per day in 1999, compared with 13,000 barrels per day in 1998. U.S. production accounted for 2,000 barrels per day in 1999, compared with 3,000 barrels per day in 1998.

The company's worldwide production of natural gas averaged
1,393 million cubic feet per day in 1999, down 4 percent from 1998. U.S. natural gas production decreased 2 percent in 1999. The effect of property dispositions and field declines were partly offset by higher production of coal-seam gas in the San Juan Basin of New Mexico and new production from an asset acquisition in north Louisiana. Foreign natural gas production decreased 8 percent in 1999, reflecting lower natural gas production from the Norwegian sector of the North Sea, due to the capacity limitations of the new Ekofisk facilities. When the production license for Ekofisk was extended from 2011 to 2028, Ekofisk II was designed with a lower gas processing capacity than that of the original Ekofisk facilities, to better match the future predicted production curve of the field. Production capability of oil has significantly exceeded those predictions. Debottlenecking efforts have been successful at increasing the oil and natural gas liquids handling capability from the original design rate of 254,000 barrels per day to 350,000 barrels per day, and is currently limited by the associated gas processing capacity. Lower Norway natural gas production was partially offset by a full year's production from the Britannia field, and new production from the Janice and Renee/Rubie fields in the U.K. North Sea.

Phillips' worldwide annual average crude oil sales price increased 45 percent in 1999, to $17.70 per barrel. Both U.S. and foreign average prices were significantly higher than the prior year's prices. E&P's annual average worldwide natural gas sales price was unchanged from 1998, at $2.15 per thousand cubic feet. Although U.S. natural gas prices increased 8 percent, this was offset by 7 percent lower foreign prices, primarily due to lower gas prices in Norway and the United Kingdom.

The company's finding and development costs in 1999 were $4.81 per barrel of oil equivalent, compared with $12.78 in 1998. The 1999 cost per barrel benefited from the acquisition of proved properties and lower development costs. The high cost per barrel in 1998 was affected by significant negative reserve revisions due to low oil and gas prices and the acquisition of a
7.14 percent interest in 10.5 exploratory blocks in the Caspian Sea, offshore Kazakhstan. Over the last five years, Phillips' finding and development costs averaged $5.57 per barrel of oil equivalent. Finding and development cost per barrel of oil equivalent is calculated by dividing the net reserve change for the period (excluding production and sales) into the costs incurred for the period, as reported in the "Costs Incurred" disclosure required by Financial Accounting Standards Board Statement No. 69, "Disclosures about Oil and Gas Producing Activities."

At December 31, 1999, Phillips held a combined 35.5 million net developed and undeveloped acres, compared with 33.6 million net acres at year-end 1998. The 6 percent increase in net acreage is primarily attributable to adding acreage in China and Oman, partially offset by relinquishing acreage in Gabon and Peru. At year-end 1999, the company held acreage in 20 countries (including the Timor Sea), and produced hydrocarbons in nine.


E&P--U.S. OPERATIONS

Phillips owns a 70 percent interest in a liquefied natural gas facility in Kenai, Alaska, which has supplied liquefied natural gas to two utility companies in Japan for more than 30 years. Through refrigeration and compression techniques, and utilization of Phillips' proprietary liquefied natural gas technology, the company liquefies natural gas produced from its Alaskan North Cook Inlet field. Utilizing two leased tankers, the company transports the liquefied natural gas to Japan, where it is reconverted into dry gas at the receiving terminal. Phillips sold 45 billion cubic feet of liquefied natural gas to Japan in 1999. The U.S. Department of Energy approved a five-year extension of the liquefied natural gas export contracts in 1999, allowing Kenai liquefied natural gas sales to continue through at least March 31, 2009.

During 1999, the company completed an exploration and development agreement with Contour Energy Company (Contour), formerly Kelley Oil & Gas Corporation, relating to Contour's interests in the West Bryceland and Sailes fields in north Louisiana. Under the agreement, Phillips will operate, develop, exploit and explore the fields. Contour retained an eight-year volumetric overriding royalty interest totaling approximately 42 billion cubic feet of gas. The agreement added approximately 130 billion cubic feet of gas equivalent to the company's reserves at closing, with additional reserves expected to be added in future years as the fields are developed. In December 1999, these fields produced at a total net rate of 24 million cubic feet of gas per day.

In November 1999, production began from the Chinook development, located 60 miles offshore Louisiana in about 300 feet of water. Net production rates were 2,800 barrels of oil per day and 7 million cubic feet of gas per day in December 1999. Phillips has a 33 percent interest in Chinook.

During the third quarter of 1999, Phillips acquired a 50 percent interest in Yates Petroleum Corporation's (Yates) coalbed methane acreage position in Wyoming's Powder River Basin. The Yates acquisition established a joint venture between the two companies covering 340,000 gross undeveloped acres, and 90 existing coalbed methane wells, which were drilled to delineate the coal seams. Some of these wells will be de-watered and connected to pipelines for future production. The companies could drill as many as 2,000 shallow wells during the next 10 to 20 years, depending upon the extent and characteristics of the coalbed methane deposits. A drilling program is currently under way. Yates will serve as operator for the project. Initial production is expected in 2000 depending upon the results of the drilling program and de-watering efforts.

Phillips is pursuing the development of four satellite fields in Alaska near the main Prudhoe Bay and Kuparuk fields. First production is expected in late 2001 or 2002. In 1999, Phillips and co-venturers discovered the fourth satellite field, named Aurora, in Alaska's Prudhoe Bay region. The discovery well tested at 1.3 million cubic feet per day of natural gas and 1,900 barrels of oil per day. Phillips holds a 12 percent interest in Aurora.

The company acquired interests in 32 blocks in the 1999 lease sale in the National Petroleum Reserve of Alaska. Drilling is planned in the winter of 2000/2001 on two prospects acquired in this lease sale. Additional seismic acquisition is planned in 2000.

In 1999, Phillips participated in the drilling of its first deep-water well in the Gulf of Mexico, located on the Voltron prospect in the Green Canyon area. This well did not encounter commercial quantities of hydrocarbons. Up to three additional wells are planned for deep-water areas in 2000. Deep-water is defined as water depths greater than 1,000 feet.

Net production from Phillips' subsalt Mahogany (Ship Shoal blocks 349/359) field in the Gulf of Mexico averaged 3,400 barrels per day in 1999, compared with 3,800 barrels per day in 1998. The Agate (Ship Shoal block 361) subsalt field was completed in June 1998 and tied in to the Mahogany platform. A well failure in the second quarter of 1999 shut down the Agate field and resulted in a reduction of the field's book value to reflect the impairment of the field. Further drilling on the Agate field was completed in January 2000, and production resumed in February.

During the first quarter of 1999, Phillips closed on the sale of its oil and gas interests in central Oklahoma. In the second quarter of 1999, Phillips closed on the sale of a Gulf of Mexico property. In August 1999, Phillips signed a purchase and sale agreement to sell its interests in 42 leases in 22 Gulf of Mexico fields. The transaction closed in September, and the sale of various properties where preferential purchase rights were exercised occurred in the fourth quarter.

Net production from the company's three jointly owned coal and lignite mines was 1.8 million tons in 1999, compared with
1.9 million tons in 1998. The mines are located in Louisiana, Texas and Wyoming. Phillips has a 50 percent-equity interest in each.

Construction began in 1998 on a lignite mine in Mississippi with an expected capacity of 3.2 million tons per year. Commercial production is expected to begin in 2000. Phillips will own
75 percent of the mine, which will provide fuel for a power plant to be built and owned by a third party in northeast Mississippi.


E&P--NORWEGIAN OPERATIONS

In 1969, Phillips discovered the giant Ekofisk field, located almost 200 miles offshore Norway in the center of the North Sea. Production from Ekofisk began in 1971. Today, the Ekofisk area is comprised of four producing fields: Ekofisk, Eldfisk, Embla and Tor. Net crude oil production from Norway was 99,000 barrels per day in 1999, the same as 1998. Net natural gas production was 126 million cubic feet per day in 1999, compared with 190 million cubic feet in 1998. Net natural gas liquids production was 4,000 barrels per day in 1999, compared with 5,000 barrels per day in 1998.


Ekofisk II

The Ekofisk Complex, a major Phillips oil and gas installation, includes drilling and production platforms, processing equipment, compressors, storage tanks, living quarters for crews and a communications network. In 1994, Phillips announced plans to essentially rebuild the Ekofisk Complex, due to subsidence problems. The project, called Ekofisk II, was completed in 1998, and included the extension of the production license to the year 2028. The project included the installation of a new wellhead platform, which began operation in 1996, and a new transportation and processing platform, which began operation in 1998.

The construction of new Ekofisk offshore living quarters has been delayed. Phillips and its co-venturers have postponed the project as the seabed subsidence rate has dropped sharply. If the current subsidence rate forecasts prove accurate, the replacement would not be required until at least 2009. The recent drop in the subsidence rate is a direct result of Phillips' strategy to use water injection to repressure the reservoir, reduce subsidence rates and increase reserves recovery.

The cessation plan for redundant Ekofisk facilities and shut-in outlying fields was completed and submitted to the Norwegian authorities and other stakeholders in October 1999. The plan outlined the long-term cessation plans for 15 structures in the Greater Ekofisk area that are currently shut down, or that will be shut down over the next decade. Under this plan, the platform topsides would be removed between 2003 and 2018. A tank and barrier wall, as well as trenched pipelines, are recommended to be left in place. The Norwegian authorities will review this plan and associated assessment documents, and formulate its recommendations. A final decision, to be made by the Norwegian Storting, is expected in the second half of 2001. Phillips has a
35.11 percent interest in Ekofisk.


Eldfisk Improved Oil Recovery

Phillips is proceeding with a water-injection program at the Eldfisk field, the second-largest field in the Ekofisk area. The project includes a new unmanned platform, new pipelines and modification of existing facilities. The platform includes water-injection, gas-lift and gas-injection equipment. The platform began water injection in January 2000. Commissioning of the gas-injection and gas-lift systems is expected to be completed in the second quarter of 2000. Total water injection capacity will be 670,000 barrels per day, enough to serve Eldfisk and provide a new source for the ongoing Ekofisk waterflood project 15 miles away. This project is expected to increase Phillips' net recovery from the field by over 60 million barrels of oil equivalent.


Ekofisk Area Working Interest

Through December 31, 1998, Phillips held a 36.96 percent working interest in the Ekofisk area. Beginning January 1, 1999, Phillips' interest became 35.11 percent, due to the Norwegian State's funding of 5 percent of the Ekofisk II expenditures in exchange for a 5 percent direct interest in the production license beginning January 1, 1999. In addition, the production license for the Ekofisk area fields was extended from a 2011 expiration date to an ending date in 2028 and the 10 percent royalty charged on oil and natural gas liquids production was eliminated. Altogether, these changes resulted in a more favorable economic position for the company.

Other Areas

As part of its Norwegian operations in the North Sea, Phillips has interests in five licenses offshore Denmark. The Siri field was discovered in December 1995. Initial production began in March 1999, with total 1999 production at a net rate to Phillips of 4,000 barrels per day. Phillips holds a 12.5 percent interest in the Siri license. On the other licenses, seismic acquisition and evaluation continued in 1999, with an exploration well planned for one of the license areas in 2001.

Phillips holds a 38.25 percent interest in a license offshore western Greenland in the Fylla area covering 2.3 million acres. Seismic data has been acquired and the first exploration well is planned for 2000. Phillips holds a 34 percent interest in a second license for 1.2 million acres offshore western Greenland, in the Sisimiut area. Seismic acquisition and evaluation continued in 1999, with additional surveys planned for 2000.


E&P--U.K. OPERATIONS

The Judy/Joanne fields comprise J-Block, the company's largest producing field in the U.K. North Sea. In 1999, J-Block net production averaged 12,300 barrels per day of liquids and
82.5 million cubic feet per day of gas, compared with 17,400 and
90.7 in 1998, respectively. The reduction was due to normal field decline. Phillips holds a 36.5 percent interest.

The J-Block production facilities were designed with extra capacity to provide the infrastructure needed to cost-effectively develop other discoveries in the area. The Jade discovery in 1996 will be developed from a wellhead platform and pipeline tied to the J-Block facilities. Development approval was received from the U.K. Department of Trade and Energy in January 2000. Production is expected by year-end 2001, at a net rate of 5,200 barrels of oil per day and 61 million cubic feet of natural gas per day. Phillips is the operator and holds a
32.5 percent interest in Jade.

Also tying into the J-Block infrastructure is the Janice field. The Janice floating production facility was moved on-site in December 1998, and production began in February 1999. The Janice field's net production rate in 1999 was 8,800 barrels of liquids per day. Phillips owns a 24.4 percent interest.

In early 1999, an exploration well on the Jill prospect in block 30/7a, 4.5 miles from the J-Block production platform, tested at a rate of 4,000 barrels of oil per day and 42 million cubic feet of gas per day. Appraisal and development studies are under way to evaluate development through the J-Block facilities. Phillips is the operator with a 36.5 percent interest.

Phillips holds an 11.45 percent interest in the Armada field, and a 6.78 percent interest in the Britannia field, two large fields in the U.K. North Sea. Armada, which began production in late 1997, averaged a net rate of 3,000 barrels of liquids per day and
47.4 million cubic feet of natural gas per day in 1999.
Britannia began commercial production in the summer of 1998;
1999 net production averaged 2,900 barrels of liquids per day and
45.0 million cubic feet of natural gas per day.

Phillips is the operator and holds a 43.77 percent interest in the Renee field and a 27 percent interest in the Rubie field, together referred to as R-Block. Renee began producing in February 1999, while Rubie's first production came on stream in May 1999. R-Block is a subsea development tied in to a third-party production facility. The second Renee development well, drilled in 1999, was a dry hole, resulting in a reduction of the Renee field's book value to reflect the impairment of the field. R-Block net production averaged 7,500 barrels of liquids per day in 1999.

Two discovery wells were drilled in 1997 on the Kate and Tornado prospects that straddle three blocks in the U.K. North Sea. Phillips and its co-venturers operate the 22/28a block (in which Phillips holds a 62.74 percent interest), while Shell U.K. Exploration and Production Company (Shell) and its co-venturers operate blocks 22/23b and 22/28b. Phillips drilled an appraisal well in block 22/28a in 1998, which was suspended pending further evaluation. The Shell group drilled a further appraisal well in block 22/23b in 1999. A combined Kate/Tornado development decision is pending evaluation of these wells.

Phillips has interests in 53 deep-water blocks offshore the United Kingdom and Ireland in the Atlantic Margin. The company participated in a deep-water North Atlantic Margin well in 1999 and plans to participate in three more in 2000.


E&P--OTHER OPERATIONS

China:

In the South China Sea, Phillips' combined net production of crude oil from its Xijiang facilities averaged 10,000 barrels per day in 1999, compared with 13,000 barrels per day in 1998. The company performed a two-month scheduled maintenance shutdown in 1999 for the Xijiang production platform and floating production storage and offloading vessel.

The company completed its appraisal drilling program in the first quarter of 2000 on the Peng Lai 19-3 discovery in block 11/05 of China's Bohai Bay. The company is evaluating the findings of the drilling program, including the ultimate oil recovery potential from this commercial discovery. Phillips owns a 100 percent participating interest in the block. The China National Offshore Oil Corporation (CNOOC) has the right to acquire up to a 51 percent interest in any development. Phillips has initiated joint commercialization studies with CNOOC. One development scenario being considered is a multiple-phase development. In this plan, Phase I would utilize one wellhead platform and a floating production storage and offloading facility, and production could commence by the fourth quarter of 2001.
Phase II would include multiple wellhead platforms, central processing facilities and a pipeline or floating storage and offloading facility. First production from Phase II would be expected in 2004.

Several other exploration prospects have been identified in block 11-05. An additional four-well exploration drilling program is expected to begin in 2000 after the appraisal drilling is completed on the 19-3 field.


Nigeria:

In Nigeria, the company's non-operating, working interests in 23 fields yielded net average crude oil production of 20,000 barrels per day, 5 percent higher than the prior year, due mainly to civil unrest and production quotas experienced in 1998.

The company's oil mining leases for production of oil and gas were renewed in 1998 for 30 years, effective June 1997. These leases are operated on behalf of the company under a joint operating agreement with Nigerian Agip Oil Company.


Timor Sea and Australia:

Phillips discovered the Bayu gas/gas condensate field, located in the Timor Gap Zone of Cooperation in the Timor Sea between Australia and East Timor, in 1995. Drilling in an adjacent block in 1995 confirmed that the discovery extended across two blocks:
91-13 (Bayu) and 91-12 (Undan). The blocks were unitized, and Phillips' interest in the unitized Bayu-Undan field was
26.9 percent at year-end 1998. In 1999, Phillips acquired another company's 42.42 percent interest in block 91-12, bringing the company's total interest in the unitized field to
50.3 percent. Phillips booked an additional 76-million-barrel-of-oil-equivalent reserves in 1999 in the Bayu-Undan field as a result of the acquisition, and was appointed operator of the field.

Under the terms of an operating agreement, all of the co-venturers have approved the development of Bayu-Undan, initially in a gas-recycle phase. The gas-recycle project will produce and process natural gas, separate and export condensate and natural gas liquids, and re-inject the remaining natural gas back into the reservoir. Full commercial production is expected to begin in early 2004.

Phillips has also taken the initiative to commercialize the Bayu-Undan gas reserves. Discussion with potential customers in the Northern Territory of Australia are under way, and in November 1999, the company entered into an alliance with another party to evaluate Australia's domestic gas marketing opportunities. In addition, Phillips is actively pursuing opportunities for liquefied natural gas sales into Asian markets. The ultimate gross hydrocarbon recovery potential from the field is estimated to be 400 million barrels of petroleum liquids and 3.4 trillion cubic feet of natural gas.

Governance of the Timor Gap Zone of Cooperation is in transition. Phillips is working closely with the Australian government, the United Nations Transitional Administration in East Timor (UNTAET) and recognized East Timorese leaders. In February 2000, an agreement was signed in which UNTAET became Australia's partner in the Timor Gap Treaty and assumed all rights and obligations previously exercised by Indonesia. On February 28, 2000, Phillips announced that the Timor Gap Joint Authority had approved the development plan for the gas-recycle project. Phillips also acquired interests in several producing fields in the Timor Sea region in 1999, adding 5,000 barrels of oil per day to Phillips' average 1999 production.

In early 1999, Phillips and a co-venturer were awarded a production license for the Athena gas/gas condensate discovery in the Carnarvon basin, offshore western Australia. Athena is adjacent to another field, and unitization efforts are under way.
Phillips has a 50 percent interest in the prospect.


Venezuela:

In July 1999, Phillips exchanged its 18 percent interest in the LL-652 oil field in Lake Maracaibo, Venezuela, for two-thirds of Atlantic Richfield Company's (ARCO) 30 percent working interest in the Hamaca heavy oil project. The Hamaca project involves the development of heavy oil reserves from Venezuela's Orinoco Heavy Oil Belt. The exchange increased Phillips' share in the Hamaca project from 20 percent to 40 percent. The LL-652 field interest, which Phillips exchanged with ARCO, is a redevelopment and secondary recovery project in Lake Maracaibo that was acquired in the Venezuela third bid round. Phillips and its co-venturers, including a subsidiary of Venezuela's state oil company, have approved proceeding with the Hamaca project. Construction of a heavy oil upgrader, pipelines and associated production facilities is currently planned to begin in 2000. Production is expected by early 2001, at an anticipated rate of 12,000 net barrels per day of heavy oil. The upgrader is expected to begin producing commercial quantities of 26-degree API gravity oil by mid-2004 at a net rate to Phillips of 66,000 barrels per day. The Hamaca project is expected to result in Phillips' adding approximately 700 million barrels of oil equivalent to its proved hydrocarbon reserves in the future. As discussed in Management's Discussion and Analysis on page 63, there is a risk that the timing of the project could change.

Two other projects were acquired in the Venezuela third bid round, La Vela and Ambrosio. Phillips holds a 31.5 percent interest in, and is operator of, the La Vela block offshore northwest Venezuela where two exploratory wells have been drilled. The investment in both wells was written off to dry hole expense in the second quarter of 1999. Additional exploration prospects in the northern area of the block are being evaluated. Ambrosio, in which Phillips holds a 90 percent interest, is a redevelopment project operated by the company in Lake Maracaibo. Net production from Ambrosio averaged
1,500 barrels per day in 1999 and could increase significantly in 2000 and 2001, depending upon the results of current development well drilling.


Canada:

Phillips increased its 1998 Canadian average barrel-of-oil-equivalent production rate by 77 percent, compared with 1997, with an acquisition of properties in the Zama area in late 1997. An exploitation and drilling program on Zama continued in 1999. Although net natural gas production volumes from Zama increased
6 percent in 1999, this was lower than the company's expectations due to third-party gas processing plant and pipeline outages, and third-party gas processing capacity limitations. Average net production in Canada was 7,000 barrels of oil per day and 91 million cubic feet of gas per day in 1999.

Other exploration activity:

  o Phillips signed a second petroleum concession agreement with the government of the Sultanate of Oman in June 1999. The exploration and production agreement is for block 38 in the southwestern portion of Oman. The company's first agreement covers exploration and production block 36, located directly north of block 38. Phillips plans to drill one well in block 36 in 2000. The company is conducting an analysis of block 38 before establishing a drilling program there.

  o In early 1997, Phillips signed a license agreement with Peru's state-owned oil company, which enabled Phillips to explore 2.5 million acres in southeastern Peru. An exploration well in block 82 in the Madre de Dios Basin was plugged and abandoned in early 1999 as a dry hole. Phillips currently has no further exploratory activity planned in Peru.

  o Phillips completed an acquisition of seismic data for block 17/18 of the Indian Ocean, offshore South Africa.
     Exploratory drilling is planned for 2000. Phillips is the operator of the 14.5 million acre sublease, with a 40 percent interest.

  o In September 1998, Phillips acquired a 7.14 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea. The exploration area consists of 10.5 blocks, totaling nearly 2,000 square miles about 50 miles west-northwest of the giant Tengiz oil field onshore Kazakhstan. The joint venturers are committed to drill six exploration wells and conduct additional seismic work over six years, with an option to extend the exploration phase another two years. Drilling began in the summer of 1999 and was suspended, as expected, in January 2000 due to the risks posed by ice build-up around the drilling rig. Drilling operations are expected to resume in late March or April 2000 after the annual ice breakup. The blocks are covered by a production-sharing agreement with the Kazakhstan government. The initial production phase of the contract is for 20 years, with options to extend the agreement another 20 years.

  o In 1998, Phillips acquired a 40 percent interest in an exploration block in Angola. Phillips has an option to become the operator for the development phase. New three-dimensional seismic data was acquired over the block in 1998. Exploration drilling is planned for 2000.

E&P--RESERVES

In 1999, on a barrel-of-oil-equivalent basis, Phillips replaced
114 percent of the reserves it produced during the year, compared with 62 percent in 1998. The 1999 total includes replacement of 206 percent of foreign production and 6 percent of U.S.
production.

As a result of non-strategic property sales, U.S. reserves decreased 9 percent, while foreign reserves increased 8 percent. Total worldwide proved reserves on a barrel-of-oil-equivalent basis were 2.23 billion barrels at year-end 1999, a slight increase from year-end 1998. Liquids reserves increased
1 percent, while natural gas reserves increased 2 percent. Natural gas comprises 48 percent of Phillips' proved worldwide hydrocarbon reserves and 70 percent of its U.S. reserves. Seventy-six percent of Phillips' proved reserves base is located in North America and the North Sea. From 1995 through 1999, Phillips' five-year-average barrel-of-oil-equivalent production replacement equaled 110 percent.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

The company has not filed any information with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 1999. No difference exists between the company's estimated total proved reserves for year-end 1998 and year-end 1997, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 1999.


DELIVERY COMMITMENTS

Phillips has a commitment to deliver a fixed and determinable quantity of liquefied natural gas in the future to two utility customers in Japan. The company is obligated over the next three years to supply a total of 138 billion cubic feet of liquefied natural gas. Production from one field in Alaska, with estimated proved reserves greater than the company's obligation and estimated production levels sufficient to meet the required delivery amount, will be used to fulfill the obligation.

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


GPM
---

In December 1999, Phillips signed agreements to combine Phillips' GPM business with Duke Energy Corporation's gas gathering and processing business to form a new midstream company to be called Duke Energy Field Services. The agreements were unanimously approved by both companies' Boards of Directors and due diligence has been completed. Subject to regulatory approval, the transaction is expected to close by the end of the first quarter of 2000.

Under the terms of the agreements, Duke Energy Field Services will seek to arrange debt financing and, upon, or shortly after, closing of the transaction, make one-time cash distributions of approximately $1.2 billion to both Duke Energy and Phillips.
At closing, Phillips will initially own about 30 percent of Duke Energy Field Services. The existing natural gas liquids supply arrangement between GPM and Phillips will be maintained by Duke Energy Field Services for an initial term of 15 years.

GPM gathers and processes both natural gas purchased from others and natural gas produced from the company's E&P reserves. The natural gas liquids--ethane, propane, butanes and pentanes--are extracted and sold in an unfractionated state primarily to the company's RM&T operations, where they are used as feedstock or sold to outside customers. The residue gas remaining after the liquids are extracted is sold to outside customers or used as fuel in Phillips' operations. GPM owns and operates 15 natural gas liquids extraction plants, and has an interest in another. The plants are located in Texas (9), Oklahoma (3), and New Mexico (4). In addition, GPM operates gas gathering systems with approximately 29,000 miles of active gas gathering pipelines, with some 19,400 meter connections to producing wells.

During 1999, GPM:

  o Acquired the Western Gas Resources Giddings gathering system. The system extends through six counties in south central Texas and gathers natural gas from approximately 550 wells through 660 miles of gathering pipelines.

  o  Purchased the former Acquila Mooreland gas gathering system.
     The acquisition integrated two large gathering systems with the Mooreland plant in Woodward County, Oklahoma.

  o Purchased the Artesia gas processing plant and gathering system. GPM had operated the assets under a construction and operating agreement since 1959.

  o  Purchased the capital stock of MidCon Gas Products of New
     Mexico Corp., whose assets consisted of two gathering systems in New Mexico.

Technology continued to play a key role in GPM's objectives of providing superior customer service and operating its plants and systems efficiently and consistently. One improvement effort-- adding distributive control system technology to most GPM-owned and operated processing plants--is scheduled to be completed by the end of 2000. With this technology, plant operations can be monitored from a central control room and plant operators have more accurate and timely information. This improves operating consistency, increases the extraction of natural gas liquids and lowers energy consumption.

Further technological improvements in 1999 included the continued installation of remote monitoring and control equipment at GPM's key field compression sites. This equipment allows for the monitoring of remote compressors from a central location, providing a more efficient use of resources and reducing compression downtime. These improvement are scheduled to be completed in the year 2000.

GPM also utilizes electronic flow measurement and radio telemetry equipment. Wellhead production data, which was once collected manually, is now transmitted electronically, providing more timely and accurate data, giving producers more flexibility in monitoring their well production.

GPM's raw gas throughput averaged 1,758 million cubic feet per day in 1999, compared with 1,847 million cubic feet per day in 1998. Raw gas purchased from Phillips E&P represented approximately 8 percent of GPM's total throughput in 1999 and 1998.

GPM continued to be a significant U.S. producer of natural gas liquids. GPM's net natural gas liquids production was 156,000 barrels per day in 1999, compared with 157,000 barrels per day in 1998. Residue gas sales were 988 million cubic feet per day in 1999, the same as 1998. GPM sells residue gas under contracts with prices that are indexed to gas markets. In 1999, 58 percent of the residue gas sales volumes were sold under contracts with a term of one year or longer, compared with 63 percent in 1998. The remaining residue gas sales volumes were either sold on a daily or monthly basis.

At year-end 1999, gross raw natural gas supplies available for processing through GPM-operated plants were estimated at
6.9 trillion cubic feet, the same as year-end 1998. At year-end 1999, the company estimates that these supplies included about 655 million barrels of natural gas liquids, assuming full ethane extraction, compared with 643 million barrels at year-end 1998.


RM&T
----

REFINING

Phillips owns and operates three crude oil refineries in the United States having an aggregate rated crude oil refining capacity at year-end 1999 of 355,000 barrels per day. The company also has 50 percent ownership of a refinery in Teesside, England. RM&T's total natural gas liquids fractionation capacity at December 31, 1999, was 252,000 barrels per day, which included Phillips' share of a fractionation facility in Conway, Kansas, of 42,000 barrels per day. The company's refineries ran at 98 percent of capacity in 1999, compared with 94 percent in 1998. The improvement in capacity utilization was the result of less maintenance downtime in 1999. Also in 1998 the Sweeny refinery was shut down temporarily as a result of flooding from a tropical storm.


Sweeny Complex

The Sweeny Complex is located in Old Ocean, Texas, about 65 miles southwest of Houston. It is the company's largest operating facility, and includes a refinery and a natural gas liquids fractionator. The Sweeny Complex also includes certain petrochemical operations that are included in the Chemicals segment. It has a crude oil processing capacity of 205,000 barrels per day and a natural gas liquids fractionation capacity of 115,000 barrels per day. The refinery primarily receives crude oil from Phillips' and jointly owned terminals on the Gulf Coast, including a deep-water terminal at Freeport,

Texas. The facility receives natural gas liquids feedstocks through company-owned pipelines.

In the fourth quarter of 1998, Phillips, the Venezuelan state oil company, Petroleos de Venezuela S.A. (PdVSA), and affiliates signed agreements forming a limited partnership to construct a 58,000-barrel-per-day delayed coker and related facilities at the Sweeny Complex. Construction began in 1999. A delayed coker uses a thermal process to remove heavy materials from crude oil and turn them into petroleum coke, used as a fuel in power generation. The remaining liquids are then sent to other units in the refinery to be upgraded into more valuable products, such as gasoline and distillates. A delayed coker allows the processing of heavy, sour, lower-cost crude oil, thereby lowering crude oil acquisition costs. Under the terms of the agreements, PdVSA will supply the Sweeny refinery with up to 165,000 barrels per day of Venezuelan Merey crude oil, once the project is completed, which is scheduled to be in the third quarter of 2000. Phillips is the operator and holds an indirect 50 percent interest in the coker project.

Catalytic reforming is a key refinery process for producing large quantities of high-octane gasoline, aromatics and hydrogen. Over the years, the industry's catalytic reforming technology has advanced, making the process more efficient at increasing the yields of higher-margin aromatics. To capitalize on this technology, Phillips intends to replace two existing catalytic reformers at Sweeny with a new, 36,000-barrel-per-day continuous catalyst regeneration reformer. This would increase premium gasoline and aromatics yields with only a small reduction in total gasoline production. The project would also provide more hydrogen, which will be needed for the new coker. Construction began in January 1999, with start-up scheduled for the second quarter of 2000.


Borger Complex

The Borger Complex is located in Borger, Texas, in the Texas Panhandle near Amarillo. It is Phillips' second-largest operating facility, and includes a refinery and a natural gas liquids fractionator, as well as certain petrochemical operations that are included in the Chemicals segment. Prior to January 1, 2000, it had a rated crude oil processing capacity of 125,000 barrels per day and a rated natural gas liquids fractionation capacity of 95,000 barrels per day. Effective January 1, 2000, the rated crude oil processing capacity of the Borger Complex was increased to 130,000 barrels per day. The refinery receives crude oil and natural gas liquids feedstocks from Phillips' pipelines in West Texas and the Panhandle. The Borger Complex can also receive water-borne crude oil via Phillips' pipeline systems.

During 1999, Phillips and a subsidiary of Southwestern Public
Service Company completed construction of a cogeneration facility. The facility produces electricity for the utility and steam for use at the Borger Complex.


Woods Cross Refinery

The Woods Cross refinery is located near Salt Lake City, Utah.
It has a crude oil processing capacity of 25,000 barrels per day.
The refinery receives crude oil via pipelines from Canada, Colorado and southern Wyoming, and by truck from southern Utah.


Teesside, England, Refinery

Phillips owns a 50 percent-equity interest in a refinery in Teesside, England, with a gross crude oil processing capacity of 117,000 barrels per day. The facility processes crude oil to produce naphtha, middle distillates and fuel oil. The refinery began production of low-sulfur diesel in 1996. In 1999, the refinery ran at 83 percent of its rated capacity, partly reflecting a planned closure to upgrade facilities to produce ultra-low-sulfur diesel fuel, to meet more stringent regulations in Europe.


Supply and Output

The average purchase cost of a barrel of crude oil delivered to the U.S. refineries in 1999 was $18.60, 42 percent higher than $13.10 per barrel in 1998. Thirty-nine percent of the crude oil processed by the U.S. refineries in 1999 was supplied from the United States (including both Phillips-produced oil and third-party production), with the remainder provided from Saudi Arabia, and, to a lesser extent, by purchases from West Africa, the North Sea, and South America. In 1998, the percent of crude oil processed that was supplied from the United States was also
39 percent. Crude oil purchases in 2000 are anticipated to be supplied primarily from crude oil produced in the United States, Venezuela, Saudi Arabia, and, to a lesser extent, West Africa, the North Sea, and other countries in the Middle East and South America.

Phillips' refineries produce a variety of petroleum products, including gasoline, distillates (which includes diesel fuel, heating oil and kerosene), aviation gasoline, jet fuel, solvents and petrochemical feedstocks. Gasoline and distillates are the most significant part of RM&T's product slate, along with fractionated natural gas liquids.

Total output from refining operations averaged 590,000 barrels per day, compared with 578,000 barrels per day in 1998. The increase was due to improved operating consistency in 1999.


MARKETING

In the United States, the company's wholesale and retail operations market refined products in 28 states under the Phillips 66 trademark. Gasoline and other products are distributed in the United States through approximately
6,500 retail outlets, bulk distributing plants, airport dealers and marinas. Of these, Phillips owns and operates 199 retail outlets, and operates another 95 on leased property.

RM&T's total gasoline sales volumes in the United States decreased 4 percent in 1999, primarily due to lower spot market purchases and sales. Sales volumes of branded gasoline were unchanged in 1999, at 237,000 barrels per day. Total distillates sales volumes in RM&T decreased 4 percent in 1999, while total natural gas liquids, aviation and other petroleum products sales were 11 percent higher. In total, RM&T petroleum products sales in the United States, from both Phillips' refinery output and purchased product, averaged 634,000 barrels per day during 1999, compared with 632,000 barrels per day in 1998.

RM&T continued its retail-marketing rationalization and expansion in 1999, and now plans to have about 350 company-operated retail outlets in the United States by 2005--a 30 percent reduction from the previous plan of 500 outlets. During 1999, RM&T opened
15 new outlets. In addition, 13 outlets were razed and rebuilt. Since the expansion and rationalization program began in 1996, the company has acquired 42 retail outlets, opened 60 new ones, and razed and rebuilt 37 others. Both new outlets and those that are razed and rebuilt utilize the Kicks 66 convenience store design. During 1999, the company also disposed of four units, bringing the total to 80 retail units in non-strategic areas disposed of since the program began.

Phillips opened two Kicks 66 marketing outlets in the Phoenix area in 1999, with 10 more planned for the Phoenix and Tucson area in 2000. The station openings mark Phillips' return to the Arizona retail market after a 25-year absence. The return to Arizona is a part of the company's strategy to move into western markets, like Albuquerque, New Mexico; Denver, Colorado; and
El Paso, Texas.

TRANSPORTATION

Phillips' RM&T segment owns or has an interest in 6,994 miles of common-carrier crude oil, raw natural gas liquids and products pipeline systems, of which 6,145 miles are company operated. The largest segment of the total system consists of 2,000 miles of products line extending from the Texas Panhandle to East Chicago, Indiana. Various companies in which Phillips owns an equity interest have another 10,013 miles of pipeline. In addition to these pipelines, the company has a 1.36 percent interest in the 800-mile Trans Alaska Pipeline System, which is included in the E&P segment.

Construction of a new 55-mile natural gas liquids pipeline from Wichita, Kansas, to Conway, Kansas, was completed during 1999. The new pipeline began carrying product in May, and allows RM&T to better serve its customers by providing better access to propane and butane bulk storage in the Midwest. Also, an expansion of the El Paso terminal and pipeline system started up in August 1999. Phillips purchased a 25 percent interest in this terminal and system in 1998. With Phillips' participation in the expansion, the company's interest increased to 33 percent.

During 1999, Phillips and its co-venturer in the Seaway Pipeline Company (Seaway) announced plans to increase the capacity of its 30-inch crude oil pipeline by approximately 130,000 barrels per day, bringing the system's overall capacity to approximately 350,000 barrels per day. The increase is being accomplished through the addition of three pump stations, along with the construction of two storage tanks at the Freeport terminal on the Gulf Coast. Completion is expected in 2000. Seaway also announced that it had signed new connection agreements with Exxon Pipeline Company. These agreements are expected to permit the delivery of crude oil, originating in the western Gulf of Mexico, to two Seaway crude oil transportation systems. Start-up of expanded operations is expected in the second quarter of 2000.


Chemicals
---------

In February 2000, Phillips announced that it had signed a letter of intent to form a 50/50 joint venture with Chevron Corporation combining their worldwide chemicals businesses, other than the Oronite additives business, which Chevron plans to retain. The transaction is expected to close midyear 2000, subject to approval by the companies' Boards of Directors, the signing of definitive agreements, and regulatory review and approval. In addition to all assets and operations included in Phillips' Chemicals segment, the natural gas liquids fractionation assets located at the Sweeny Complex and associated pipelines will become part of the joint venture as well. The joint-venture company is expected to be one of the top five worldwide olefins and polyolefins producers, with annual gross capacities of
8.2 billion pounds of ethylene and 5.5 billion pounds of polyethylene. In addition, the joint venture would have annual capacities of 7.4 billion pounds of styrene monomer, more than
1.2 billion pounds of styrenic polymers and more than 400 million pounds of specialty chemicals.

Phillips' Chemicals segment is composed of:

  o Petrochemical products--Primary products manufactured in these operations include ethylene, propylene, paraxylene, cyclohexane, and methyl mercaptan. Major production facilities are located at the Sweeny Complex in Texas and in Puerto Rico. Phillips also owns an equity interest in an ethylene/propylene plant at the Sweeny Complex. Methyl mercaptan is produced at the Borger Complex in Texas.

  o Plastics products--Key products manufactured in these operations include polyethylene, polypropylene, K-Resin styrene-butadiene copolymer (SBC), plastic pipe and Ryton polyphenylene sulfide. The company's major production facility is the Houston Chemical Complex (HCC), near Houston, Texas. The company owns equity interests in polyethylene plants in Singapore and China, and polypropylene facilities at HCC. Ryton polyphenylene sulfide is produced at the Borger Complex and plastic pipe is manufactured at six regionally located U.S. plants, as well as through a joint venture in Mexico.


PETROCHEMICALS

Ethylene is one of the most significant products for the Chemicals segment. Phillips produces ethylene and propylene at the Sweeny Complex, through both 100 percent-owned units and the 50 percent-owned Sweeny Olefins Limited Partnership (SOLP). Feedstocks for these operations include natural gas liquids purchased from Phillips' RM&T segment, as well as purchases from third parties. A significant portion of Phillips' ethylene is used within Phillips as a feedstock for manufacturing polyethylene. Propylene produced at the Sweeny Complex is mainly supplied to the Phillips Sumika polypropylene joint venture for manufacturing polypropylene. Phillips' share of the Sweeny Complex's annual ethylene and propylene capacities, including SOLP's, is 3.6 billion pounds and 950 million pounds, respectively. Net production of ethylene in 1999 totaled
3.3 billion pounds, compared with 3.1 billion pounds in 1998.
The increase was due in large part to more consistent operations in 1999.

Paraxylene and cyclohexane are produced at the company's Puerto Rico Core facility in Guayama, Puerto Rico; and cyclohexane is also produced at the Sweeny Complex. Paraxylene is a feedstock used to produce polyester fibers and plastic, such as that used in soft-drink bottles, while cyclohexane is used as a feedstock for nylon. In 1997, the company completed a paraxylene expansion at Puerto Rico Core, increasing design capacity to 880 million pounds per year. Paraxylene production was 595 million pounds in 1999, 15 percent lower than 1998 production and 32 percent lower than capacity. The lower production reflects operating problems and weather-related downtime incurred in the first half of 1999.

In 1998, Phillips completed construction of a 100-million-pound-per-year methyl mercaptan plant at its Borger Complex, with first production late in the third quarter of 1998. Methyl mercaptan is a sulfur-based chemical mainly used in the production of methionine, a feed supplement for poultry. Methyl mercaptan is also used to manufacture agricultural chemicals. The new facility uses hydrogen sulfide produced at the Borger Complex as feedstock. The plant operated below capacity in 1999 due to a slowdown in the methionine market, reflecting reduced global demand for poultry.


PLASTICS

At HCC, the debottlenecking of polyethylene facilities was completed in late 1998, incorporating new proprietary technology to expand the company's product line. Annual capacity was increased to 2.2 billion pounds for conventional Marlex resins. Actual production levels may vary from nameplate as new resins are added to the commercial product mix. In 1999, HCC produced
2.1 billion pounds of polyethylene, compared with 1.9 billion pounds in 1998. Polyethylene, used to manufacture a wide variety of plastic products, is a significant product for the Chemicals segment.

Phillips' 50 percent-owned Singapore polyethylene facility, which supplies polyethylene to markets in Asia, the Pacific Rim, Europe and Australia, has a total annual linear polyethylene capacity of 860 million pounds. Phillips' net share of 1999 production was 379 million pounds, a 5 percent increase over 1998.

Construction of a joint-venture polyethylene plant near Shanghai, China, was completed in 1998. Phillips owns a 40 percent interest in the plant, while Shanghai Petrochemical Company Limited (SPC) owns the remaining 60 percent. Production began in April 1998, and Phillips' share of 1999 production totaled
105 million pounds. The plant has a total annual capacity of 258 million pounds, and is located at a petrochemical complex owned by SPC, which provides ethylene feedstock to the new plant.

Phillips and Qatar General Petroleum Corporation signed an agreement in 1997 forming a joint venture, Qatar Chemical Company Ltd., to develop a new petrochemical complex in Qatar. Construction was approved in 1999. The complex, in which Phillips has a 49 percent interest, is expected to have annual capacities of 1.1 billion pounds of ethylene, 1 billion pounds of polyethylene and 100 million pounds of hexene-1. The polyethylene facilities will use Phillips' proprietary technology to produce high-density and linear low-density polyethylene.
Site preparation began in late 1999, and commercial production is scheduled for mid-2002. The polyethylene will be sold to markets in Asia, Europe, Africa and the Middle East.

Phillips and Solvay Polymers, Inc. (Solvay), a wholly owned subsidiary of the Solvay Group of Brussels, Belgium, announced in the third quarter of 1999 that they had agreed in principle, subject to execution of definitive agreements and board approvals, to build and operate a 700-million-pound-per-year polyethylene facility. Each party will own a 50 percent interest in the plant. The facility, expected to be operational in 2002, will be built at one of the companies' existing U.S. manufacturing sites. It is expected that Phillips will provide a minimum of 50 percent of the ethylene feedstock needed by the new facility and that each company will independently market its share of production. The companies also intend to build a similar shared facility for start-up in the 2005 to 2007 time period, as market conditions warrant. The second facility would be located on a site belonging to the company not hosting the initial plant. Final approvals of the necessary agreements are anticipated in the first quarter of 2000.

In 1994, Phillips contributed its polypropylene assets to Phillips Sumika Polypropylene Company (PSPC), a partnership formed in 1992 between Phillips and Sumika Polymers America Corporation (Sumika). Sumika funded the construction of a new PSPC polypropylene facility at HCC. Construction began in 1994 and was completed in 1996. The new gas-phase polypropylene facility's annual capacity is 270 million pounds, bringing PSPC's total annual polypropylene production capacity to 790 million pounds. At year-end 1999, Phillips held a 57 percent interest and will eventually hold a 50 percent interest in PSPC. Net production of polypropylene totaled 472 million pounds in 1999, compared with 469 million pounds in 1998.

K-Resin SBC, a clear copolymer used in packaging, medical components and many other applications, is produced at HCC. A new K-Resin SBC plant was completed in 1999, increasing the total annual capacity at HCC to 370 million pounds. The company's K-Resin SBC facilities were damaged by a flash fire in June 1999. Portions of the damaged plant were repaired and re-started in the third quarter of 1999. Final repairs are expected to be completed in the first quarter of 2000, making all plant capacity once again available. Force majeure is expected to be lifted shortly after final repairs are completed.

In February 2000, Phillips formed a joint-venture company with Korea's Daelim Industrial Co. Ltd., a K-Resin SBC licensee. Phillips owns a 60 percent interest in the new joint venture, KR Copolymer Company, Ltd., which purchased Daelim's existing 90-million-pound-per-year K-Resin SBC facility in Yochon, Korea.

Phillips' Driscopipe division manufactures polyethylene pipe, utilizing six U.S. manufacturing facilities. Polyethylene pipe is used in a variety of ways, including municipal water and telecommunications applications. A leased manufacturing facility in Hagerstown, Maryland, began production in 1997. Also, the Driscopipe division has a joint venture that manufactures polyethylene pipe in Mexico, to serve the Mexican pipe market. During 1999, Driscopipe started a new facility at Abilene, Texas, to design and fabricate pipe fittings that complement the use of polyethylene pipe. Previously subcontracted to an outside supplier, Driscopipe re-entered fittings manufacturing with its own equipment in a leased facility operated by contract employees. Total polyethylene pipe capacity is 315 million pounds per year.


Other
-----

In early 1999, Phillips reorganized its corporate technology and engineering organizations to report directly to the company's operating segments. These units--one supporting upstream operations and one supporting downstream operations--identify and develop technologies to advance Phillips' core businesses. The focus of these organizations range from reservoir characterization to plastics manufacturing processes, with the purpose of improving Phillips' competitive position.

A promising example of this technology came in 1999 when Phillips announced a new process, S Zorb sulfur-removal technology, that significantly lowers sulfur content in gasoline. When commercialized, the process will contribute to cleaner air, while limiting manufacturing cost increases. Pilot-plant results demonstrate that the technology can be used to make gasoline that more than meets new U.S. government regulations limiting sulfur content in gasoline to 30 parts per million. The Phillips technology uses a regenerative sorbent that chemically attracts sulfur and removes it from gasoline blendstocks. Conventional technologies can result in a significant loss of octane and volume in the manufacturing process. The Phillips S Zorb sulfur-removal technology has little octane loss and very low volume loss. The sorbent material can be regenerated online, allowing for long periods of operation between shutdowns.

In the fourth quarter of 1999, Phillips announced that it will build a commercial facility at the Borger refinery to demonstrate the benefits of the S Zorb sulfur-removal technology. Construction of the 6,000-barrel-per-day unit began in the first quarter of 2000, with start-up scheduled in early 2001. The unit is intended to demonstrate to potential licensees the operational aspects of the S Zorb sulfur-removal technology. It will also help position the Borger refinery for low-sulfur gasoline compliance.

Downstream Technology and Project Development was involved in a companywide, long-range effort to replace most of the company's older in-house-developed and purchased computer systems, such as plant maintenance, materials management and financial systems. The new systems primarily use programs from SAP America, Inc. and, for certain E&P operations, Oracle Corporation. The goal was to improve access to business information by implementing a common, integrated computing system across the company. Phase-in of the new client-server technology began January 1, 1997, and was fully implemented by July 1, 1999.

Downstream Technology and Project Development was responsible for the companywide Year 2000 project. The "Year 2000 Readiness
Disclosure" contained in Management's Discussion and Analysis on page 70 is incorporated herein by reference.

At the end of 1999, Phillips held a total of 4,127 active patents in 60 countries worldwide, including 1,280 active U.S. patents. During 1999, the company received 79 patents in the United States, and 366 foreign patents. The company's products and processes were licensed and used in 36 countries at year-end 1999, resulting in licensing revenues of $95 million. Polypropylene-related licenses contributed 66 percent of the total, with polyethylene-related licenses contributing 16 percent. The company's basic polypropylene license expired in March 2000, which will result in a material decrease in the company's licensing revenues and will adversely impact the Chemicals segment's earnings. Licensing of this technology has generated before-tax income for the Chemicals segment of $56 million, $59 million, and $72 million in 1999, 1998, and 1997, respectively. However, the overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.

COMPETITION

Phillips competes with private, public and state-owned companies in the oil and gas and chemicals businesses. Many of the company's competitors are larger and have substantially greater resources. While Phillips generally ranks near the middle of the group of large public integrated oil companies, each of the segments in which Phillips operates is highly competitive. No single competitor, or small group of competitors, dominates any of Phillips' business lines.

Upstream, the company competes with numerous other companies in the industry to locate and obtain new sources of supply, and to produce oil and gas in an efficient and cost-effective manner. The principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; and economic analysis in connection with property acquisitions.

Downstream, elements of competition include product improvement, new product development, low cost, and manufacturing and distribution systems. In the marketing phase of the business, competitive factors include product properties and processibility, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to Phillips' branded products.

Because Phillips' GPM segment is a significant U.S. producer of natural gas liquids, the company has wide access to natural gas liquids feedstocks, which are upgraded into chemicals and plastics. Under the terms of the agreements between Phillips and Duke Energy Corporation, the existing natural gas liquids supply arrangements between GPM and Phillips will be maintained by the newly formed company for an initial term of 15 years. See page 16 for additional information.

The company's structure is well-integrated vertically--with businesses ranging from feedstocks to plastic pipe--which helps ensure markets for certain products. The company's announced strategy of pursuing joint-venture opportunities for its midstream and downstream businesses should not affect the benefits of vertical integration. Phillips does not plan to exit these business lines, and intends to secure feedstock supplies so that current operations may be maintained in a competitive manner.

GENERAL

Phillips' safety recordable incident rate for 1999 was 1.19 per 200,000 man-hours, which is 9 percent higher than the 1998 rate of 1.09. However, over the past five years the rate has trended downward.

Company-sponsored research and development activities charged against earnings were $50 million, $62 million and $56 million in 1999, 1998 and 1997, respectively.

The environmental information contained in Management's
Discussion and Analysis on pages 70 through 72 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 1999 and those expected for 2000 and 2001.

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

Item 3.  LEGAL PROCEEDINGS

The following is a description of a legal proceeding involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.
While it is not possible to predict the outcome of such proceeding, if it were decided adversely to Phillips, there would be no material effect on the company's consolidated financial position. Nevertheless, such proceeding is reported pursuant to the U.S. Securities and Exchange Commission's regulations.

In December 1999, the Houston South Area Office of the Occupational Safety and Health Administration (OSHA) sent a Notice of Violation to the company alleging violation of OSHA's safety regulations as a result of a flash fire which occurred at the company's K-Resin SBC facility in Houston on June 23, 1999. The Notice of Violation contained three citations, seeking total proposed penalties of $204,000. Two of the citations have now been settled for $51,000. The remaining citation alleges violations of OSHA's Process Safety Management Standard and proposes a penalty in the amount of $140,000. The citation is being contested by the company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          Officer
     Name                   Position Held          Age*    Since
     ----                   -------------          ---    -------

E. L. Batchelder     Vice President and Chief       52      1999
                       Information Officer

E. K. Grigsby        Vice President                 60      1993
                       Investor and Public
                       Relations

K. L. Hedrick        Executive Vice President       47      1994

John E. Lowe         Vice President Planning and    41      1999
                       Strategic Transactions

T. C. Morris         Senior Vice President and      59      1993
                       Chief Financial Officer

J. J. Mulva          Chairman of the Board of       53      1985
                       Directors and Chief
                       Executive Officer

M. J. Panatier       Senior Vice President          51      1994
                       Gas Processing and
                       Marketing

B. Z. Parker         Executive Vice President       52      1997

Barbara J. Price     Vice President Health,         55      1992
                       Environment and Safety

J. Bryan Whitworth   Senior Vice President          61      1981
                       General Counsel and
                       Government Relations

-------------------------
*On March 1, 2000.


There is no family relationship among the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 8, 2000. All of the executive officers named above have been employed by the company for more than five years.

                            PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Quarterly Common Stock Prices and Cash Dividends Per Share

                                      Stock Price
                                 ---------------------
                                     High          Low  Dividends
                                 ---------------------  ---------
1999
First                            $48 7/16     37 11/16        .34
Second                            54 11/16    46 7/16         .34
Third                             57 1/4      45 13/16        .34
Fourth                            51 7/8      44 9/16         .34
-----------------------------------------------------------------

1998
First                            $53 1/4      42 3/4          .34
Second                            52          47 1/8          .34
Third                             49 1/2      40 3/16         .34
Fourth                            48 5/16     40 5/8          .34
-----------------------------------------------------------------

Closing Stock Price at December 31, 1999                      $47
Number of Stockholders of Record at February 29, 2000      51,132
-----------------------------------------------------------------


Phillips' common stock is traded primarily on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA

                      Millions of Dollars Except Per Share Amounts
                      --------------------------------------------
                          1999     1998     1997     1996     1995
                      --------------------------------------------
Sales and other
  operating revenues   $13,571   11,545   15,210   15,731   13,368
Net income                 609      237      959    1,303      469
  Per common share
    Basic                 2.41      .92     3.64     4.96     1.79
    Diluted               2.39      .91     3.61     4.91     1.78
Total assets            15,201   14,216   13,860   13,548   11,978
Long-term debt           4,271    4,106    2,775    2,555    3,097
Company-obligated
  mandatorily
  redeemable preferred
  securities of
  Phillips 66 Capital
  Trusts I and II          650      650      650      300        -
Cash dividends declared
  per common share        1.36     1.36     1.34     1.25    1.195
------------------------------------------------------------------


See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

March 22, 2000

Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 76.


RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income by business segment follows:

                                            Millions of Dollars
                                          -----------------------
Years Ended December 31                    1999     1998     1997
                                          -----------------------

Exploration and Production (E&P)          $ 570      (67)     609
Gas Gathering, Processing and
  Marketing (GPM)                           104       54      101
Refining, Marketing and
  Transportation (RM&T)                      84      167      159
Chemicals                                   164      145      275
Corporate and Other                        (313)     (62)    (185)
-----------------------------------------------------------------
Net income                                $ 609      237      959
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

                                            Millions of Dollars
                                          -----------------------
Years Ended December 31                    1999     1998     1997
                                          -----------------------

Kenai tax settlement                       $  -      115       83
Property impairments*                       (34)    (274)     (46)
Tyonek prospect dry hole costs                -      (71)       -
Net gains on asset sales                     73       21       16
Work force reduction charges                 (3)     (60)      (3)
Pending claims and settlements               35      108       15
Other items                                 (10)      23        -
-----------------------------------------------------------------
Total special items**                      $ 61     (138)      65
=================================================================
 *See Note 6 to the financial statements for additional
  information.
**1998 and 1997 restated to exclude foreign currency transaction gains and losses.


Excluding the special items listed above, the company's net operating income by business segment was:

                                            Millions of Dollars
                                          -----------------------
Years Ended December 31                    1999     1998*    1997*
                                          -----------------------

E&P                                       $ 526      256      628
GPM                                         105       47       92
RM&T                                         91      174      161
Chemicals                                   146      153      272
Corporate and Other                        (320)    (255)    (259)
-----------------------------------------------------------------
Net operating income                      $ 548      375      894
=================================================================
*Restated to include foreign currency transaction gains and losses.


1999 vs. 1998

Phillips' net income was $609 million in 1999, up 157 percent from net income of $237 million in 1998. Special items benefited 1999 net income by $61 million, while reducing net income in 1998 by $138 million. After excluding these items, net operating income for 1999 was $548 million, a 46 percent increase over $375 million in 1998. The increase in earnings in 1999 is primarily attributable to higher upstream commodity prices.

In E&P, Phillips' average worldwide crude oil sales price increased 45 percent in 1999, to $17.70 per barrel, a $5.50 per barrel increase over 1998. Higher crude oil and U.S. natural gas prices, along with improved crude oil sales volumes, were the primary drivers of a 105 percent increase in E&P net operating income. GPM's net operating results increased 123 percent, reflecting higher natural gas liquids prices.

RM&T's net operating income decreased 48 percent, while Chemicals' was down 5 percent. Both segments' earnings were negatively impacted by lower margins in key products. Corporate costs were 25 percent more in 1999, primarily due to higher interest expense and an unfavorable foreign currency transaction impact.


1998 vs. 1997

Phillips' net income was $237 million in 1998, down 75 percent from net income of $959 million in 1997. Net income was reduced by special items of $138 million in 1998 and benefited
$65 million from special items in 1997. After excluding these items, net operating income for 1998 was $375 million, a 58 percent decline from $894 million in 1997. The substantial decline in earnings in 1998, compared with 1997, resulted primarily from a sharp drop in crude oil prices and ethylene margins.

In E&P, the average worldwide crude oil sales price for 1998 was $12.20 per barrel, a $6.37 per barrel--34 percent--decrease from 1997. The lower oil price, coupled with lower average natural gas and liquefied natural gas prices, was primarily responsible for a 59 percent decline in E&P's net operating income. GPM's results decreased 49 percent in 1998, reflecting lower natural gas liquids prices.

RM&T's net operating income increased 8 percent in 1998, primarily the result of improved refinery operations and earnings. In Chemicals, lower ethylene and polyethylene margins resulted in a 44 percent decline in net operating income.


Income Statement Analysis

1999 vs. 1998

Sales and other operating revenues increased 18 percent in 1999, compared with 1998. The increase was primarily the result of higher petroleum products, crude oil and natural gas revenues, mainly due to higher sales prices. These same factors, and in particular higher crude oil prices, also accounted for the 26 percent increase in purchase costs for the year.

Equity in earnings of affiliated companies increased 35 percent in 1999, primarily due to improved results from olefins/ polyolefins equity companies and the company's interest in a refining operation in the United Kingdom. Other revenues decreased 20 percent in 1999, primarily because the 1998 period included recoveries from certain of the company's historical liability and pollution insurers related to claims made as part of a comprehensive environmental cost recovery project. The decrease was mitigated by higher net gains on asset sales in 1999, compared with 1998.

Controllable costs are primarily production and operating expenses; and selling, general and administrative expenses; both adjusted to exclude special items. Controllable costs declined
5 percent in 1999, reflecting the impact of property dispositions and cost reduction efforts across all business lines. Special items excluded from controllable costs totaled $19 million in 1999 and $75 million in 1998, and consisted mainly of charges for severance and contingency-related items.

Exploration expenses decreased 29 percent in 1999. This was primarily because 1998 included a dry hole charge of $109 million related to the Tyonek prospect in the North Cook Inlet of Alaska. Excluding the impact of the Tyonek dry hole, exploration expenses would have increased 8 percent in 1999, as a result of higher dry hole costs, partially offset by lower geological, geophysical and lease rental expenses.

Depreciation, depletion and amortization (DD&A) was slightly higher in 1999. United States E&P DD&A decreased due to lower production volumes and reduced DD&A rates caused by property impairments in the second half of 1998. This was offset by higher DD&A from the company's United Kingdom E&P operations, where several new fields have come on stream; Timor Sea E&P operations, resulting from the acquisition of producing fields in 1999; and Norway E&P operations, due to the start-up of the new transportation and processing platform in August 1998.

Property impairments decreased 83 percent in 1999, compared with 1998. Impairments in both years primarily related to E&P properties. In general, most 1998 impairments were triggered by low crude oil prices, while the 1999 impairments were more operational in nature. See Note 6 to the financial statements for additional information on property impairments, as well as
Note 1 for the company's accounting policy on impairments.

Taxes other than income taxes increased 2 percent in 1999, as higher production taxes were mostly offset by lower emission taxes in Norway. Production taxes were higher in 1999 because of higher crude oil prices. Emission taxes in Norway were lower in 1999 mainly due to lower fuel consumption resulting from the increased efficiencies of the new Ekofisk II turbines.

Interest expense increased 40 percent in 1999, mainly due to higher average debt levels compared with 1998. In addition, 1998 interest expense benefited from the reversal of the interest expense component of certain contingency accruals.

Foreign currency transaction losses of $33 million were recorded in 1999, compared with losses of $14 million in 1998. Preferred dividend requirements were unchanged in 1999 from the prior year.


1998 vs. 1997

Sales and other operating revenues decreased 24 percent in 1998, compared with 1997, reflecting lower average sales prices across most of the company's major product lines. Equity in earnings of affiliated companies declined 40 percent in 1998, compared with 1997, mainly because of lower olefins/polyolefins equity earnings. Other revenues increased 156 percent in 1998, primarily as a result of revenues associated with an environmental cost recovery project.

Total costs and expenses were 16 percent lower in 1998, compared with 1997, primarily due to lower crude oil and petroleum products purchase costs, reflecting lower crude oil and petroleum products prices.

Segment Results

E&P
                                       1999       1998       1997
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income (loss)                    $  570        (67)       609
Less special items*                      44       (323)       (19)
-----------------------------------------------------------------
Net operating income*                $  526        256        628
=================================================================
*1998 and 1997 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in net operating income.

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
Crude oil (per barrel)
    United States                    $15.64      10.85      17.41
    Foreign                           18.26      12.67      19.02
    Worldwide                         17.70      12.20      18.57
Natural gas--lease
  (per thousand cubic feet)
    United States                      2.03       1.88       2.33
    Foreign                            2.32       2.50       2.63
    Worldwide                          2.15       2.15       2.45
-----------------------------------------------------------------

Average Production Costs Per
  Barrel of Oil Equivalent
United States                        $ 4.21       4.53       4.85
Foreign                                4.09       4.79       3.99
Worldwide                              4.14       4.66       4.42
-----------------------------------------------------------------

Depreciation, Depletion and
  Amortization Per Barrel of Oil
  Equivalent*
United States                        $ 2.24       2.81       2.30
Foreign                                3.70       3.33       2.77
Worldwide                              3.05       3.08       2.54
-----------------------------------------------------------------
*Excludes the impact of special items.

Finding and Development Costs Per
  Barrel of Oil Equivalent
United States                        $ 5.08          *       7.21
Foreign                                4.72       7.95       3.85
Worldwide                              4.81      12.78       4.42
-----------------------------------------------------------------
*Not applicable, as U.S. reserves, excluding the impact of production, declined during the year.

                                       1999       1998       1997
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Worldwide Exploration Expenses
Geological, geophysical and
  lease rentals                        $133        165        151
Leasehold impairment                     24         22         22
Dry holes                                68        130*        69
-----------------------------------------------------------------
                                       $225        317        242
=================================================================
*Includes $109 million for the write-off of costs associated with the Tyonek prospect in Alaska.

                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
Crude oil produced
  United States                          50         62         67
  Norway                                 99         99        104
  United Kingdom                         34         22         18
  Nigeria                                20         19         23
  China                                  10         13         15
  Canada                                  7          7          5
  Timor Sea                               5          -          -
  Denmark                                 4          -          -
  Venezuela                               2          -          -
-----------------------------------------------------------------
                                        231        222        232
=================================================================

Natural gas liquids produced
  United States                           2          3          4
  Norway                                  4          5          7
  Other areas                             5          5          3
-----------------------------------------------------------------
                                         11         13         14
=================================================================

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Natural gas produced*
  United States                         950        968      1,024
  Norway                                126        190        275
  United Kingdom                        220        197        122
  Canada                                 91         97         51
  Nigeria                                 6          -          -
-----------------------------------------------------------------
                                      1,393      1,452      1,472
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.


Liquefied natural gas sales             123        126        119
-----------------------------------------------------------------

1999 vs. 1998

On the strength of significantly improved crude oil prices, as well as higher crude oil production, E&P's net operating income increased 105 percent in 1999. In addition to crude oil prices, U.S. natural gas, natural gas liquids and liquefied natural gas prices rebounded as well. Lifting costs were lower in 1999, and E&P experienced foreign currency transaction gains, on an after-tax basis, of $3 million in 1999, compared with losses of $17 million in 1998. These items were partially offset by higher exploration expenses, after adjustment for special items, and U.S. production taxes.

Phillips' average worldwide crude oil price was $17.70 per barrel in 1999, $5.50 per barrel higher than 1998. Industry crude oil prices, which had been declining since late 1996 on market oversupply and a weak Asian economy, rallied significantly in March and April 1999. An agreement reached in late March 1999 by the major oil-exporting countries to reduce production provided the initiative for the price rebound. Industry prices trended upward through the remainder of 1999, as the reduced production from the major oil-exporting countries and improved global demand growth resulted in a steady decline in worldwide crude oil inventories.

E&P's net proved reserves at year-end 1999 were 2.23 billion barrels of oil equivalent, a slight increase from year-end 1998.
The company replaced 114 percent of its worldwide hydrocarbon production in 1999, compared with 62 percent in 1998.


1998 vs. 1997

E&P's net operating income decreased 59 percent in 1998, compared with 1997, the result of lower prices for all major E&P commodities: crude oil, natural gas, natural gas liquids and liquefied natural gas. The negative impact of crude oil prices was particularly severe, with Phillips' 1998 average worldwide price declining to $12.20 per barrel, compared with $18.57 per barrel in 1997. The collapse in industry crude oil prices in 1998 was the result of worldwide industry production exceeding global demand. Global demand was weakened by the Asian and emerging markets' economic problems.

E&P's net proved reserves at year-end 1998 were 2.21 billion barrels of oil equivalent, a 3 percent decline from year-end 1997. The company replaced 62 percent of its worldwide hydrocarbon production in 1998, compared with 164 percent in 1997.

U.S. E&P
--------
                                           Millions of Dollars
                                        -------------------------
                                        1999       1998      1997
                                        -------------------------
Operating Income
Net income (loss)                       $379        (32)      360
Less special items                        63       (210)      (17)
-----------------------------------------------------------------
Net operating income                    $316        178       377
=================================================================


1999 vs. 1998

Net operating income increased 78 percent in 1999, compared with 1998, in the company's U.S. E&P operations. The increase was primarily the result of higher crude oil and natural gas prices, along with lower depreciation, depletion and amortization, lifting, and exploration expenses. These positive items were partially offset by lower crude oil production volumes and higher production taxes.

U.S. E&P crude oil prices increased 44 percent over 1998, while natural gas prices were 8 percent higher. Depreciation, depletion and amortization was lower in 1999 than in 1998 because of lower production volumes and property impairments recorded in the second half of 1998. Lower lifting costs reflect property dispositions and cost reduction efforts. Exploration expenses, excluding special items, were down due to lower geological, geophysical and lease rental expenses.

U.S. crude oil production continued to trend downward in 1999, averaging 19 percent less than 1998. The reduced production reflects the impact of normal field declines and property dispositions in late 1998 and the first half of 1999, primarily in Texas, central Oklahoma and the Gulf of Mexico. U.S. natural gas production decreased 2 percent in 1999, as property dispositions and field declines were partially offset by increased production in the San Juan Basin of New Mexico, and from an asset acquisition in north Louisiana.

Special items in 1999 primarily consisted of net gains of $57 million on asset sales and a favorable pricing adjustment of $8 million, partially offset by property impairments. Special items in 1998 included property impairments of $150 million, mainly resulting from the low crude oil price environment during 1998. Also included were $71 million of dry hole costs related to the Tyonek prospect, offshore Alaska. These items were partially offset by the reversal of a previously accrued contingency.

1998 vs. 1997

Net operating income decreased 53 percent in 1998, compared with 1997, primarily as a result of a $6.56 per barrel drop in Phillips' average crude oil sales price and a 19 percent decline in natural gas sales prices. In addition, lower crude oil and natural gas production volumes, as well as lower liquefied natural gas sales prices, negatively impacted 1998. Partially offsetting these factors were lower lifting costs, exploration expenses (after adjustment for special items) and production taxes.

U.S. crude oil production declined 7 percent in 1998, reflecting field declines at Point Arguello, offshore California; Prudhoe Bay, Alaska; and at various fields in the Gulf of Mexico; as well as property dispositions. Partially offsetting the normal field declines were higher production from the Mahogany subsalt field and new production from the Agate subsalt field, both in the Gulf of Mexico. U.S. natural gas production decreased 5 percent in 1998, primarily due to lower production of coal-seam gas in the San Juan Basin, as well as lower production from various fields in the Gulf of Mexico.

Special items in 1997 primarily included charges of $31 million for property impairments, a net gain on asset sales of $7 million and the reversal of a $7 million contingent liability.


Foreign E&P
-----------
                                           Millions of Dollars
                                        -------------------------
                                         1999      1998      1997
                                        -------------------------
Operating Income
Net income (loss)                        $191       (35)      249
Less special items*                       (19)     (113)       (2)
-----------------------------------------------------------------
Net operating income*                    $210        78       251
=================================================================
*1998 and 1997 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in net operating income.


1999 vs. 1998

Net operating income from the company's foreign E&P operations increased 169 percent in 1999, compared with 1998. The increase was primarily attributable to a significant increase in crude oil prices in 1999, along with higher crude oil sales volumes, partially offset by higher exploration expenses, DD&A charges and lifting costs.

Phillips' U.K. North Sea operations' net operating earnings increased more than 90 percent in 1999, compared with 1998. In addition to being aided by higher oil prices, earnings also benefited from a 55 percent increase in crude oil production and a 12 percent increase in natural gas production.

The company incurred higher net operating losses associated with its Venezuela operations in 1999, compared with 1998. Higher oil prices and production could not offset increased production costs and dry hole charges in 1999. Dry hole charges were incurred related to exploratory activity on the La Vela prospect.
Phillips expects the Venezuelan operations to become profitable in 2000, depending on results of development drilling.

After-tax foreign currency transaction gains of $3 million were included in foreign E&P net operating income in 1999, compared with losses of $17 million in 1998.

Foreign crude oil production volumes increased 13 percent in 1999. The improvement reflects new crude oil production from Denmark and the Timor Sea, as well as from the Janice and Renee/Rubie fields in the U.K. North Sea. Oil production from China was 23 percent lower in 1999, mainly due to a scheduled two-month maintenance shutdown in late summer at the Xijiang production platform and floating production storage and offloading vessel, and field declines. Oil production from the Norwegian sector of the North Sea was unchanged in 1999, despite field shutdowns in April, August and October to perform maintenance and repair work on various systems on the Ekofisk II production platform.

Foreign natural gas production decreased 8 percent in 1999, primarily due to lower production from Norway, partially offset by increased U.K. North Sea production. In addition to the downtime discussed above, Norway's natural gas production declined due to the reduced capacity of the new Ekofisk II facilities. When the production license for Ekofisk was extended from 2011 to 2028, Ekofisk II was designed with lower gas processing capacity than that of the original Ekofisk facilities. This was done to better match the capacity requirements with the extended production curve of the field, which should yield a better overall economic performance over the life of the field. Gas production from the U.K. North Sea increased due to new production from the previously mentioned Janice and Renee/Rubie fields, as well as a full year's production from the Britannia field.

Special items in 1999 primarily consisted of property impairments of $27 million, partially offset by a net gain on asset sales of $15 million. Special items in 1998 primarily consisted of property impairments of $117 million, mainly triggered by low crude oil prices.


1998 vs. 1997

Net operating income from the company's foreign E&P operations decreased 69 percent in 1998, compared with 1997, reflecting a sharp drop in crude oil sales prices. Phillips' average foreign crude oil sales price decreased 33 percent in 1998. Also negatively impacting earnings in 1998 were lower natural gas prices and higher exploration expenses, as well as losses incurred during the production start-up phases of projects in Venezuela and the Zama area in Canada. Lower production in Norway, as a result of problems encountered after the August conversion to Ekofisk II, also reduced earnings in 1998.
Earnings benefited in 1998 from higher crude oil and natural gas production volumes in the U.K. North Sea. Foreign currency transaction losses were $17 million, after-tax, in 1998, compared with losses of $6 million, after-tax, in 1997.

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

Special items in 1997 included property impairments of the Ann and Alison fields in the U.K. North Sea totaling $11 million and a net gain on asset sales of $9 million.

GPM
                                       1999       1998       1997
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                           $  104         54        101
Less special items                       (1)         7          9
-----------------------------------------------------------------
Net operating income                 $  105         47         92
=================================================================

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)          $ 2.18       2.00       2.42
U.S. natural gas liquids
  (per barrel--unfractionated)        12.56       8.97      12.60
-----------------------------------------------------------------

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Operating Statistics
Natural gas purchases
    Outside Phillips                  1,294      1,301      1,371
    Phillips                            149        152        158
-----------------------------------------------------------------
                                      1,443      1,453      1,529
=================================================================

Raw gas throughput                    1,758      1,847      1,983
-----------------------------------------------------------------

Residue gas sales
    Outside Phillips                    949        934        990
    Phillips                             39         54         56
-----------------------------------------------------------------
                                        988        988      1,046
=================================================================

                                      Thousands of Barrels Daily
                                     ----------------------------
Natural gas liquids net production
    From Phillips E&P leasehold gas      15         15         15
    From gas purchased outside
      Phillips                          141        142        140
-----------------------------------------------------------------
                                        156        157        155
=================================================================


1999 vs. 1998

GPM's net operating income increased 123 percent in 1999, compared with 1998, primarily due to a significant increase in natural gas liquids prices. Following the sharp increase in crude oil prices, GPM's average natural gas liquids sales price increased $3.59 per barrel--40 percent--in 1999. Also contributing to the improved earnings performance in 1999 were lower operating expenses, reflecting a continued emphasis on cost reduction efforts throughout 1999. Miscellaneous revenues were higher as well in 1999, mainly from byproduct sales.

After trending downward through 1998 and into the first quarter of 1999, GPM's raw gas throughput volumes, natural gas liquids production and residue gas sales volumes all began trending upward through the last three quarters of 1999. The improvement in 1999 reflects improved operating consistency and the favorable impact of acquisitions. In addition, natural gas liquids production benefited from increased ethane extraction in 1999 due to higher natural gas liquids prices.

Special items in 1999 consisted of work force reduction charges.
Special items in 1998 primarily consisted of a net gain on asset sales.


1998 vs. 1997

Net operating income decreased 49 percent in 1998, compared with 1997. Natural gas liquids prices were 29 percent lower in 1998, leading to lower margins and operating earnings for GPM. Positively impacting operating income in 1998 were lower operating costs. Natural gas liquids prices generally followed the steep decline in crude oil prices in 1998. The impact of lower prices was partially offset by slightly higher natural gas liquids sales volumes, reflecting improved operating consistency and efficiency.

Raw gas throughput volumes declined 7 percent in 1998, primarily due to field production declines in the Austin Chalk area of south central Texas and the sale of a small gathering system. Residue gas sales prices were 17 percent lower in 1998, reflecting reduced demand in the first and fourth quarters of 1998 because of warmer-than-normal winter weather.

Special items in 1997 consisted of a settlement of a processing-rights dispute with a producer-gatherer.

RM&T
                                       1999       1998       1997
                                       --------------------------
                                           Millions of Dollars
                                       --------------------------
Operating Income
Net income                             $ 84        167        159
Less special items                       (7)        (7)        (2)
-----------------------------------------------------------------
Net operating income                   $ 91        174        161
=================================================================

                                           Dollars Per Gallon
                                       --------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                            $.60        .49        .66
  Retail                                .75        .65        .82
Distillates                             .53        .43        .60
-----------------------------------------------------------------

                                       Thousands of Barrels Daily
                                       --------------------------
Operating Statistics
U.S. refinery crude oil
  Rated capacity                        355        355        345
  Crude runs                            349        335        314
  Capacity utilization (percent)         98%        94         91
Natural gas liquids
  fractionation
    Rated capacity                      252        252        250
    Processed                           211        213        213
    Capacity utilization
      (percent)                          84%        85         85
Refinery and natural gas liquids
  production                            590        578        548
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Branded                           237        237        246
      Unbranded                          38         41         29
      Spot                               22         31         47
    Aviation fuels                       37         32         28
    Distillates
      Wholesale and retail              106        110         90
      Spot                               26         28         40
    Natural gas liquids
      (fractionated)                    132        125        136
    Other products                       36         28         14
-----------------------------------------------------------------
                                        634        632        630
  Foreign                                37         36         43
-----------------------------------------------------------------
                                        671        668        673
=================================================================

1999 vs. 1998

RM&T's net operating income decreased 48 percent in 1999, compared with 1998. In a year of rapidly rising crude oil feedstock costs, petroleum products prices did not increase as much, resulting in lower product margins. RM&T's crude oil feedstock costs increased 42 percent in 1999--$5.50 per barrel, while natural gas liquids feedstock prices increased 41 percent. However, wholesale gasoline and distillates prices increased only 22 percent and 23 percent, respectively. This resulted in lower refinery margins for these two key RM&T products. Other refinery products experienced tightened margins as well. The impact of lower margins was partially offset by higher refinery production volumes.

The company's refineries ran at 98 percent of capacity in 1999, compared with 94 percent in 1998. The improvement is attributable to improved operating consistency. In the third quarter of 1999, the company achieved a record quarterly crude oil throughput rate of 355,000 barrels per day. The company increased its utilization percentage while continuing to control costs. Refining costs per barrel of throughput declined 10 cents in 1999.

Results from RM&T's natural gas liquids fractionation and marketing business benefited from reduced costs and the sharp improvement in natural gas liquids prices, resulting in a 183 percent improvement in earnings.

Special items in 1999 consisted primarily of work force reduction charges and contingency accruals. Special items in 1998 included work force reduction charges, partially offset by gains from sales of certain non-strategic retail service stations.


1998 vs. 1997

RM&T's net operating income was $174 million in 1998--an
8 percent increase over 1997. The improvement in 1998 was primarily driven by the company's U.S. refineries, where production volumes for gasoline, distillates and other refinery products were higher than in 1997. Although there was a sharp decline in crude oil prices in 1998, which lowered crude oil acquisition costs $6.57 per barrel, this benefit was negated by lower company average wholesale gasoline and distillates sales prices, which declined 26 percent and 28 percent, respectively. This lowered margins for these two important RM&T products.

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

Special items in 1997 included certain costs associated with a power outage at the Sweeny refinery.


Chemicals
                                       1999       1998       1997
                                      ---------------------------
                                          Millions of Dollars
                                      ---------------------------
Operating Income
Net income                             $164        145        275
Less special items*                      18         (8)         3
-----------------------------------------------------------------
Net operating income*                  $146        153        272
=================================================================
*1998 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in net operating income.

                                           Millions of Pounds
                                          Except as Indicated
                                      ---------------------------
Operating Statistics
Production*
  Ethylene                            3,262      3,148      3,171
  Polyethylene                        2,590      2,290      2,039
  Propylene                             524        519        486
  Polypropylene                         472        469        439
  Paraxylene                            595        700        552
  Cyclohexane (millions of gallons)     202        180        164
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


1999 vs. 1998

Chemicals' net operating income decreased 5 percent in 1999, compared with 1998. The primary reason for the decline was lower polyethylene margins, reflecting increased ethylene feedstock costs that could not be fully recovered in the polyethylene market, although demand remained firm. Ethylene margins, after moving downward in 1998, trended upward through 1999, even though natural gas liquids feedstock prices increased substantially. This reflected continued strong demand for ethylene. Margins on certain other olefins and polyethylene pipe improved as well.

The company's olefins and polyolefins facilities operated well in 1999, with ethylene production 4 percent higher and polyethylene production 13 percent higher than 1998 volumes. Ethylene production was negatively impacted in 1998 by a maintenance turnaround and a weather-related shutdown of the Sweeny, Texas, facility. Polyethylene production was higher at the company's three production facilities: the 100-percent-owned Houston Chemical Complex (HCC), a 50-percent-owned plant in Singapore, and a 40-percent-owned facility in China.

Results from specialty chemicals were down from 1998, mainly resulting from lower margins and higher operating expenses. The company's K-Resin styrene-butadiene copolymer (SBC) facility, located at HCC, was damaged by a flash fire in June 1999. Portions of the damaged plant were repaired and re-started in 1999. Final repairs are expected to be completed in the first quarter of 2000, making all plant capacity once again available.

Paraxylene and cyclohexane are produced at the company's Puerto Rico Core facility. Paraxylene margins remained depressed in 1999, although they did improve somewhat in the fourth quarter. Paraxylene margins have been in a cyclical downturn due to weak demand and industry overcapacity. Paraxylene production volumes decreased 15 percent in 1999, mainly due to operating problems and weather-related shutdowns in the first half of the year.

Special items in 1999 consisted of a favorable deferred tax adjustment and contingency settlements. Special items in 1998 primarily included an impairment taken on a plastics recycling facility that was closed in 1998, and work force reduction charges.


1998 vs. 1997

Chemicals' net operating income declined 44 percent in 1998, compared with 1997, reflecting a sharp drop in ethylene margins, as well as lower polyethylene and polypropylene margins. In 1998, excess industry capacity and weak global demand continued to depress margins in the commodity chemicals and plastic resins industries.

Ethylene production volumes decreased slightly in 1998, reflecting a maintenance turnaround in 1998, along with a temporary shutdown of the Sweeny facility, due to flooding caused by a tropical storm. This was mostly offset by higher production in 1998 following the restart in 1997 of a wholly owned ethylene unit that had been idle since 1992.

Paraxylene margins remained depressed in 1998. Paraxylene production volumes were 27 percent higher in 1998, as a result of the completion of an expansion project in 1997, which increased the facility's total annual capacity to 880 million pounds.

Polyethylene production volumes increased 12 percent in 1998, compared with 1997, primarily due to increased production from the company's 50-percent-owned polyethylene plant in Singapore, which completed an expansion in 1997 that brought total annual gross capacity to 860 million pounds. Also contributing to the higher polyethylene production volumes was new production from the company's 40 percent interest in Shanghai Golden Phillips, a joint-venture polyethylene facility in China that started in the second quarter of 1998, as well as higher production at HCC.

Special items in 1997 primarily consisted of a gain on the settlement of a license-related contingency.


Corporate and Other
                                            Millions of Dollars
                                          -----------------------
                                           1999     1998     1997
                                          -----------------------
Operating Results
Corporate and Other                       $(313)     (62)    (185)
Less special items*                           7      193       74
-----------------------------------------------------------------
Adjusted Corporate and Other*             $(320)    (255)    (259)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                 $ (94)     (84)     (72)
Net interest                               (195)    (147)    (113)
Preferred dividend requirements             (42)     (41)     (71)
Other*                                       11       17       (3)
-----------------------------------------------------------------
Adjusted Corporate and Other*             $(320)    (255)    (259)
=================================================================
*1998 and 1997 amounts restated to exclude foreign currency transaction gains and losses from special items and include them in "Adjusted Corporate and Other."


1999 vs. 1998

Corporate general and administrative expenses increased
12 percent in 1999, reflecting higher benefit-related costs.
This was partially offset by lower Year 2000 costs.

Net interest represents interest income and expense, net of capitalized interest. Net interest expense increased 33 percent in 1999, primarily as a result of higher average debt balances.

Preferred dividend requirements include dividends on the preferred stock of Phillips Gas Company (1997 only) and on the preferred securities of the Phillips 66 Capital I and Capital II trusts. Preferred dividend requirements were unchanged in 1999 from 1998 on a before-tax basis, but increased slightly on an after-tax basis.

The category "Other" consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were lower in 1999, relative to 1998, primarily because of foreign currency losses of $12 million after-tax in 1999, compared with gains of $2 million in 1998, partially offset by lower income tax-related items in 1999.

Special items in 1999 primarily consisted of a $24 million favorable resolution of prior years' U.S. income tax issues, partially offset by an unfavorable deferred tax adjustment and insurance claims. Special items in 1998 consisted primarily of a $115 million favorable resolution of Kenai liquefied natural gas and certain other tax issues related to the years 1987 through 1992, and favorable insurance recoveries of $83 million related to a comprehensive environmental cost recovery project. These items were partially offset by work force reduction charges.


1998 vs. 1997

Adjusted Corporate and Other net costs decreased slightly in 1998, compared with 1997. Preferred dividend requirements decreased $30 million, reflecting the redemption of the preferred stock of Phillips Gas Company in late 1997. Foreign currency gains of $2 million, after-tax, were reported in 1998, versus losses of $11 million, after-tax, in 1997. These positive items were partially offset by higher net interest expense, primarily the result of lower interest income due to lower average cash balances in 1998.

Special items in 1997 included an $83 million favorable resolution of U.S. income tax issues covering the years 1983 through 1986, related primarily to income from the company's Kenai liquefied natural gas facility. Also included were contingency accruals.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

                                            Millions of Dollars
                                            Except as Indicated
                                           ----------------------
                                             1999    1998    1997
                                           ----------------------

Current ratio                                 1.1     1.1     1.1
Total debt                                 $4,302   4,273   3,009
Company-obligated mandatorily
  redeemable preferred securities          $  650     650     650
Common stockholders' equity                $4,549   4,219   4,814
Percent of total debt to capital*              45%     47      36
Percent of floating-rate debt to
  total debt                                   27%     37      30
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

During 1999, the company had agreements with a bank-sponsored entity for the revolving sale of credit card and trade receivables. In September 1999, the supporting liquidity facility agreements were extended until March 2, 2000, the expiration date of the receivables purchase agreements. The aggregate amount of receivables outstanding under these agreements was $183 million at December 31, 1999. In March 2000, the company closed on a new agreement with a bank-sponsored entity for the revolving sale of certain receivables replacing the credit card and trade receivables facilities that expired. The new agreement will allow for the sale of receivables of up to $300 million and have terms similar to those of the expired agreements.

Cash from operations in 1999 increased $311 million over 1998, primarily the result of the $372 million increase in net income. Special, non-recurring items in cash provided by operating activities in 1999 included the receipt of a $120 million refund from the Internal Revenue Service (IRS). This refund resulted from agreements reached with the IRS on Kenai liquefied natural gas issues in December 1998 and certain other tax issues in 1999. The sale of accounts receivable under the company's receivables monetization program increased 1998 cash from operations by $182 million. Special items in 1998 included a $128 million favorable cash impact of settlements pursuant to a comprehensive environmental cost recovery project. Additional increases in cash from operations were driven by decreases in non-cash working capital.

During 1999, cash balances increased $41 million. Cash was provided by operating activities in the amount of $1.9 billion, and asset dispositions of $225 million. Cash was primarily used to fund the company's capital expenditures program and pay dividends.

The company's short-term liquidity position at December 31, 1999, was stronger than indicated because the current replacement cost of the company's inventories was approximately $599 million greater than their last-in, first-out (LIFO) carrying value.

At December 31, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $456 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. The company's wholly owned subsidiary, Phillips Petroleum Company Norway, has $600 million available under two revolving credit facilities. At December 31, 1999, $300 million was outstanding under the facilities.

By entering into an additional $100 million agreement in 1999, Phillips increased the total amount available under its master leasing arrangements to $200 million. Under these agreements, the company leases and supervises construction of retail marketing outlets. At December 31, 1999, approximately
$116 million had been financed under these arrangements. Also during 1999, the company refinanced the $45 million lease arrangement that it had utilized to lease approximately
600 new covered hopper railcars. After all the railcars were received, the $45 million facility was refinanced under a new leveraged-lease facility.

In late 1998, as part of a general cost cutting program, the company identified 1,267 positions to be eliminated, primarily in the company's E&P segment and corporate staffs. This resulted in a $91 million before-tax charge ($61 million after-tax) in 1998.

In addition, 93 unfilled positions were eliminated that year. During 1999, the company identified an additional 290 positions to be eliminated, 150 of which were primarily in the company's GPM, RM&T and Chemicals segments. The other 140 positions related to the company's Norwegian operations, primarily in office staff positions. See Note 15--Employee Benefit Plans in the notes to financial statements for additional information.

As previously disclosed, during the fourth quarter of 1999, the company studied the feasibility of consolidating its Scandinavian and European divisions to improve work efficiencies. However, upon completion, insufficient synergies had been found to warrant consolidation of the divisions.

The company and its co-venturer in the Kenai liquefied natural gas plant lease two tankers that are used to transport liquefied natural gas from Kenai, Alaska, to Japan. In June 1999, a purchase option held by the company and its co-venturer was allowed to become a binding commitment. The purchase date for the first tanker is June 2000, and December 2000 for the second. In the event that the company and its co-venturer do not modify the existing lease arrangements or enter into new lease arrangements, the purchase option would be exercised and Phillips' 70 percent interest in the aggregate purchase price for both tankers would be approximately $239 million. Phillips anticipates entering into a new leasing arrangement for these tankers prior to the mandatory purchase dates.

Phillips is a general partner and has a 50 percent interest in the Sweeny Olefins Limited Partnership (SOLP), which owns and operates a 2-billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery. The partnership agreement contains certain conditions for the withdrawal of the second general partner. Once this general partner has achieved a target-specified after-tax internal rate of return on its investment, its 49.49 percent general partnership interest is withdrawn with no additional cash distribution required. Subsequently, the other partner's remaining .51 percent limited partnership interest would continue, but Phillips has an option to purchase the .51 percent interest at a formula-based fair value. After the withdrawal of the other general partner, Phillips will control SOLP and begin consolidation. The company expects the other general partner's internal rate-of-return target to be reached as early as the third quarter of 2000. Although the consolidation of this entity will result in the company assuming certain financial obligations of the partnership, Management does not expect the withdrawal of the general partner to have a significant adverse effect on liquidity or capital resources.

During 1999, Phillips, as part of the company's strategy to reposition its portfolio of North American oil and gas properties, sold 25 non-strategic oil and gas properties in Canada. Sales were closed on most of the properties in December. Sales of the remaining properties where preferential rights to purchase were exercised closed during the first quarter of 2000. Also during 1999, Phillips sold its 50 percent interest in the Breton Sound field, offshore Louisiana; its interests in 42 leases in 22 Gulf of Mexico fields; and its oil and gas interests in central Oklahoma.

In the United Kingdom, consent to the cessation of production from the Maureen platform was received from the Department of Trade and Industry in October 1999. The current financial provision for decommissioning is expected to be sufficient to cover the cost of the removal and onshore deconstruction of the platform, scheduled to occur in 2001. As an alternative to deconstruction, efforts continue to find a re-use opportunity for the platform, and commercial discussions are taking place.

The company announced on March 15, 2000, that it had signed a definitive agreement for the purchase of all of Atlantic Richfield Company's Alaskan businesses (ARCO Alaska). Phillips will pay approximately $6.5 billion in cash upon closing, and up to an additional $500 million over the next five years, based on a formula tied to the price of West Texas Intermediate crude oil and to the volumes of oil produced from certain of the assets acquired. The company anticipates using debt financing for this transaction. Phillips expects the transaction to close in the second quarter of 2000, subject to regulatory approval. See "Outlook" on page 73 for additional information on this transaction.

The company has initiated two separate transactions that, when completed, would contribute its GPM and Chemicals segments into joint ventures. Phillips would have an approximately 30 percent interest in the GPM joint venture, while holding a 50 percent interest in the Chemicals joint venture. If the transactions are consummated, Phillips would receive approximately $1.2 billion in cash upon the closing of the GPM transaction, and approximately $800 million upon the closing of the Chemicals transaction. The company plans to use these proceeds for the reduction of debt. See "Outlook" on page 73 for a complete description of both of these transactions.

To meet its liquidity requirements, including funding its capital program and repayment of debt, the company will look primarily to existing cash balances, cash generated from operations, cash generated by the formation of the GPM and Chemicals joint ventures, and financing.

Financial Instrument Market Risk

Phillips Petroleum Company and certain of its subsidiaries hold derivative contracts and financial instruments that have cash flow or earnings exposure to changes in commodity prices, foreign exchange rates, or interest rates. Financial and commodity-based derivative contracts may be used to limit the risks inherent in some foreign currency fluctuations and some crude oil, natural gas and related products price changes faced by the company. In the past, the company has, on occasion, hedged interest rates, and may do so in the future should certain circumstances or transactions warrant.

Phillips' Board of Directors has adopted a policy governing the use of derivative instruments, which requires every derivative used by the company to relate to an underlying, offsetting position, anticipated transaction or firm commitment, and prohibits the use of speculative, highly complex or leveraged derivatives. The policy also requires review and approval by the Chief Executive Officer of all risk management programs using derivatives. These programs are also periodically reviewed by the Audit Committee of the company's Board of Directors.


Commodity Price Risk

The following table indicates the potential loss in earnings that could result from a hypothetical 10 percent change in the December 31, 1999 and 1998, market prices of the respective commodity-based swaps and futures contracts. Expected cash flows have not been discounted, as the impact is not material. All of the derivative gains and losses shown below effectively offset the gains and losses on the underlying commodity exposures that are being hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts, and approximate the net gains and losses that would have been realized if the contracts had been closed out at year-end. The fair value of the futures are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London Limited.

                                            Millions of Dollars
                                       ----------------------------
                         Thousands                     Sensitivity
                         of Barrels                   of Fair Value
                       --------------                   to Assumed
                          Notional     Fair Value at    10 Percent
                           Amount       December 31       Change
                       --------------  -------------  -------------
                        1999     1998  1999     1998  1999     1998
                       --------------  -------------  -------------
Crude oil futures--
  timing differences
  between purchases
  and refining         1,742      650   $ 1        *    (4)      (1)
Feedstock-to-product
  margin swaps         4,854    6,000    11       (5)   (1)      (1)
Feedstock-to-product
  margin futures          25      896     *        *    (1)      (1)
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

                    Millions of Dollars Except as Indicated
           ----------------------------------------------------------
                                                       Mandatorily
                                                       Redeemable
                                                       Preferred
                            Debt                       Securities
           --------------------------------------  ------------------
Expected      Fixed   Average  Floating   Average     Fixed   Average
Maturity       Rate  Interest      Rate  Interest      Rate  Interest
Date       Maturity      Rate  Maturity      Rate  Maturity      Rate
---------  --------  --------  --------  --------  --------  --------
Year-End 1999
2000         $   18      6.84%   $   13      7.21%     $  -         -%
2001            259      8.92       270      7.38         -         -
2002              1      5.98       454      7.20         -         -
2003            101      6.65         -         -         -         -
2004              1      6.09        30      7.69         -         -
Remaining
  years       2,765      7.84       390      7.88       650      8.11
---------------------------------------------------------------------
Total        $3,145              $1,157                $650
=====================================================================

Fair value   $3,067              $1,157                $591
=====================================================================

Year-End 1998
1999         $   92      7.97%   $   75      5.93%     $  -         -%
2000              1      6.03         -         -         -         -
2001            251      8.99       300      6.02         -         -
2002              1      6.03       777      5.64         -         -
2003            100      6.65         -         -         -         -
Remaining
  years       2,267      8.11       409      6.54       650      8.11
---------------------------------------------------------------------
Total        $2,712              $1,561                $650
=====================================================================

Fair value   $2,966              $1,561                $680
=====================================================================


Foreign Currency Risk

A Norwegian subsidiary, whose functional currency is the kroner, had outstanding $313 million and $375 million of floating rate, short- and long-term revolving debt, denominated in U.S. dollars at December 31, 1999 and 1998, respectively. The potential foreign currency remeasurement gains or losses in pretax earnings from a hypothetical 10 percent change in the year-end 1999 and 1998 exchange rates are $31 million and $38 million, respectively. The section on interest rate risk contains information about the fair value of these debt instruments.

At December 31, 1999 and 1998, U.S. subsidiaries had outstanding $336 million and $449 million, respectively, of long-term intercompany receivables from a U.K. subsidiary, which were denominated in pounds sterling. The U.K. subsidiary also had outstanding to a U.S. subsidiary, $24 million of long-term intercompany payables which were denominated in U.S. dollars at December 31, 1999. A Canadian subsidiary had $124 million and $194 million of long-term intercompany payables, denominated in U.S. dollars, that were outstanding to U.S. subsidiaries at December 31, 1999 and 1998, respectively. A Norwegian subsidiary had $2 million of intercompany long-term payables outstanding to U.S. subsidiaries denominated in U.S. dollars at December 31, 1999. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The potential foreign currency remeasurement gains or losses in non-cash pretax earnings from a hypothetical 10 percent change in the year-end 1999 and 1998 exchange rates from these intercompany balances are $49 million and $64 million, respectively.


Capital Spending

Capital Expenditures and Investments

                                       Millions of Dollars
                                ---------------------------------
                                Estimated
                                     2000*   1999    1998    1997
                                ---------------------------------

E&P                                $1,227   1,079   1,406   1,346
GPM                                    90     124      83     116
RM&T                                  283     343     246     249
Chemicals                             161      98     228     261
Corporate and Other                    28      46      89      71
-----------------------------------------------------------------
                                   $1,789   1,690   2,052   2,043
=================================================================
United States                      $  848     923     943   1,059
Foreign                               941     767   1,109     984
-----------------------------------------------------------------
                                   $1,789   1,690   2,052   2,043
=================================================================
*Excludes the impact of the E&P ARCO Alaska asset acquisition announced in March 2000.


Capital spending for Phillips during the three-year period ending December 31, 1999, totaled $5.8 billion, supporting the company's pursuit of a worldwide growth strategy. The company's spending was primarily focused on its exploration and production business.

Phillips' Board of Directors has approved $1.79 billion for capital projects in 2000. This is 6 percent higher than 1999 spending, which included $358 million for several significant upstream acquisitions. Excluding acquisitions in both periods, total spending levels are expected to be about 33 percent higher in 2000 than in 1999. The company is directing 74 percent of the 2000 budget toward upstream activities--oil and gas exploration and production, and gas gathering, processing and marketing operations; 25 percent toward downstream businesses--chemicals and plastics manufacturing and the refining, marketing and transportation of petroleum products; and 1 percent toward corporate staff expenditures.

The company signed a definitive agreement on March 15, 2000, to purchase ARCO Alaska. Upon completion of the transaction, Phillips' 2000 capital spending will be increased by two components of the transaction: 1) an up to $7 billion increase to cover the purchase price, and 2) an additional $515 million to reflect the assumption of ARCO's previously planned capital program for ARCO Alaska. Together, these items would increase Phillips' expected 2000 capital spending from $1.8 billion to approximately $9 billion. See "Outlook" on page 73 for additional information on this transaction.

The company has initiated two separate transactions that, when completed, would contribute its GPM and Chemicals segments into joint ventures. The $90 million budgeted for GPM capital projects and the $161 million budgeted for Chemicals capital projects would be substantially reduced if these transactions are consummated in 2000. See "Outlook" on page 73 for a complete description of both of these transactions.


E&P

Capital spending for E&P during the three-year period ending December 31, 1999, supported several key exploration and development projects including the Bozhong block in China's Bohai Bay; the Xijiang fields offshore China; the Bayu-Undan project in the Timor Sea; the Hamaca heavy oil project in the Orinoco Heavy Oil Belt of Venezuela; the Ambrosio oil field, also in Venezuela; the Ekofisk II redevelopment and Eldfisk waterflood projects offshore Norway; the J-Block, Renee/Rubie and Janice fields in the U.K. North Sea; and the Siri development in Denmark. During 1999, the company increased its capital budget twice, raising it to $2 billion from the original $1.465 billion. The E&P capital spending program received the largest increase--from $800 million to $1.253 billion. The increase was applied to the acquisition of an additional interest in the Bayu-Undan unitized gas/gas condensate field in the Timor Sea, appraisal wells in Bozhong block 11/05 of China's Bohai Bay, the acquisition of interests in exploration and production assets in north Louisiana, the 1999 drilling costs of the Kashagan E-1 well in Kazakhstan, drilling development wells in Norway, and the acquisition of a 50 percent working interest in coalbed methane acreage in Wyoming's Powder River Basin.

E&P's 2000 capital budget is $1.23 billion, compared with actual 1999 expenditures of $1.08 billion. The largest portion of the 2000 capital budget is slated for international projects that support Phillips' growth strategy. The company plans to focus spending on projects that are currently under way in Venezuela, including the Hamaca heavy oil project and the redevelopment of the Ambrosio field in Lake Maracaibo; Bozhong block 11/05 in China's Bohai Bay; the liquids/gas-recycle phase of the Bayu-Undan project in the Timor Sea; the Eldfisk waterflood in the Norwegian North Sea; and the Jade field in the U.K. North Sea.

In July 1999, Phillips exchanged its 18 percent interest in the LL-652 oil field in Lake Maracaibo, Venezuela, for two-thirds of ARCO's 30 percent working interest in the Hamaca heavy oil project. The Hamaca project involves the development of heavy oil reserves from Venezuela's Orinoco Heavy Oil Belt and is the largest development project in E&P's 2000 capital budget. The exchange increased Phillips' share in the Hamaca project from 20 percent to 40 percent. The LL-652 field interest, which Phillips exchanged with ARCO, is a redevelopment and secondary recovery project in Lake Maracaibo that was acquired in the Venezuela third bid round. Phillips and its co-venturers, including a subsidiary of Venezuela's state oil company, have approved proceeding with the Hamaca project. Construction of a heavy oil upgrader, pipelines and associated production facilities is currently planned to begin in 2000, with commercial production of upgraded oil expected in mid-2004. The additional working interest in the Hamaca project is expected to result in Phillips' ultimately adding approximately 700 million barrels of oil equivalent to its proved hydrocarbon reserves. The company had originally anticipated adding these reserves in 1999. However, due to the potential impact of economic uncertainties in Venezuela on the major engineering and construction bidding process and outstanding commercial issues, the company has decided to delay recording these reserves until 2000 or later. For similar reasons, there is a risk that timing of the project development could change. Phillips and its co-venturers plan to transfer their working interests in the Hamaca project to a newly formed, jointly owned entity, which would place the project debt in the financial markets, and for which Phillips would use equity method accounting.

The company completed its appraisal drilling program in the first quarter of 2000 on the Peng Lai 19-3 discovery in block 11/05 of China's Bohai Bay. The company is evaluating the findings of the drilling program, including the ultimate oil recovery potential from this commercial discovery. Phillips owns a 100 percent participating interest in the block, after acquiring ARCO's
40 percent interest during 1999. The China National Offshore Oil Corporation (CNOOC) has the right to acquire up to a 51 percent interest in any development. If CNOOC elects to participate in the development of the field, Phillips and CNOOC would share development costs. Phillips would receive a cost recovery factor in the production sharing contract based on the company's total exploratory costs. Phillips has initiated joint commercialization studies with CNOOC. One development scenario being considered is a multiple-phase development. In this plan, Phase I would utilize one wellhead platform and a floating production storage and offloading facility, and production could commence by the fourth quarter of 2001. Phase II would include multiple wellhead platforms, central processing facilities and a pipeline or floating storage and offloading facility. First production from Phase II would be expected in 2004.

In April 1999, Phillips acquired The Broken Hill Proprietary Company Limited's (BHP) 23.4 percent interest in the unitized Bayu-Undan field in the Timor Sea, bringing Phillips' total interest in the field to 50.3 percent. At that time, Phillips became operator of the field. Phillips and its co-venturers plan to proceed with development of the field, initially in a gas-recycle phase. This phase will produce and process natural gas, separate and export condensate and natural gas liquids, and reinject the remaining natural gas back into the reservoir. Full commercial production is expected to begin in early 2004. Phillips has also taken the initiative to commercialize the Bayu-Undan gas reserves. Discussions with potential customers in the Northern Territory of Australia are under way, and in November 1999, the company entered into an alliance with another party to evaluate Australia's domestic gas market opportunities. In addition, Phillips is actively pursuing opportunities for liquefied natural gas sales into Asian markets.

The Timor Gap Zone of Cooperation is in transition. Phillips is working closely with the Australian government, the United Nations Transitional Administration in East Timor (UNTAET) and recognized East Timorese leaders. In February 2000, an agreement was signed in which UNTAET became Australia's partner in the Timor Gap Treaty and assumed all rights and obligations previously exercised by Indonesia. On February 28, 2000, Phillips announced that the Timor Gap Joint Authority had approved the development plan for the gas-recycle project.

In the Norwegian sector of the North Sea, work is nearing completion on the Eldfisk water injection project that is expected to increase recovery from the Eldfisk development by more than 60 million net barrels of oil equivalent. The new water-injection platform, controlled from an existing manned Eldfisk platform, began water injection in January 2000. Commissioning of the gas injection and gas lift systems is expected to be completed in the second quarter of 2000.

The construction of new Ekofisk offshore living quarters has been deferred. Phillips and its co-venturers have postponed the project as the seabed subsidence rate has dropped sharply. If the current subsidence rate forecasts prove accurate, the replacement would not be required until at least 2009. The recent drop in the subsidence rate is a direct result of Phillips' strategy to use water injection to repressure the reservoir, reduce subsidence and increase reserves recovery.

The cessation plan for the redundant Ekofisk facilities and the shut-in of outlying fields was completed and submitted to the Norwegian authorities in October 1999. The plan outlines the long-term cessation plans for 15 structures in the Greater Ekofisk area that are currently shutdown, or that will be shut down over the next decade. Under this plan, the platforms will be removed between 2003 and 2018 at an estimated cost of approximately $1 billion. Due to the tax structure in Norway, it is anticipated that the Norwegian state will fund more than two-thirds of this cost, with the remainder funded by Phillips and its co-venturers. The Norwegian government will review this plan and associated assessment documents, and formulate its own recommendations. A final decision is expected in the second half of 2001. Phillips has a 35.11 percent interest in Ekofisk.

In January 2000, the company announced that approval for the Jade field development project had been received from the U.K.
Department of Trade and Industry. Detailed design and construction work has begun, with first production scheduled for the fourth quarter of 2001.

E&P's 2000 capital budget also includes $225 million for exploration activities. Foreign projects represent 66 percent of this total, with U.S. projects accounting for the remaining
34 percent. The company plans to drill exploratory wells in Canada, the United Kingdom, Norway, Greenland, China, Kazakhstan, Oman, Nigeria, South Africa, Angola and the Timor Sea. In the United States, exploratory drilling is scheduled primarily on the North Slope of Alaska and in the deep waters of the Gulf of Mexico.

E&P's 2000 capital spending would be increased by up to $7.5 billion with the recently announced transaction to purchase
ARCO Alaska. See "Outlook" on page 73 for additional information on this transaction.

GPM

Capital spending at GPM during the three-year period ending
December 31, 1999, included acquisitions, technology and facility upgrades, projects to streamline operations, and new well connections. GPM completed a major acquisition in 1997, and a number of smaller acquisitions in 1998 and 1999.

Due to acquisitions, GPM's 1999 capital budget was increased from $90 million to $124 million. GPM acquired gathering systems in the Austin Chalk area of south central Texas and in Oklahoma, and purchased a plant and gathering system in New Mexico that GPM had operated under a construction and operating agreement since 1959. In December 1999, GPM purchased the capital stock of a company whose assets consisted of two gathering systems in New Mexico. These acquisitions added about 125 million cubic feet of gas per day to GPM's total raw gas throughput, while providing opportunities to improve operating efficiencies.

Phillips budgeted $90 million for 2000 capital spending for GPM, 78 percent of which would be used for the acquisition of gathering and processing assets, or for connecting new wells to GPM's distribution network. The company has initiated a transaction to contribute its GPM segment into a joint venture. The $90 million budgeted for GPM capital projects may be substantially reduced, depending upon the timing of the closing of this joint-venture transaction. See "Outlook" on page 73 for a complete description of this transaction.


RM&T

Capital spending for RM&T during the three-year period ending December 31, 1999, was primarily for refinery-upgrade projects-- to improve product yields, to meet new environmental standards, to improve the operating integrity of key processing units, and to install advanced process control technology--as well as for safety projects. Central control buildings at the Sweeny, Texas, and Woods Cross, Utah, facilities were started during 1997. When the modernization of these facilities is completed, all manufacturing processes at the facilities can be managed from the new central control centers. Advanced process control technology upgrades were essentially completed at Sweeny by year-end 1999 and are expected to be essentially complete at the company's Borger, Texas, facility by year-end 2000.

RM&T's 2000 capital budget is $283 million, a 17 percent decrease from actual 1999 expenditures. The company plans to use most of the funds to continue several ongoing projects--changes to the Sweeny Complex to accommodate the coker and related facilities being built by Merey Sweeny, L.P.; the continuous catalytic reformer; and the company's share of the Seaway pipeline expansion. Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold a 50 percent interest in Merey Sweeny, L.P., the limited partnership that is building a 58,000-barrel-per-day delayed coker and related facilities at Phillips' Sweeny Complex. The total project cost for the coker and related facilities is estimated at $538 million. In June 1999, the limited partnership issued $350 million of 8.85% Bonds due 2019, the proceeds of which will be used to fund the project. Remaining expenditures will be funded through an $80 million bank facility and equity contributions.

Construction continues on the coker and on a 36,000-barrel-per-day continuous catalytic reformer, which allows continuous operation while the catalyst is being regenerated. The continuous catalytic reformer is expected to increase aromatics and premium gasoline yields and provide more hydrogen for the refinery. The additional hydrogen will be needed for the change in operations due to the coker, as will an additional sulfur recovery unit being constructed to accommodate production of an additional 130 long tons of sulfur per day. The continuous catalytic reformer is scheduled to start up in the second quarter of 2000, and the coker is scheduled to start up in the third quarter. The integration of the coker will involve a carefully planned and coordinated shutdown and restart of most of the Sweeny Complex over nearly a month.

RM&T continues its retail-marketing rationalization and expansion, and now plans to have about 350 company-operated retail outlets in the United States by 2005--a 30 percent reduction from the previous plan of 500 outlets. This expansion is being funded through master leasing programs and capital expenditures.

A new 55-mile natural gas liquids pipeline from Wichita, Kansas, to Conway, Kansas, was completed and began carrying product in May 1999. This pipeline was designed to allow RM&T to better serve its customers by providing improved access to propane and butane bulk storage in the Midwest. Also, an expansion of the El Paso terminal and pipeline system was completed and started up during 1999. Phillips' 25 percent interest in this terminal and system was increased to 33 percent by the company's participation in the expansion.

During 1999, Phillips and its co-venturer in the Seaway Pipeline Company (Seaway) announced plans to increase the capacity of Seaway's 30-inch crude oil pipeline by approximately
130,000 barrels per day. Completion and start-up is expected in the first quarter of 2000, with full capacity becoming available in the second quarter.

During 1999, Phillips announced plans to build a commercial facility at its Borger refinery to demonstrate the benefits of its S Zorb sulfur-removal technology that significantly lowers sulfur content in gasoline while limiting manufacturing cost increases. Test results show this technology can make gasoline that more than meets new federal regulations to reduce sulfur content to 30 parts per million and, unlike conventional technologies, has little octane loss and very low volume loss. Construction of the 6,000-barrel-per-day unit began in the first quarter of 2000, with start-up scheduled early in 2001.


Chemicals

For the three-year period ended December 31, 1999, capital spending for Chemicals focused on production expansion projects. Projects completed during 1998 and 1997 included a 100-million-pound-per-year methyl mercaptan plant at Borger, Texas; a 220-million-pound-per-year joint-venture polyethylene plant near Shanghai; and a 400-million-pound-per-year debottlenecking of high-density polyethylene production capacity at the Houston Chemical Complex.

During 1999, Phillips completed a 100-million-pound-per-year expansion of its K-Resin styrene-butadiene copolymer (SBC) plant at the company's Houston Chemical Complex, increasing capacity to 370 million pounds per year. In June 1999, a reactor at the existing K-Resin SBC plant experienced a flash fire, and K-Resin SBC production was limited during the last half of 1999. Damage to the plant is estimated at $15 million. Final repairs are expected to be completed in the first quarter of 2000, making all plant capacity once again available. Force majeure is expected to be lifted shortly after final repairs are completed.

In 1997, Phillips entered into an agreement with Qatar General Petroleum Corporation for a joint venture to develop a major petrochemical complex in Qatar at an estimated cost of $1.16 billion. During 1999, Qatar Chemical Company Ltd. (Q-Chem), the joint-venture company established by the co-venturers, signed a $750 million bank financing agreement for the construction of the complex. At December 31, 1999, $51 million (excluding accrued interest) had been drawn under this financing agreement. After the bank financing has been fully drawn, Phillips will be required to fund any remaining construction costs under a subordinated loan agreement with Q-Chem. In connection with the bank financing, the co-venturers have agreed that, if the complex is not successfully completed by August 31, 2003, each will make, or cause to be made, capital contributions on a pro rata, several basis to the extent necessary to cover bank financing service requirements. After construction is successfully completed, the bank financing is non-recourse with respect to the two co-venturers and the lenders can look only to Q-Chem's cash flows for payment, although Phillips has agreed to provide up to $75 million of credit support to the venture under a contingent equity loan agreement. Construction has begun, with start-up scheduled for mid-2002. Phillips owns 49 percent of Q-Chem.

Chemicals' 2000 capital expenditures are budgeted at $161 million, a 64 percent increase over 1999 actual expenditures. Of this, 72 percent is slated for the United
States.

Phillips and Solvay Polymers, Inc. (Solvay), a wholly owned subsidiary of the Solvay Group of Brussels, Belgium, have agreed in principle to build and operate a high-density polyethylene plant. Subject to a definitive agreement and approval by the companies' Boards of Directors, Phillips and Solvay each would own 50 percent of a 700-million-pound-per-year facility, and each would independently market its share of production. The facility, expected to be operational in 2002, is expected to be built on one of the two companies' existing U.S. manufacturing sites. A minimum of 50 percent of the ethylene for the facility is expected to be provided by Phillips. The companies also intend to build a similar shared facility for start-up in the 2005 to 2007 time period, as market conditions warrant. The second facility would be located on a site belonging to the company not hosting the initial plant. Final approval of the necessary agreements is anticipated in the second quarter of 2000.

In February 2000, Phillips formed a joint-venture company, KR Copolymer Company, Ltd., with Daelim Industrial Co. Ltd. Phillips owns a 60 percent equity interest in the joint venture, which purchased Daelim's existing K-Resin SBC facility in Yochon, Korea. The plant's capacity is 90 million pounds per year. The joint venture should enhance Phillips' ability to serve growing markets in the Pacific Rim.

The company has initiated a transaction to contribute its Chemicals segment into a joint venture. The $161 million budgeted for Chemicals capital projects in 2000 may be substantially reduced as a result of this transaction, depending upon the timing of its closing. See "Outlook" on page 73 for a complete description of this transaction.

Year 2000 Readiness Disclosure

Phillips' companywide Year 2000 Project, addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, is complete. With the rollover into 2000, Phillips did not experience any significant Year 2000 failures. Some minor Year 2000 issues occurred and were resolved, but none have had a material impact on the company's results of operations, liquidity, financial condition or safety record. The cost of the Year 2000 Project was $39 million, including Phillips' share of the Year 2000 repair and replacement costs incurred by partnerships and joint ventures in which the company participates but is not the operator.


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

At year-end 1998, Phillips reported 45 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, 22 sites have been resolved and four new sites were added. Of the 27 sites remaining, the company believes it has a legal defense or its records indicate no involvement for two sites. At four other sites, current information indicates that it is probable that the company's exposure is less than $100,000 per site. At six sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 15 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At December 31, 1999, accruals of $5 million had been made for the company's unresolved PRP sites. In addition, the company has accrued $54 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $3 million for other environmental contingent liabilities, for total environmental accruals of $62 million. No one site represents more than 15 percent of the total.

Expensed environmental costs were $132 million in 1999 and are expected to be approximately $150 million in 2000 and 2001. Capitalized environmental costs were $63 million in 1999, and are expected to be approximately $110 million and $70 million in 2000 and 2001, respectively.

After an assessment of environmental exposures for clean-up and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries.


Other

Phillips has deferred tax assets related to certain accrued liabilities, alternative minimum tax credits, and loss carryforwards. Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. Based on the company's historical taxable income, its expectations for the future, and available tax-planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It was scheduled to be effective for fiscal years beginning after June 15, 1999, but was postponed for one year by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." The company will be required to adopt Statement
No. 133 on January 1, 2001, and is currently in the early stages of its implementation effort. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

There are various important interpretive issues related to Statement No. 133 that have not yet been resolved by the accounting profession. A Derivatives Implementation Group, sponsored by the FASB, is meeting regularly in an effort to issue needed interpretive guidance. The FASB is also considering making certain technical amendments to Statement No. 133.

Depending upon the outcome, the resulting interpretive guidance could have a significant effect upon Statement No. 133's impact on the company. Depending on the interpretive guidance, some of the company's present derivative programs may no longer qualify for hedge accounting treatment or, if they do qualify, could experience an amount of ineffectiveness that would be recognized in earnings each month.


OUTLOOK

During 1999, Phillips' Management announced a change in the strategic direction the company planned to pursue. In a time of industry rationalizations and consolidations, Management concluded that a new strategic plan was needed in order for Phillips to remain competitive and achieve earnings and value growth for its shareholders. The new strategic plan calls for focusing more capital dollars toward E&P--to work toward significantly increasing hydrocarbon production and reserves through exploration, exploitation, redevelopment, new ventures and acquisitions--with a goal of developing or acquiring legacy assets in targeted areas. Legacy assets are large oil and gas developments that can provide strong returns over long periods of time, like the Ekofisk development in the Norwegian North Sea.

At the same time, Phillips plans to retain its vertical integration, by pursuing a different type of growth strategy for its midstream and downstream segments. To do this, the company plans to pursue joint venture opportunities for these businesses, which would create larger, more competitive, self-funding entities. This would allow Phillips to retain a significant interest in these joint ventures, while exposing Phillips to a much larger, and more competitive, asset base in each of these businesses.

During the fourth quarter of 1999, the company took the first step in implementing its strategy with the announcement of the proposed combination of its midstream gas gathering, processing and marketing assets with those of Duke Energy Corporation (Duke Energy) in a new company, Duke Energy Field Services, that is expected to be the largest midstream natural gas liquids business in the United States. Subject to regulatory approval, this transaction is expected to close by the end of the first quarter of 2000.

Under the terms of the agreement, Duke Energy Field Services will seek to arrange debt financing and, upon, or shortly after, the closing of the transaction, plans to make one-time cash distributions of approximately $1.2 billion to both Duke Energy and Phillips. At closing, it is expected that Duke Energy will own about 70 percent of the new company, and Phillips will own about 30 percent.

Following completion of the transaction and subject to market conditions, it is expected that Duke Energy Field Services will offer approximately 20 percent of its equity to the public in an initial public offering (IPO). The proceeds of the offering will be used to reduce the debt incurred by the new company in the transaction. The agreements governing Duke Energy Field Services set forth a formula which adjusts Duke Energy's and Phillips' post-IPO equity interests based on the public market valuation of the new company. Assuming a value range for the new company of between $5 billion and $6 billion, Duke Energy's post-IPO equity ownership in the new company would range between 55 percent and 57 percent, while Phillips' post-IPO ownership would range between 23 percent and 25 percent. Phillips expects to account for its investment in the new company on an equity basis.

On February 7, 2000, Phillips announced that it had signed a letter of intent with Chevron Corporation (Chevron) to form a joint venture that would combine their worldwide chemicals businesses, other than the Oronite additives business being retained by Chevron. Each company's ownership share would be 50 percent. After formation, the joint-venture company would have assets of more than $6 billion, and would be one of the top five worldwide producers of olefins and polyolefins. Subject to approval by the companies' Boards of Directors, signing of definitive agreements and regulatory review and approval, the transaction is expected to close midyear 2000. Under terms of the agreement, the joint-venture company would arrange $1.6 billion of debt financing and make one-time cash distributions of $800 million to each parent at, or shortly after, closing. Phillips expects to account for its investment in the joint venture on an equity basis.

On March 15, 2000, the company announced that it had signed a definitive agreement for the purchase of ARCO Alaska. The transaction is expected to close in the second quarter of 2000, subject to regulatory approval. Phillips will pay approximately $6.5 billion in cash upon closing of the transaction. In addition, formula-based contingent monthly payments are required when New York Mercantile Exchange West Texas Intermediate crude oil prices exceed $25 per barrel, subject to a $500 million limit and a five-year term, effective January 1, 2000. The company expects to use debt financing for the transaction.

Phillips expects to add reserves of approximately 1.9 billion barrels of oil equivalent in 2000 from this transaction, which would increase the company's reserves from the 2.2 billion barrels of oil equivalent at year-end 1999 to 4.1 billion barrels of oil equivalent. Average net production from the acquired assets, before deductions for fuel usage, is expected to be 348,000 barrels of oil equivalent per day in 2000 and 377,000 barrels of oil equivalent per day in 2001.

This transaction represents a significant step in the company's growth strategy for its E&P business, with Phillips gaining a substantial position in the two largest fields in North America. Phillips expects the transaction to be accretive to both earnings and cash flow in 2000.

Phillips also anticipates seeking a joint-venture opportunity for RM&T at some time in the future, although an RM&T transaction will most likely be deferred until after 2000 when major construction projects, including the coker and the continuous catalytic reforming units, have been completed at the Sweeny refinery.

The expiration of Phillips' crystalline polypropylene patent in March 2000 will have a negative impact on the company's earnings. Licensing of this technology has generated before-tax income for the company's Chemicals segment of $56 million, $59 million, and $72 million, in 1999, 1998, and 1997, respectively.

Phillips operates in three countries where cutbacks in production were announced in 1998. The Norwegian Ministry of Petroleum and Energy has increased the production curtailment measures for oil production on the Norwegian continental shelf, and has extended the curtailment to March 2000. It will amount to a 6.3 percent reduction, based on updated production forecasts given to the Ministry. The Nigerian government dictated quota reductions totaling 19.5 percent, effective April 1, 1999, which are expected to continue throughout 2000. These affect leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil Company. Venezuela, an OPEC member, has agreed to cut back oil production, but Phillips and other third-bid-round-property operators have not been asked to curtail production. Based on the above, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 2000.

Phillips recognizes that the financial performance of the businesses in which the company operates are affected by significant fluctuations in oil, natural gas and other commodity product prices over which it has no control. In late March 1999, several major oil-exporting countries agreed to reduce production volumes. Continuing adherence to these production levels caused year-end 1999 industry crude oil prices to increase to their highest levels since late 1996. Crude oil inventories in early 2000 continue to be low and prices are at their highest levels since the Gulf War in 1991. While the current supply/demand environment supports the high level of crude oil prices, price volatility may be expected for 2000 and beyond, depending on the balance of supply and demand. Natural gas prices are currently at their highest levels since late 1997, and have been helped, at least in part, by the strength of crude oil prices. Continued volatility created by weather, gas storage levels, and the price of competing fuels is expected.


CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Phillips is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the company believes such assumptions or bases to be reasonable and makes them in good faith. Assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the company, or its Management, expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

The following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

o Plans to implement Management's announced strategy for its four business segments are subject to: finding a joint venturer for RM&T; the negotiation and execution of satisfactory agreements for the GPM and Chemicals joint ventures; receipt of any approvals that may be required from state and federal government agencies and third parties; required disposition of assets, if any, to meet regulatory requirements; approvals as required by the Boards of Directors of the entities involved; consummation of the ARCO Alaska acquisition by E&P; the successful development of the company's current projects and new acquisitions discussed in this report and subsequent reports; and the achievement of production estimates, and cost savings and synergies that are dependent on the integration of personnel, business systems and operations.

o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments; its ability to engage drilling, construction and other contractors; its ability to obtain economical and timely financing; geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans Alaska Pipeline System and the Valdez Marine Harbor Terminal for the hydrocarbons; and foreign and United States laws, including tax laws.

o Plans for the construction, modernization or debottlenecking of domestic and foreign refineries and chemical plants, and the timing of production from such plants are subject to: approval from the company's and/or subsidiaries' Boards of Directors; obtaining loans and/or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of building, environmental and other permits; and the availability of specialized contractors and work force. Production and delivery of the company's products are subject to: worldwide prices and demand for the products; availability of raw materials; and the availability of transportation in the form of pipelines, railcars, trucks or ships.

o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, if any, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets to be sold; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has no control, and to a lesser extent the commodity prices for its chemicals and other products; its ability to operate its refineries, chemical plants, and exploration and production operations consistently and safely; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

o Estimates of proved reserves, raw natural gas supplies, project cost estimates, and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the U.S. Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements. Estimates of cost savings, synergies and the like were developed by the company from current information. The estimates for reserves, supplies, costs, maintenance, remediation, savings and synergies can change positively or negatively as new information and data becomes available.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   PHILLIPS PETROLEUM COMPANY

                 INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Management....................................       80

Report of Independent Auditors..........................       81

Consolidated Statement of Income for the years
  ended December 31, 1999, 1998 and 1997................       82

Consolidated Balance Sheet at December 31, 1999
  and 1998..............................................       83

Consolidated Statement of Cash Flows for the years
  ended December 31, 1999, 1998 and 1997................       84

Consolidated Statement of Changes in Common Stockholders'
  Equity for the years ended December 31, 1999,
  1998 and 1997.........................................       85

Notes to Financial Statements...........................       86

Supplementary Information

     Oil and Gas Operations.............................      126

     Selected Quarterly Financial Data..................      146


             INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation Accounts and Reserves............      150


All other schedules are omitted because they are either not required, not significant, not applicable or the information is shown in another schedule, the financial statements or in the notes to financial statements.

-----------------------------------------------------------------
Report of Management


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

The company maintains an internal control structure designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal control structure is supported by written policies and guidelines and is complemented by a staff of internal auditors. Management believes that the system of internal controls in place at December 31, 1999, provides reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

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

/s/ J. J. Mulva                    /s/ T. C. Morris

J. J. Mulva                        T. C. Morris
Chairman of the Board and          Senior Vice President and
Chief Executive Officer            Chief Financial Officer

March 22, 2000

-----------------------------------------------------------------
Report of Independent Auditors


The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                               /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP

Tulsa, Oklahoma
March 22, 2000

------------------------------------------------------------------
Consolidated Statement of Income        Phillips Petroleum Company


Years Ended December 31                    Millions of Dollars
                                        --------------------------
                                           1999     1998      1997
                                        --------------------------
Revenues
Sales and other operating revenues      $13,571   11,545    15,210
Equity in earnings of
  affiliated companies                      101       75       126
Other revenues                              180      225        88
------------------------------------------------------------------
    Total Revenues                       13,852   11,845    15,424
------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products          8,182    6,493     9,127
Production and operating expenses         2,028    2,168     2,140
Exploration expenses                        225      317       242
Selling, general and
  administrative expenses                   665      697       660
Depreciation, depletion and
  amortization                              902      899       795
Property impairments                         69      403        68
Taxes other than income taxes               231      226       263
Interest expense                            279      200       198
Foreign currency transaction losses          33       14        30
Preferred dividend requirements of
  subsidiary and capital trusts              53       53        82
------------------------------------------------------------------
    Total Costs and Expenses             12,667   11,470    13,605
------------------------------------------------------------------
Income before income taxes and
  Kenai tax settlement                    1,185      375     1,819
Kenai tax settlement                          -       46        81
------------------------------------------------------------------
Income before income taxes                1,185      421     1,900
Provision for income taxes                  576      184       941
------------------------------------------------------------------
Net Income                              $   609      237       959
==================================================================

Net Income Per Share of Common Stock
  Basic                                 $  2.41      .92      3.64
  Diluted                                  2.39      .91      3.61
------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                               252,827  258,274   263,392
    Diluted                             254,433  260,152   265,419
------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


At December 31                                Millions of Dollars
                                              -------------------
                                                 1999        1998
                                              -------------------
Assets
Cash and cash equivalents                     $   138          97
Accounts and notes receivable
  (less allowances: 1999--$19; 1998--$13)       1,808       1,282
Inventories                                       515         540
Deferred income taxes                             143         217
Prepaid expenses and other current assets         169         224
-----------------------------------------------------------------
    Total Current Assets                        2,773       2,360
Investments and long-term receivables           1,103       1,004
Properties, plants and equipment (net)         11,086      10,585
Deferred income taxes                              83         100
Deferred charges                                  156         167
-----------------------------------------------------------------
Total                                         $15,201      14,216
=================================================================

Liabilities
Accounts payable                              $ 1,668       1,340
Notes payable and long-term debt due
  within one year                                  31         167
Accrued income and other taxes                    409         182
Other accruals                                    412         443
-----------------------------------------------------------------
    Total Current Liabilities                   2,520       2,132
Long-term debt                                  4,271       4,106
Accrued dismantlement, removal and
  environmental costs                             684         729
Deferred income taxes                           1,480       1,317
Employee benefit obligations                      483         424
Other liabilities and deferred credits            564         639
-----------------------------------------------------------------
Total Liabilities                              10,002       9,347
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips 66
  Capital Trusts I and II                         650         650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares authorized
  at $1.25 par value
    Issued (306,380,511 shares)
        Par value                                 383         383
        Capital in excess of par                2,098       2,055
    Treasury stock (at cost: 1999--24,409,545
      shares; 1998--25,259,040 shares)         (1,217)     (1,259)
    Compensation and Benefits Trust (CBT)
      (at cost: 1999--28,358,258 shares;
      1998--29,125,863 shares)                   (961)       (987)
Accumulated other comprehensive income
    Foreign currency translation adjustments      (38)        (22)
    Unrealized gains on securities                  7           9
Unearned employee compensation--Long-Term
  Stock Savings Plan (LTSSP)                     (286)       (303)
Retained earnings                               4,563       4,343
-----------------------------------------------------------------
Total Common Stockholders' Equity               4,549       4,219
-----------------------------------------------------------------
Total                                         $15,201      14,216
=================================================================
See Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Statement of Cash Flows    Phillips Petroleum Company


Years Ended December 31                     Millions of Dollars
                                         -------------------------
                                            1999     1998     1997
                                         -------------------------
Cash Flows From Operating Activities
Net income                               $   609      237      959
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                         902      899      795
      Property impairments                    69      403       68
      Dry hole costs and leasehold
        impairment                            92      152       91
      Deferred taxes                         160       84      283
      J-Block settlement                       -        -      161
      Kenai tax settlement                     -     (115)       -
      Other                                  (82)    (121)      12
    Working capital adjustments
      Increase in aggregate balance
        of accounts receivable sold            1      182        -
      Decrease (increase) in other
        accounts and notes receivable       (546)     272      245
      Decrease (increase) in inventories      16      (36)     (33)
      Decrease (increase) in prepaid
        expenses and other current assets     88       (9)      15
      Increase (decrease) in accounts
        payable                              343     (225)    (224)
      Increase (decrease) in taxes
        and other accruals                   289      (93)    (127)
------------------------------------------------------------------
Net Cash Provided by Operating Activities  1,941    1,630    2,245
------------------------------------------------------------------

Cash Flows From Investing Activities
Capital expenditures and investments,
  including dry hole costs                (1,690)  (2,052)  (2,043)
Proceeds from asset dispositions             225       86       21
Long-term advances to affiliates and
  other investments                          (17)     (18)     (34)
------------------------------------------------------------------
Net Cash Used for Investing Activities    (1,482)  (1,984)  (2,056)
------------------------------------------------------------------

Cash Flows From Financing Activities
Issuance of debt                             528    1,272      468
Repayment of debt                           (527)     (29)    (569)
Purchase of company common stock             (13)    (523)     (50)
Issuance of company common stock              24       13       20
Issuance of company-obligated mandatorily
  redeemable preferred securities              -        -      350
Redemption of preferred stock of
  subsidiary                                   -        -     (345)
Dividends paid on common stock              (344)    (353)    (353)
Other                                        (86)     (92)    (162)
------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                      (418)     288     (641)
------------------------------------------------------------------

Net Change in Cash and Cash Equivalents       41      (66)    (452)
Cash and cash equivalents at
  beginning of year                           97      163      615
------------------------------------------------------------------
Cash and Cash Equivalents at End of Year $   138       97      163
==================================================================
See Notes to Financial Statements.

---------------------------------------------------------------------
Consolidated Statement of Changes          Phillips Petroleum Company
in Common Stockholders' Equity


                                       Shares of Common Stock
                                -------------------------------------
                                                 Held in      Held in
                                     Issued     Treasury          CBT
                                -------------------------------------

December 31, 1996               306,380,511   13,878,480   29,200,000
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation adjustments
Comprehensive income
Cash dividends paid on common
  stock
Distributed under incentive
  compensation plans                            (971,198)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                                1,093,600
---------------------------------------------------------------------
December 31, 1997               306,380,511   14,000,882   29,200,000
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation adjustments
    Unrealized gain on
     available-for-sale
     securities
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation and other
  benefit plans                                 (518,042)     (74,137)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                               11,776,200
---------------------------------------------------------------------
December 31, 1998               306,380,511   25,259,040   29,125,863
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation adjustments
    Unrealized gains on
      securities, net of
      reclassification
      adjustments
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation and other
  benefit plans                                 (849,495)    (767,605)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
---------------------------------------------------------------------
December 31, 1999               306,380,511   24,409,545   28,358,258
=====================================================================



                                        Millions of Dollars
                              ---------------------------------------
                                            Common Stock
                              ---------------------------------------
                                Par      Capital in   Treasury
                              Value   Excess of Par      Stock    CBT
                              ---------------------------------------

December 31, 1996              $383           1,999       (757)  (989)
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation adjustments
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation plans                             32         55
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                                            (50)
---------------------------------------------------------------------
December 31, 1997               383           2,031       (752)  (989)
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation adjustments
  Unrealized gain on
    available-for-sale
    securities
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation and other
  benefit plans                                  24         28      2
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                                           (535)
---------------------------------------------------------------------
December 31, 1998               383           2,055     (1,259)  (987)
Net income
Other comprehensive income,
  net of tax
    Foreign currency
      translation adjustments
    Unrealized gains on
      securities, net of
      reclassification
      adjustments
Comprehensive income
Cash dividends paid on
  common stock
Distributed under incentive
  compensation and other
  benefit plans                                  43         42     26
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
---------------------------------------------------------------------
December 31, 1999              $383           2,098     (1,217)  (961)
=====================================================================



                                    Millions of Dollars
                      -----------------------------------------------
                        Accumulated      Unearned
                              Other      Employee
                      Comprehensive  Compensation   Retained
                             Income       --LTSSP   Earnings    Total
                      -----------------------------------------------

December 31, 1996                54          (378)     3,939    4,251
                                                                -----
Net income                                               959      959
Other comprehensive
  income, net of tax
    Foreign currency
      translation
      adjustments               (62)                              (62)
                                                                -----
Comprehensive income                                              897
                                                                -----
Cash dividends paid
  on common stock                                       (353)    (353)
Distributed under
  incentive
  compensation plans                                     (61)      26
Recognition of LTSSP
  unearned
  compensation                                 36                  36
Tax benefit of
  dividends on
  unallocated LTSSP
  shares                                                   7        7
Stock purchases                                                   (50)
---------------------------------------------------------------------
December 31, 1997                (8)         (342)     4,491    4,814
                                                                -----
Net income                                               237      237
Other comprehensive
  income, net of tax
    Foreign currency
      translation
      adjustments               (14)                              (14)
  Unrealized gain on
    available-for-sale
    securities                    9                                 9
                                                                -----
Comprehensive income                                              232
                                                                -----
Cash dividends paid
  on common stock                                       (353)    (353)
Distributed under
  incentive
  compensation and
  other benefit plans                                    (38)      16
Recognition of LTSSP
  unearned
  compensation                                 39                  39
Tax benefit of
  dividends on
  unallocated LTSSP
  shares                                                   6        6
Stock purchases                                                  (535)
---------------------------------------------------------------------
December 31, 1998               (13)         (303)     4,343    4,219
                                                                -----
Net income                                               609      609
Other comprehensive
  income, net of tax
    Foreign currency
      translation
      adjustments               (16)                              (16)
    Unrealized gains
      on securities,
      net of
      reclassification
      adjustments                (2)                               (2)
                                                                -----
Comprehensive income                                              591
                                                                -----
Cash dividends paid
  on common stock                                       (344)    (344)
Distributed under
  incentive
  compensation and
  other benefit plans                                    (50)      61
Recognition of LTSSP
  unearned
  compensation                                 17                  17
Tax benefit of
  dividends on
  unallocated LTSSP
  shares                                                   5        5
---------------------------------------------------------------------
December 31, 1999               (31)         (286)     4,563    4,549
=====================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Accounting Policies

o Consolidation Principles and Investments--Majority-owned, controlled subsidiaries are consolidated. Investments in affiliates in which the company owns 20 percent to 50 percent of voting control are generally accounted for under the equity method. Undivided interests in oil and gas joint ventures, pipelines and natural gas plants are consolidated on a pro rata basis. Other securities and investments are generally carried at cost.

o Revenue Recognition--Revenues associated with sales of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and all other items are recorded when title passes to the customer. Revenues from the production of natural gas properties in which the company has an interest with other producers are recognized based on the actual volumes sold by the company during the period. Any differences between volumes sold and entitlement volumes, based on the company's net working interest, which are deemed non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are not significant.

o Reclassification--Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

o Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

o Cash Equivalents--Cash equivalents are highly liquid short-term investments that are readily convertible to known amounts of cash and have original maturities within three months from their date of purchase.

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

      Exploratory Costs--Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves that are in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is under way or firmly planned.

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

o Depreciation and Amortization--Depreciation and amortization of properties, plants and equipment are determined by the group-straight-line method, the individual-unit-straight-line method, or the unit-of-production method, applying the method considered most appropriate for each type of property.

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

   The expected future cash flows used for impairment reviews and related fair value calculations are based on production volumes, prices and costs used for planning purposes by the company. These may differ from levels prevalent at the impairment review date due to anticipated changes in outlook for production levels, supply and demand influences in the marketplace, and general inflation. If the future production price risk has been hedged, the hedged price is used in the calculations for the period and quantities hedged. The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. The price and cost outlook assumptions used in impairment reviews differ from the assumptions used in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities. In that disclosure, Financial Accounting Standards Board (FASB) Statement No. 69, "Disclosures about Oil and Gas Producing Activities," requires the use of prices and costs at the balance sheet date, with no projection of future changes in those assumptions.

o Maintenance and Repairs--Maintenance and repair costs incurred, which are not significant improvements, are expensed. The estimated turnaround costs of major producing units are accrued in other liabilities over the estimated interval between turnarounds.

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

Note 2--Inventories

Inventories at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              1999           1998
                                              -------------------

Crude oil and petroleum products              $145            177
Chemical products                              285            274
Materials, supplies and other                   85             89
-----------------------------------------------------------------
                                              $515            540
=================================================================


Included were inventories valued on a LIFO basis totaling
$229 million and $330 million at December 31, 1999 and 1998, respectively. The remainder of the company's inventories are valued under various other methods, including first-in, first-out
(FIFO), weighted average and standard cost. The excess of current replacement cost over LIFO cost of inventories amounted to $599 million and $258 million at December 31, 1999 and 1998, respectively.


Note 3--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                1999         1998
                                              -------------------
Investments in and advances to affiliated
  companies                                   $  770          751
Long-term receivables                            115           74
Other investments                                218          179
-----------------------------------------------------------------
                                              $1,103        1,004
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

                                           Millions of Dollars
                                       --------------------------
                                         1999      1998      1997
                                       --------------------------

Revenues                               $3,000     2,792     3,203
Income before income taxes                652       534       658
Net income                                442       356       470
Current assets                          1,060       790       856
Other assets                            3,692     3,460     3,076
Current liabilities                       805       738       777
Other liabilities                       1,855     1,280     1,300
-----------------------------------------------------------------


At December 31, 1999, retained earnings included $105 million related to the undistributed earnings of these affiliated companies, and distributions received from them were $111 million, $78 million and $96 million in 1999, 1998 and 1997, respectively.


Sweeny Olefins Limited Partnership (SOLP)

Phillips is a general partner and has a 50 percent interest in SOLP, which owns and operates a 2-billion-pound-per-year ethylene plant located adjacent to the company's Sweeny, Texas, refinery. At December 31, 1999, Phillips' share of SOLP was carried at a net investment of $270 million. During construction of this facility, the company made advances to the partnership under a subordinated loan agreement to fund certain costs related to completing the project. In 1992, the company sold participating interests in the subordinated loan agreement to a syndicate of banks for $211 million under a participation agreement. The sale of this receivable is subject to recourse, in that the company has a contingent obligation to pay the amounts due to the participating banks if SOLP fails to pay. The fair value of the recourse guarantee to the participating banks is not significant. The balance of the subordinated loan at December 31, 1999, was $110 million. During 1995, SOLP entered into a second subordinated loan agreement with Phillips, with essentially the same terms as the first, for $120 million to fund three new furnaces for the ethylene plant. In November 1999, the second subordinated loan was increased by $20 million to fund expenditures for improvements in plant operating efficiency. The balance of the second subordinated loan at December 31, 1999, was $105 million.

The partnership agreement contains certain conditions for the withdrawal of the second general partner. Once this general partner has achieved a target-specified after-tax internal rate of return on its investment, its 49.49 percent general partnership interest is withdrawn with no additional cash distribution required. Subsequently, the other partner's remaining .51 percent limited partnership interest would continue, but Phillips has an option to purchase the .51 percent interest at a formula-based fair value. After the withdrawal of the other general partner, Phillips will control SOLP and begin consolidation.


Merey Sweeny, L.P. (MSLP)

In August 1998, MSLP was formed to build and own a 58,000-barrel-per-day delayed coker, vacuum unit and related facilities to be located at Phillips' Sweeny Complex. MSLP is a development stage enterprise that is currently engaged in the construction of the facilities. Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold a 50 percent interest in the project, for which the total cost is estimated at $538 million. During 1998, the limited partnership issued
$25 million of tax-exempt bonds due 2018. Phillips' December 31, 1998, balance sheet included $13 million of long-term debt related to the company's direct guarantee of its 50 percent of this financing. During 1999, MSLP issued $350 million of 8.85% Bonds due 2019 and entered into a 15-year, $80 million bank facility. At December 31, 1999, nothing had been drawn under the credit facility. The proceeds of the bond issues will be used to fund the project. Any additional expenditures will be funded through the bank facility or equity contributions. In connection with any financing, the partners have agreed that each will make, or cause to be made, capital contributions to the partnership on a pro rata joint-and-several basis to the extent necessary to successfully complete construction. Once start-up certification is achieved, the bonds are non-recourse with respect to the two owners and owners of the bonds can look only to MSLP's cash flows for payment.


Qatar Chemical Company Ltd. (Q-Chem)

In 1997, Phillips entered into an agreement with Qatar General Petroleum Corporation to form a joint venture to develop a major petrochemical complex in Qatar, at an estimated cost of $1.16 billion. During 1999, Q-Chem, the joint-venture company established by the co-venturers, signed a $750 million bank financing agreement for the construction of the complex. At December 31, 1999, $51 million (excluding accrued interest) had been drawn under this financing agreement. After the bank financing has been fully drawn, Phillips will be required to fund any remaining construction costs under a subordinated loan agreement with Q-Chem. In connection with the bank financing, the co-venturers have agreed that, if the complex is not successfully completed by August 31, 2003 (which may be extended for up to one year due to force majeure), each will make, or cause to be made, capital contributions on a pro rata, several basis to the extent necessary to cover bank financing service requirements including, if demanded, repayment of principal. After construction is successfully completed, the bank financing is non-recourse with respect to the two co-venturers and the lenders can look only to Q-Chem's cash flows for payment, except Phillips has agreed to provide up to $75 million of credit support to the venture under a contingent equity loan agreement. Construction has begun, with start-up scheduled for mid-2002.
The complex is expected to have annual capacities of 1.1 billion pounds of ethylene, 1 billion pounds of polyethylene, and 100 million pounds of hexene-1. Phillips owns 49 percent of Q-Chem.


Note 4--Properties, Plants and Equipment

The company's investment in properties, plants and equipment
(PP&E), with accumulated depreciation, depletion and amortization
(DD&A), at December 31 was:

                              Millions of Dollars
             -----------------------------------------------------
                        1999                        1998
             -------------------------    ------------------------
               Gross               Net     Gross               Net
                PP&E     DD&A     PP&E      PP&E     DD&A     PP&E
             -------------------------    ------------------------

E&P          $12,326    6,744    5,582    12,849    7,600    5,249
GPM            2,316    1,275    1,041     2,145    1,201      944
RM&T           4,611    2,131    2,480     4,289    2,032    2,257
Chemicals      2,963    1,210    1,753     2,872    1,145    1,727
Corporate
  and Other      512      282      230       713      305      408
------------------------------------------------------------------
             $22,728   11,642   11,086    22,868   12,283   10,585
==================================================================

Note 5--Comprehensive Income

Effective January 1, 1998, the company adopted FASB Statement
No. 130, "Reporting Comprehensive Income." Phillips has elected to display comprehensive income and its components in its Statement of Changes in Common Stockholders' Equity.

                                         Millions of Dollars
                                   ------------------------------
                                                   Tax
                                   Before-Tax  Expense  After-Tax
                                   ------------------------------
1999
Unrealized gains on securities
    Unrealized gains arising
      during the period                  $  3        1          2
    Less: reclassification
      adjustment for gains
      realized in net income                6        2          4
-----------------------------------------------------------------
        Net unrealized gains               (3)      (1)        (2)
Foreign currency translation
  adjustments                             (16)       -        (16)
-----------------------------------------------------------------
Other comprehensive income               $(19)      (1)       (18)
=================================================================

1998
Unrealized gains on securities           $ 14        5          9
Foreign currency translation
  adjustments                             (14)       -        (14)
-----------------------------------------------------------------
Other comprehensive income               $  -        5         (5)
=================================================================

1997
Foreign currency translation
  adjustments                            $(62)       -        (62)
-----------------------------------------------------------------
Other comprehensive income               $(62)       -        (62)
=================================================================


Deferred taxes have not been provided on temporary differences related to foreign currency translation adjustments for investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration.

Unrealized gains on securities relate to available-for-sale securities held by the irrevocable grantor trusts that fund the company's domestic, non-qualified supplemental key employee pension plans (see Note 15--Employee Benefit Plans). The company has no trading securities.

Note 6--Impairments

During 1999, 1998 and 1997, the company recognized the following before-tax impairment charges:

                                             Millions of Dollars
                                             --------------------
                                             1999    1998    1997
                                             --------------------
U.S. E&P properties, primarily Gulf
  of Mexico and Gulf Coast area               $11     231      48
United Kingdom E&P offshore properties         30     147      15
Other foreign E&P                              28      15       -
Retail service stations                         -       -       1
Chemical assets                                 -       7       4
Corporate assets                                -       3       -
-----------------------------------------------------------------
                                              $69     403      68
=================================================================


After-tax, the above impairment charges by segment were:

                                             Millions of Dollars
                                             --------------------
                                             1999    1998    1997
                                             --------------------

E&P                                           $34     267      42
RM&T                                            -       -       1
Chemicals                                       -       5       3
Corporate                                       -       2       -
-----------------------------------------------------------------
                                              $34     274      46
=================================================================


The U.S. E&P impairment charges in 1999 were primarily related to the Agate subsalt field in the Gulf of Mexico, where a downhole well failure resulted in the shutdown of the field. The U.K. E&P impairment charges in 1999 were primarily related to the Renee and Maureen fields. The Renee impairment was triggered by an unsuccessful development well, while the Maureen impairment resulted from upward revisions of platform dismantlement costs. Other foreign E&P impairments in 1999 were caused by upward revisions of decommissioning costs related to outlying fields in the Ekofisk area.

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

The facts leading to the impairment of E&P properties in 1997 were unsuccessful development drilling and downward reserve revisions for the Garden Banks blocks 70/71 field in the Gulf of Mexico, increased drilling costs for a well at the West Cameron block 146 field in the Gulf of Mexico, and downward reserve revisions for fields located in the U.K. North Sea.


Note 7--Accrued Dismantlement, Removal and Environmental Costs

At December 31, 1999 and 1998, the company had accrued
$688 million and $725 million, respectively, of dismantlement and removal costs, primarily related to worldwide offshore production facilities and to production facilities at Prudhoe Bay in Alaska. Estimated total future dismantlement and removal costs at December 31, 1999, were $1,037 million. These costs are accrued primarily on the unit-of-production method.

Phillips had accrued environmental costs, primarily related to clean-up of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations, and other various costs, of $25 million and $30 million at December 31, 1999 and 1998, respectively. Phillips had also accrued $29 million and $32 million of environmental costs associated with discontinued or sold operations at December 31, 1999 and 1998, respectively. Also, $5 million was included at December 31, 1999 and 1998, for sites where the company has been named a Potentially Responsible Party. At December 31, 1999 and 1998, $3 million and $4 million, respectively, had been accrued for other environmental litigation. Total environmental accruals at December 31, 1999 and 1998, were $62 million and $71 million, respectively.

Of the total $750 million of accrued dismantlement, removal and environmental costs at December 31, 1999, $66 million was classified as a current liability on the balance sheet, under the caption "Other accruals." At year-end 1998, $67 million was classified as current.

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

The income associated with the cash payment is being recognized over the term of the gas supply contract. Income of $20 million, $16 million, and $7 million was recognized in 1999, 1998 and 1997, respectively, and was reported as part of sales and other operating revenues. At December 31, 1999, $118 million was still deferred and will be recognized over the remaining term of the gas supply contract, estimated to terminate June 2010, as the gas delivery commitment is satisfied.

Note 9--Debt

Long-term debt at December 31 was:

                                             Millions of Dollars
                                            ---------------------
                                              1999           1998
                                            ---------------------

9 3/8% Notes due 2011                       $  350            349
9.18% Notes due September 15, 2021             300            300
9% Notes due 2001                              250            250
8.86% Notes due May 15, 2022                   250            250
8.49% Notes due January 1, 2023                250            250
7.92% Notes due April 15, 2023                 250            250
7.20% Notes due November 1, 2023               250            250
7.125% Debentures due March 15, 2028           295            295
7% Debentures due 2029                         198              -
6.65% Notes due March 1, 2003                  100            100
6.65% Debentures due July 15, 2018             299            299
6 3/8% Notes due 2009                          300              -
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 due 2007                          19             19
Revolving debt due to banks and others
  through 2004 at 5.5% - 8.9%                  767          1,152
Guarantee of LTSSP bank loan payable
  at 5.5% - 6.375%                             378            397
Medium-term notes due 1999 at 7.95% - 8%         -             84
Other obligations                               46             28
-----------------------------------------------------------------
Total debt                                   4,302          4,273
Notes payable and long-term debt due
  within one year                              (31)          (167)
-----------------------------------------------------------------
Long-term debt                              $4,271          4,106
=================================================================


Maturities in 2000 through 2004 are: $31 million (included in current liabilities), $529 million, $455 million, $101 million and $31 million, respectively.

During 1999, the company issued $300 million of 6 3/8% Notes due
2009 and $200 million of 7% Debentures due 2029 in the public market.

During 1998, the company's LTSSP retired the first of its two term loans. The second loan will require annual installments beginning in 2005, continuing through 2015. At December 31, 1999, $378 million was outstanding. Under this bank loan, any participating bank in the syndicate of lenders may cease to participate on December 5, 2004, by giving not less than 180 days' prior notice to the LTSSP and the company. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 2005.

Each bank participating in the LTSSP loan has the optional right, if the current company directors or their approved successors cease to be a majority of the Board of Directors (Board), and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice. (See Note 15--Employee Benefit Plans for additional discussion of the LTSSP.)

At December 31, 1999, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $456 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. The company's wholly owned subsidiary, Phillips Petroleum Company Norway, has $600 million available under two revolving credit facilities. At December 31, 1999, $300 million was outstanding under these facilities.

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


Note 11--Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts Held for Purposes
Other Than Trading

The company and certain of its subsidiaries may use financial and commodity-based derivative contracts to manage exposures to currency and commodity price fluctuations. For every derivative contract used, there is an offsetting physical or financial position, firm commitment or anticipated transaction. Neither Phillips nor its subsidiaries hold or issue derivative financial instruments with leveraged features. In 1999 and 1998, the net realized and unrealized gains and losses from derivative contracts were not material to the company's financial statements.

Financial Derivative Contracts--The company on occasion uses forward exchange contracts to manage exposures to currency exchange rate fluctuations associated with certain assets, liabilities and firm commitments. All forward exchange contracts are adjusted monthly to fair market value with recognition of the resulting gains and losses which offset gains and losses on the underlying exposures. There were no outstanding financial contracts at December 31, 1999 or 1998.

Commodity Derivative Contracts--Phillips uses commodity-based swaps and futures to manage exposures to commodity price fluctuations. The following table summarizes the company's major commodity hedging activities. The notional volumes represent only the amounts hedged, not the net market exposure of the items hedged, which is significantly less.

                                          Notional Volume Positions
                                          -------------------------
                                                 December 31
                                Class of  -------------------------
                              Derivative      1999             1998
                              ----------  -------------------------
Source of Commodity Price Risk
Crude oil (thousands of
  barrels)
    Timing differences
      between purchases and
      refining                   Futures     1,742              650
-------------------------------------------------------------------
Refined products (thousands
  of barrels)
    Feedstock-to-product
      margins                      Swaps     4,854            6,000
                                 Futures        25              896
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

The credit risk from the company's over-the-counter derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction, typically a major bank or financial institution. Phillips does not anticipate non-performance by any of these counterparties, none of whom does sufficient volume with the company to create a significant concentration of credit risk. Futures contracts have a negligible credit risk because they are traded on the New York Mercantile Exchange or the International Petroleum Exchange of London Limited.


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

Commodity futures: Fair value is based on quoted market prices obtained from the New York Mercantile Exchange and International
Petroleum Exchange of London Limited.

Certain company financial instruments at December 31 were:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------  -------------
                                     1999     1998   1999    1998
                                   ---------------  -------------
Financial assets
  Futures                          $    1        -      1       -
  Swaps                                 -        -     12       -
Financial liabilities
  Total debt, including
    current maturities              4,302    4,273  4,224   4,527
  Mandatorily redeemable
    preferred securities              650      650    591     680
  Futures                               -        *      -       *
  Swaps                                 -        -      *       6
-----------------------------------------------------------------
*Indicates amount was less than $1 million.


New Accounting Standard

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It was scheduled to be effective for fiscal years beginning after June 15, 1999, but was postponed for one year by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB
Statement No. 133." The company will be required to adopt Statement No. 133 on January 1, 2001, and is currently in the early stages of its implementation effort. For additional information, see "New Accounting Standards" in Management's Discussion and Analysis, which is incorporated herein by reference.


Note 12--Preferred Stock

Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips 66 Capital Trusts

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


Preferred Stock

Phillips has 300 million shares of preferred stock authorized, none of which was issued or outstanding at December 31, 1999, or 1998.


Preferred Stock of Subsidiary

In December 1997, the company's subsidiary, Phillips Gas Company, redeemed its 13,800,000 shares of Series A 9.32% Cumulative
Preferred Stock at par.

Note 13--Preferred Share Purchase Rights

Phillips' Board of Directors authorized and declared a dividend of one preferred share purchase right for each common share outstanding on August 1, 1999, and authorized and directed the issuance of one right per common share for any shares issued after that date. These rights replace the rights issued under the company's shareholder rights plan that expired July 31, 1999. The new rights, which expire July 31, 2009, will be exercisable only if a person or group acquires 15 percent or more of the company's common stock or announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercise price of $180. In addition, the rights enable holders to either acquire additional shares of Phillips common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The rights may be redeemed by the company in whole, but not in part, for one cent per right.


Note 14--Non-Mineral Operating Leases

The company leases ocean transport vessels, tank and hopper railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. At December 31, 1999, future minimum payments due under non-cancelable operating leases were:

                                                         Millions
                                                       of Dollars
                                                       ----------

2000                                                         $ 79
2001                                                           61
2002                                                           55
2003                                                           46
2004                                                           41
Remaining years                                               277
-----------------------------------------------------------------
                                                             $559
=================================================================


The amounts above do not include guaranteed residual values of $99 million related to retail service station leases, and binding purchase options totaling $239 million on two liquefied natural gas tankers. The company and its co-venturer in the Kenai liquefied natural gas plant lease two tankers that are used to transport liquefied natural gas from Kenai, Alaska, to Japan. In June 1999, a purchase option on these tankers held by the company and its co-venturer was allowed to become a binding commitment.

In the event that the company and its co-venturer do not modify the existing lease arrangements or enter into new lease arrangements, the purchase date for the first tanker would be June 2000, and December 2000 for the second.

Operating lease rental expense for years ended December 31 was:

                                           Millions of Dollars
                                         ------------------------
                                         1999      1998      1997
                                         ------------------------

Total rentals                            $143       137       131
Less sublease rentals                       2         2         2
-----------------------------------------------------------------
                                         $141       135       129
=================================================================

Note 15--Employee Benefit Plans

Pension and Postretirement Plans

Effective January 1, 1998, the company adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." An analysis of the projected benefit obligations for the company's pension plans and accumulated benefit obligations for its postretirement health and life insurance plans follows:

                                       Millions of Dollars
                                ---------------------------------
                                Pension Benefits   Other Benefits
                                ----------------   --------------
                                  1999      1998   1999      1998
                                ----------------   --------------
Change in Benefit Obligation
Benefit obligation at January 1 $1,430     1,252    142       135
Service cost                        58        56      3         3
Interest cost                       96        91      9         8
Plan participants'
  contributions                      2         1      9         9
Plan amendments                     11         3      -         -
Actuarial loss/(gain)             (123)       87     (9)        1
Benefits paid                     (127)      (53)   (22)      (21)
Curtailment                         (7)      (11)     -         5
Settlement                          (7)       (4)     -         -
Recognition of termination
  benefits                           1        12      -         2
Foreign currency exchange
  rate change                      (20)       (4)     -         -
-----------------------------------------------------------------
Benefit obligation at
  December 31                   $1,314     1,430    132       142
=================================================================
Accumulated benefit
  obligation portion of
  above at December 31          $  981     1,066
================================================

Change in Fair Value of
  Plan Assets
Fair value of plan assets at
  January 1                     $1,162       999     26        29
Actual return on plan assets       150       137      1         2
Company contributions               69        86      9         7
Plan participant contributions       2         1      9         9
Benefits paid                     (127)      (53)   (22)      (21)
Settlement                          (7)       (4)     -         -
Foreign currency exchange
  rate change                      (19)       (4)     -         -
-----------------------------------------------------------------
Fair value of plan assets at
  December 31                   $1,230     1,162     23        26
=================================================================

                                       Millions of Dollars
                                ---------------------------------
                                Pension Benefits   Other Benefits
                                ----------------   --------------
                                 1999       1998   1999      1998
                                ----------------   --------------
Funded Status
Excess obligation               $ (84)      (268)  (109)     (116)
Unrecognized net actuarial
  loss/(gain)                     (75)       125      8        19
Unrecognized prior service cost    56         50    (10)      (18)
Unrecognized net transition
  asset                            (7)       (13)     -         -
-----------------------------------------------------------------
Total recognized amount in the
  consolidated balance sheet    $(110)      (106)  (111)     (115)
=================================================================

Components of above amount:
    Prepaid benefit cost        $  35         48      -         -
    Accrued benefit liability    (145)      (154)  (111)     (115)
-----------------------------------------------------------------
Total recognized                $(110)      (106)  (111)     (115)
=================================================================

Weighted Average Assumptions
  as of December 31
Discount rate                    7.30%      6.60   7.50      6.50
Expected return on plan assets   9.20       9.40   6.40      6.50
Rate of compensation increase    4.00       4.00   4.00      4.00
-----------------------------------------------------------------


As of December 31, 1999, the health care cost trend rate is assumed to decrease gradually from 6.5 percent in 2000 to 5 percent in 2003 and 2004. No increases in medical costs are assumed for years beginning in 2005 because of a provision in the health plan that freezes the company's contribution at 2004 levels.

                                       Millions of Dollars
                              -----------------------------------
                               Pension Benefits   Other Benefits
                              -----------------  ----------------
                               1999  1998  1997  1999  1998  1997
                              -----------------  ----------------
Components of Net Periodic
  Benefit Cost
Service cost                  $  58    56    50     3     3     3
Interest cost                    96    91    81     9     8     9
Expected return on plan assets (107)  (91)  (75)   (2)   (2)   (2)
Amortization of prior service
  cost                            5     4     4    (7)   (7)   (4)
Recognized net actuarial loss    18    15    13     2     2     1
Amortization of net asset        (7)   (7)   (7)    -     -     -
-----------------------------------------------------------------
Net periodic benefit cost     $  63    68    66     5     4     7
=================================================================


The company recorded settlement losses of $8 million in 1999 and $2 million in 1998.

In determining net pension and other postretirement benefit costs, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years.

All of the company's tax-qualified pension plans have plan assets in excess of their accumulated benefit obligations. Certain of the company's tax-qualified pension plans have plan assets in excess of their projected benefit obligations. The value of plan assets and the projected benefit obligations for these plans were $447 million and $407 million, respectively, as of December 31, 1999, and $251 million and $234 million, respectively, as of December 31, 1998.

The company's domestic non-qualified supplemental key employee plans are funded by means of irrevocable grantor trusts, not out of the assets reflected in the above table. The grantor trusts are funded based on actuarial calculations performed by an independent actuary. The projected and accumulated benefit obligations for the non-qualified plans were $83 million and $60 million, respectively, as of December 31, 1999, and $92 million and $68 million, respectively, as of December 31, 1998.

The company has non-pension postretirement benefit plans for health and life insurance. The health care plan is contributory, with participant and company contributions adjusted annually; the life insurance plan is non-contributory. Early retirees in the health care plan not yet eligible for Medicare pay approximately 50 percent of the cost of coverage, while retirees born prior to March 1921 have fixed premiums that do not change. Other retirees in the health plan essentially pay their own way. The present cost sharing for early retirees is expected to remain in effect through 2004. Beginning in 2005, company contributions for early retirees will be capped at 2004 levels.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the 1999 amounts:

                                             Millions of Dollars
                                             --------------------
                                             One-Percentage-Point
                                             --------------------
                                             Increase    Decrease
                                             --------    --------
Effect on total of service and interest
  cost components                                  $-           -
Effect on the postretirement benefit
  obligation                                        3          (2)
-----------------------------------------------------------------

Termination Benefits

In late 1998, as part of general cost reduction programs, Phillips identified 1,267 staffed positions to be eliminated, primarily in the company's E&P segment and corporate staffs. The positions identified and the benefits payable were subject to a pre-existing layoff plan. This resulted in a $91 million before-tax charge ($61 million after-tax) in 1998.

During 1999, the company identified an additional 290 positions to be eliminated, also subject to benefits payable under a pre-existing layoff plan. Of these positions, 150 were primarily aligned with the company's GPM, RM&T and Chemicals segments, while 140 were related to the company's Norwegian operations, primarily in office staff positions.

The following tables provide information on the company's layoff expenses and accruals associated with these cost reduction programs, as well as the number of employees impacted. The accrual amounts include amounts that are expected to be reimbursed by co-venturers under applicable agreements.

                                                         Millions
                                                       of Dollars
                                                       ----------

Severance liability at December 31, 1998                     $141
Additional severance accruals                                  35
Adjustments to severance accruals                             (15)
Foreign currency translation adjustments                       (4)
Benefit payments                                              (84)
-----------------------------------------------------------------
Severance liability at December 31, 1999                     $ 73*
=================================================================
*Included $38 million in severance costs classified as a long-term liability. These benefits will be paid out over a 10-year period.

                                                           Number
                                                     of Employees
                                                     ------------
Staffed positions identified for termination at
  December 31, 1998                                         1,267
Additional positions identified in 1999                       290
Positions terminated in 1999 (notifications given)         (1,536)
-----------------------------------------------------------------
Staffed positions remaining to be terminated at
  December 31, 1999                                            21
=================================================================

The company recorded the following before-tax charges in connection with work force reductions:

                                            Millions of Dollars
                                           ----------------------
                                           1999     1998     1997
                                           ----------------------

Severance costs                             $ 9       73        5
Termination benefits                          1       14        1
Curtailment losses                            -        6        1
-----------------------------------------------------------------
                                            $10       93        7
=================================================================


Defined Contribution Plans

Most employees may elect to participate in the company-sponsored Thrift Plan by contributing a portion of their earnings to any of several investment funds. A percentage of the employee contribution is matched by the company. Company contributions charged to expense were $6 million each in 1999, 1998 and 1997. The company's LTSSP is a leveraged employee stock ownership plan. Most employees may elect to participate in the LTSSP by contributing 1 percent of their salaries and receiving an allocation of shares of common stock proportionate to their contributions. In 1990 and 1988, the LTSSP borrowed funds that were used to purchase previously unissued shares of company common stock. The 1988 loan was fully repaid during 1998. Since the company guarantees the LTSSP's borrowings, the unpaid balance is reported as a liability of the company and unearned compensation is shown as a reduction of common stockholders' equity. Dividends on all shares are charged against retained earnings. The debt is serviced by the LTSSP from company contributions and dividends received on certain shares of common stock held by the plan. The shares held by the LTSSP are released for allocation to participant accounts based on debt service payments on LTSSP borrowings. In addition, during the period from 1999 through 2005, when no debt principal payments are scheduled to occur, the company has committed to make direct contributions of stock to the LTSSP, or make prepayments on LTSSP borrowings, to ensure a certain minimum level of stock allocation to participant accounts.

The company recognizes interest expense as incurred and compensation expense based on the fair market value of the stock contributed or on the cost of the unallocated shares released, using the shares-allocated method. The company recognized total LTSSP expense of $35 million, $26 million and $27 million in 1999, 1998 and 1997, respectively, all of which was compensation expense. The company made cash contributions to the LTSSP in 1998 and 1997 of $15 million and $20 million, respectively. In

1999 the company contributed 767,605 shares of Phillips common stock from the Compensation and Benefits Trust. The shares had a fair market value of $36 million. Dividends used to service debt were $41 million, $38 million and $32 million in 1999, 1998 and 1997, respectively. These dividends reduced the amount of expense recognized each period. Interest incurred on the LTSSP debt in 1999, 1998 and 1997 was $22 million, $25 million and $26 million, respectively.

The total LTSSP shares as of December 31 were:

                                               1999          1998
                                         ------------------------
Unallocated shares                       10,111,006    10,726,645
Allocated shares                         17,495,096    18,618,668
-----------------------------------------------------------------
Total LTSSP shares                       27,606,102    29,345,313
=================================================================


Incentive Compensation Plans

The company has a Performance Incentive Program and an Annual Incentive Compensation Plan to provide awards to most employees with additional compensation if key safety, operating and financial objectives are met. In anticipation of awards under both of these plans and the Omnibus Securities Plan, provisions of $82 million, $53 million and $64 million were charged against earnings in 1999, 1998 and 1997, respectively.

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

Stock options granted under provisions of the Plan and earlier plans permit purchase of the company's common stock at exercise prices equivalent to the average market price of the stock on the date the options were granted. The options have terms of 10 years and normally become exercisable in increments of up to 25 percent on each anniversary date following the date of grant. Stock Appreciation Rights (SARs) may, from time to time, be affixed to the options. Options exercised in the form of SARs permit the holder to receive stock, or a combination of cash and stock, subject to a declining cap on the exercise price.

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
(APB No. 25), and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Because the exercise price of Phillips' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. If the provisions of FASB Statement No. 123 had been applied, net income would have been reduced $10 million, $8 million and $6 million in 1999, 1998 and 1997, respectively. Basic and diluted earnings per share would have been reduced
$.04 in 1999, and $.03 in 1998 and $.02 in 1997.  The average grant-date fair values of options awarded during 1999, 1998, and 1997 were $9.92, $8.65, and $9.87, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 3 percent in all years; expected life of 5 years in all years; expected volatility of 21 percent in 1999 and 21.2 percent in 1998 and 1997; and risk-free interest rate of 6.0 percent in 1999, 4.8 percent in 1998 and 6.4 percent in 1997.

A summary of Phillips' stock option activity follows:

                                                 Weighted-Average
                                       Options     Exercise Price
                                    ----------   ----------------

Outstanding at December 31, 1996     6,963,403             $28.76
Granted                              1,181,103              44.93
Exercised                           (1,177,307)             25.01
Forfeited                              (50,948)             40.25
----------------------------------------------   ----------------
Outstanding at December 31, 1997     6,916,251             $32.07
Granted                              2,871,695              45.40
Exercised                             (740,019)             25.79
Forfeited                              (38,699)             43.01
----------------------------------------------   ----------------
Outstanding at December 31, 1998     9,009,228             $36.79
Granted                              2,010,980              47.09
Exercised                           (1,086,987)             27.45
Forfeited                              (88,708)             46.15
----------------------------------------------   ----------------
Outstanding at December 31, 1999     9,844,513             $39.84
==============================================   ----------------


Outstanding at December 31, 1999
                                        Weighted-Average
                               ----------------------------------
Exercise Prices      Options   Remaining Lives     Exercise Price
----------------   ---------   ---------------     --------------

$22.57 to $31.44   2,661,456        3.65 years             $28.69
$32.25 to $44.91   2,328,928        6.81 years              38.53
$45.75 to $53.13   4,854,129        8.84 years              46.57
-----------------------------------------------------------------

Exercisable at December 31
                                                 Weighted-Average
                   Exercise Prices      Options    Exercise Price
                  ----------------    ---------  ----------------

1999              $22.57 to $31.44    2,661,456            $28.69
                  $32.25 to $44.91    1,277,554             36.85
                  $45.75 to $50.72      962,881             46.18
-----------------------------------------------------------------
1998              $12.82 to $31.44    3,360,416            $27.83
                  $32.25 to $50.72    1,012,356             38.04
-----------------------------------------------------------------
1997              $12.63 to $31.44    3,436,254            $26.74
                  $32.25 to $50.72      412,916             35.34
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

The company sold 29.2 million shares of previously unissued Phillips common stock, $1.25 par value, to the CBT in 1995 for $37 million of cash, previously contributed to the CBT by Phillips, and a promissory note from the CBT to Phillips of $952 million. The CBT is consolidated by Phillips, therefore the cash contribution and promissory note are eliminated in consolidation. Shares held by the CBT are valued at cost and do not affect earnings per share or total common stockholders' equity until after they are transferred out of the CBT. In 1998, 74,137 shares were transferred out of the CBT. In 1999, 767,605 shares were transferred out, leaving 28.4 million shares at December 31, 1999. All shares are required to be transferred out of the CBT by January 1, 2021.

Note 16--Taxes

Taxes charged to income were:

                                            Millions of Dollars
                                           ----------------------
                                           1999     1998     1997
                                           ----------------------
Taxes Other Than Income Taxes
Property                                   $ 82       81       82
Production                                   58       41       69
Payroll                                      60       57       55
Environmental                                16       33       37
Other                                        15       14       20
-----------------------------------------------------------------
                                            231      226      263
-----------------------------------------------------------------
Income Taxes
Federal
  Current                                    42        4      145
  Deferred                                   91      (50)     142
Foreign
  Current                                   302      170      547
  Deferred                                  127       44       72
State and local
  Current                                     7        8       16
  Deferred                                    7        8       19
-----------------------------------------------------------------
                                            576      184      941
-----------------------------------------------------------------
Total taxes charged to income              $807      410    1,204
=================================================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                1999         1998
                                              -------------------
Deferred Tax Liabilities
Depreciation, depletion and amortization      $2,429        2,220
Other                                             39           41
-----------------------------------------------------------------
Total deferred tax liabilities                 2,468        2,261
-----------------------------------------------------------------
Deferred Tax Assets
Contingency accruals                              49           44
Benefit plan accruals                            241          247
Accrued dismantlement, removal and
  environmental costs                            260          272
Other financial accruals and deferrals            87          124
Alternative minimum tax and other
  credit carryforwards                           430          440
Loss carryforwards                               429          422
Other                                             45           39
-----------------------------------------------------------------
Total deferred tax assets                      1,541        1,588
Less valuation allowance                         328          327
-----------------------------------------------------------------
Net deferred tax assets                        1,213        1,261
-----------------------------------------------------------------
Net deferred tax liabilities                  $1,255        1,000
=================================================================


Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will more likely than not be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. Based on the company's historical taxable income, its expectations for the future, and available tax-planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures that are essentially permanent in duration. At December 31, 1999 and 1998, these temporary differences were $212 million and $190 million, respectively. Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and foreign income before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

                                                      Percent of
                            Millions of Dollars      Pretax Income
                            -------------------  --------------------
                              1999  1998   1997   1999    1998   1997
                            -------------------  --------------------
Income before income taxes
  United States             $  398   140    995   33.6%   33.3   52.4
  Foreign                      787   281    905   66.4    66.7   47.6
---------------------------------------------------------------------
                            $1,185   421  1,900  100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax                $  415   147    665   35.0%   35.0   35.0
Foreign taxes in excess of
  federal statutory rate       225   153    320   19.0    36.3   16.8
Credit for producing fuel
  from a non-conventional
  source                       (43)  (29)   (29)  (3.6)   (6.9)  (1.5)
Tax settlements                (19)  (85)   (31)  (1.6)  (20.2)  (1.6)
Other                           (2)   (2)    16    (.2)    (.5)    .8
---------------------------------------------------------------------
                            $  576   184    941   48.6%   43.7   49.5
=====================================================================


Excise taxes accrued on the sale of petroleum products were $1,514 million, $1,410 million and $1,331 million for the years ended December 31, 1999, 1998 and 1997, respectively. These taxes are excluded from reported revenues and expenses.

Kenai Tax Settlement--On February 26, 1996, the U.S. Tax Court's decisions relating to the company's sales of liquefied natural gas from its Kenai, Alaska, facility to Japan became final. The Tax Court's decisions supported the company's position that more than 50 percent of the income from liquefied natural gas sales was from a foreign source. The favorable resolution of this issue for the years 1975 through 1982 increased net income in 1996 by $565 million. In June 1997, final resolution of this and all other outstanding issues was achieved with the IRS for years 1983 through 1986, resulting in an increase to 1997 net income of $83 million.

In December 1998, agreement was achieved with the IRS on the Kenai liquefied natural gas and certain other tax issues for years 1987 through 1992, the last of the years in which the Kenai liquefied natural gas income issue was in dispute with the government. As a result, net income was increased in 1998 by $115 million.

Note 17--Cash Flow Information

                                           Millions of Dollars
                                         ------------------------
                                         1999      1998      1997
                                         ------------------------
Non-Cash Investing and Financing
  Activities
Issuance of seller-financed promissory
  notes to purchase property, plant and
  equipment                              $ 27         8         -
Company stock issued (canceled) under
  compensation and benefit plans           20        (2)       (1)
Change in fair value of securities         15        28        13
Fair market value of property, plant
  and equipment exchanged in monetary
  transactions                              3         8        49
Investment in joint ventures in
  exchange for non-cash assets              8        14         -
Net book value of property, plant and
  equipment involved in oil and gas
  property non-monetary exchanges         120         4         -
Investment in equity affiliate
  through direct guarantee of debt          -        13         -
Accrued repurchase of company common
  stock                                     -        13         -
Investment sold in exchange for a
  receivable                                -         9         -
-----------------------------------------------------------------
Cash Payments
Interest
    Debt                                 $256       170       166
    Taxes and other                        19         7        22
-----------------------------------------------------------------
                                         $275       177       188
=================================================================
Income taxes                             $184       436       770
-----------------------------------------------------------------

Note 18--Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          1999     1998      1997
                                         ------------------------
Interest
Incurred
    Debt                                 $ 310      238       212
    Other                                   18       10        32
-----------------------------------------------------------------
                                           328      248       244
Capitalized                                (49)     (48)      (46)
-----------------------------------------------------------------
Expensed                                 $ 279      200       198
=================================================================

Research and Development
  Expenditures--expensed                 $  50       62        56
-----------------------------------------------------------------

Cash Dividends paid per
  common share                           $1.36     1.36      1.34
-----------------------------------------------------------------

Foreign Currency Transaction
  Gains/(Losses)--after-tax
E&P                                      $   3      (17)       (6)
GPM                                          -        -         -
RM&T                                         -        -         -
Chemicals                                   (1)       1         -
Corporate and Other                        (12)       2       (11)
-----------------------------------------------------------------
                                         $ (10)     (14)      (17)
=================================================================


Note 19--Segment Disclosures and Related Information

Effective January 1, 1998, the company adopted FASB Statement
No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures." The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At December 31, 1999, E&P was producing in the United States, including the Gulf of Mexico; the Norwegian, Danish and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea; and offshore China; and pursuing a worldwide exploration program. This segment includes the company's joint-venture coal and lignite operations.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves, primarily in Oklahoma, Texas and New Mexico. GPM's revenues are primarily derived from the sale of processed natural gas (referred to as residue gas) and unfractionated natural gas liquids. In December 1999, Phillips signed agreements to combine Phillips' GPM business with Duke Energy Corporation's gas gathering and processing business to form a new midstream company to be called Duke Energy Field Services. The agreements were approved by both companies' Boards of Directors and due diligence has been completed. Subject to regulatory approval, the transaction is expected to close by the end of the first quarter of 2000. Under the terms of the agreements, Phillips will initially own about 30 percent of Duke Energy Field Services.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. This segment also fractionates and markets natural gas liquids. The company has three U.S. refineries--two in Texas and one in Utah--and a partial interest in a refinery in the United Kingdom.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The company has manufacturing facilities in the United States, Puerto Rico, Singapore, China and Belgium. Key products include ethylene, propylene, polyethylene, polypropylene, K-Resin styrene-butadiene copolymer, paraxylene, cyclohexane, Ryton polyphenylene sulfide and sulfur chemicals.

Corporate and Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts (see Note 12--Preferred Stock); certain eliminations; and various other corporate activities, such as the company's captive insurance subsidiary and tax items not directly attributable to the operating segments. Corporate identifiable assets include all cash and cash equivalents; the company's owned office buildings, and research and development facilities in Bartlesville, Oklahoma; and, prior to year-end 1999, the capitalized costs associated with the company's business systems replacement project. With the completion of this project in 1999, these assets were transferred to the operating segments in December. Reporting reclassifications represent adjustments to assets to include debit balances in liability accounts and exclude credit balances in asset accounts, which is done for consolidated reporting but not at the operating segment level.

The company evaluates performance and allocates resources based on, among other items, net income. The segment accounting policies are the same as those in Note 1--Accounting Policies. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

                                           Millions of Dollars
                                    ---------------------------------
                                           Operating Segments
                                    ---------------------------------
                                       E&P     GPM    RM&T  Chemicals
1999                                ---------------------------------
Sales and Other Operating Revenues
  External customers                $2,998     861   7,292      2,418
  Intersegment (eliminations)          490     725     482        148
---------------------------------------------------------------------
    Segment sales                   $3,488   1,586   7,774      2,566
=====================================================================

Operating Results                   $1,704     247     220        293
  Depreciation, depletion and
    amortization*                     (559)    (80)   (132)       (95)
  Property impairments                 (69)      -       -          -
  Equity in earnings of affiliates      38       1      31         31
  Preferred dividend requirements
    of capital trusts and other
    minority interests                  (1)      -       -          -
  Interest revenue                       -       -       -          -
  Interest expense                       -       -       -          -
  Corporate overhead and other
    items                                -       -       -          -
  Income taxes                        (543)    (64)    (35)       (65)
---------------------------------------------------------------------
    Net income (loss)               $  570     104      84        164
=====================================================================

Assets
  Identifiable assets*              $6,462   1,194   3,315      2,470
  Investments in and advances to
    affiliates                         131       3     138        485
  Reporting reclassifications            -       -       -          -
---------------------------------------------------------------------
    Total assets                    $6,593   1,197   3,453      2,955
=====================================================================

Capital Expenditures and
  Investments                       $1,079     124     343         98
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                      $   92       -       -          -
  Foreign currency losses               19       -       -          1
---------------------------------------------------------------------

1998
Sales and Other Operating Revenues
  External customers                $2,660     756   5,848      2,279
  Intersegment (eliminations)          398     538     341        133
---------------------------------------------------------------------
    Segment sales                   $3,058   1,294   6,189      2,412
=====================================================================

Operating Results                   $  984     163     361        297
  Depreciation, depletion and
    amortization                      (569)    (77)   (130)       (91)
  Property impairments                (393)      -       -         (7)
  Equity in earnings of affiliates      35       1      23         16
  Preferred dividend requirements
    of capital trusts and other
    minority interests                   -       -       -          -
  Interest revenue                       -       -       -          -
  Interest expense                       -       -       -          -
  Corporate overhead and other
    items                                -       -       -          -
  Kenai tax settlement                   -       -       -          -
  Income taxes                        (124)    (33)    (87)       (70)
---------------------------------------------------------------------
    Net income (loss)               $  (67)     54     167        145
=====================================================================

Assets
  Identifiable assets               $6,032   1,077   2,790      2,315
  Investments in and advances to
    affiliates                         141       3     120        475
  Reporting reclassifications            -       -       -          -
---------------------------------------------------------------------
    Total assets                    $6,173   1,080   2,910      2,790
=====================================================================

Capital Expenditures and
  Investments                       $1,406      83     246        228
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Kenai tax settlement              $    -       -       -          -
  Work force reduction accrual          39      (2)     14          7
  Dry hole costs and leasehold
    impairment                         152       -       -          -
  Foreign currency (gains)/losses       18       -       -         (2)
---------------------------------------------------------------------



                                               Millions of Dollars
                                            -------------------------
                                            Corporate
                                            and Other    Consolidated
1999                                        -------------------------
Sales and Other Operating Revenues
  External customers                         $      2          13,571
  Intersegment (eliminations)                  (1,845)              -
---------------------------------------------------------------------
    Segment sales                            $ (1,843)         13,571
=====================================================================

Operating Results                            $      -           2,464
  Depreciation, depletion and
    amortization*                                 (36)           (902)
  Property impairments                              -             (69)
  Equity in earnings of affiliates                  -             101
  Preferred dividend requirements of
    capital trusts and other minority
    interests                                     (53)            (54)
  Interest revenue                                 29              29
  Interest expense                               (279)           (279)
  Corporate overhead and other items             (105)           (105)
  Income taxes                                    131            (576)
---------------------------------------------------------------------
    Net income (loss)                        $   (313)            609
=====================================================================

Assets
  Identifiable assets*                       $    797          14,238
  Investments in and advances to
    affiliates                                     13             770
  Reporting reclassifications                     193             193
---------------------------------------------------------------------
    Total assets                             $  1,003          15,201
=====================================================================

Capital Expenditures and Investments         $     46           1,690
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                               $      -              92
  Foreign currency losses                          13              33
---------------------------------------------------------------------

1998
Sales and Other Operating Revenues
  External customers                         $      2          11,545
  Intersegment (eliminations)                  (1,410)              -
---------------------------------------------------------------------
    Segment sales                            $ (1,408)         11,545
=====================================================================

Operating Results                            $      -           1,805
  Depreciation, depletion and
    amortization                                  (32)           (899)
  Property impairments                             (3)           (403)
  Equity in earnings of affiliates                  -              75
  Preferred dividend requirements of
    capital trusts and other minority
    interests                                     (53)            (53)
  Interest revenue                                 19              19
  Interest expense                               (200)           (200)
  Corporate overhead and other items               31              31
  Kenai tax settlement                             46              46
  Income taxes                                    130            (184)
---------------------------------------------------------------------
    Net income (loss)                        $    (62)            237
=====================================================================

Assets
  Identifiable assets                        $  1,009          13,223
  Investments in and advances to
    affiliates                                     12             751
  Reporting reclassifications                     242             242
---------------------------------------------------------------------
    Total assets                             $  1,263          14,216
=====================================================================

Capital Expenditures and Investments         $     89           2,052
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Kenai tax settlement                       $   (115)           (115)
  Work force reduction accrual                     35              93
  Dry hole costs and leasehold
    impairment                                      -             152
  Foreign currency (gains)/losses                  (2)             14
---------------------------------------------------------------------

                                           Millions of Dollars
                                    ---------------------------------
                                           Operating Segments
                                    ---------------------------------
                                       E&P     GPM    RM&T  Chemicals
1997                                ---------------------------------
Sales and Other Operating Revenues
  External customers                $3,379     952   8,141      2,734
  Intersegment (eliminations)          567     759     444        160
---------------------------------------------------------------------
    Segment sales                   $3,946   1,711   8,585      2,894
=====================================================================

Operating Results                   $1,866     238     345        430
  Depreciation, depletion and
    amortization                      (485)    (77)   (128)       (81)
  Property impairments                 (63)      -      (1)        (4)
  Equity in earnings of affiliates      39       1      22         64
  Preferred dividend requirements
    of subsidiary and capital
    trusts, and other minority
    interests                           (1)      -       -          -
  Interest revenue                       -       -       -          -
  Interest expense                       -       -       -          -
  Corporate overhead and other
    items                                -       -       -          -
  Kenai tax settlement                   -       -       -          -
  Income taxes                        (747)    (61)    (79)      (134)
---------------------------------------------------------------------
    Net income (loss)               $  609     101     159        275
=====================================================================

Assets
  Identifiable assets               $5,806   1,087   2,869      2,351
  Investments in and advances to
    affiliates                         140       4     139        439
  Reporting reclassifications            -       -       -          -
---------------------------------------------------------------------
    Total assets                    $5,946   1,091   3,008      2,790
=====================================================================

Capital Expenditures and
  Investments                       $1,346     116     249        261
---------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                      $   91       -       -          -
  Foreign currency losses               17       -       -          1
---------------------------------------------------------------------


                                              Millions of Dollars
                                           -------------------------
                                           Corporate
                                           and Other    Consolidated
                                           -------------------------
1997
Sales and Other Operating Revenues
  External customers                         $     4          15,210
  Intersegment (eliminations)                 (1,930)              -
--------------------------------------------------------------------
    Segment sales                            $(1,926)         15,210
====================================================================

Operating Results                            $     -           2,879
  Depreciation, depletion and
    amortization                                 (24)           (795)
  Property impairments                             -             (68)
  Equity in earnings of affiliates                 -             126
  Preferred dividend requirements of
    subsidiary and capital trusts,
    and other minority interests                 (82)            (83)
  Interest revenue                                51              51
  Interest expense                              (198)           (198)
  Corporate overhead and other items             (93)            (93)
  Kenai tax settlement                            81              81
  Income taxes                                    80            (941)
--------------------------------------------------------------------
    Net income (loss)                        $  (185)            959
====================================================================

Assets
  Identifiable assets                        $   819          12,932
  Investments in and advances to
    affiliates                                     -             722
  Reporting reclassifications                    206             206
--------------------------------------------------------------------
    Total assets                             $ 1,025          13,860
====================================================================

Capital Expenditures and Investments         $    71           2,043
--------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                               $     -              91
  Foreign currency losses                         12              30
--------------------------------------------------------------------
*The company allocated the net assets associated with its business systems replacement project to the operating segments in December 1999, upon completion of the project. The amounts allocated to the operating segments were: E&P $52 million, GPM $45 million, RM&T $50 million, and Chemicals $41 million. The associated depreciation, depletion and amortization for 1999 was included in Corporate and Other.



Geographic Information

                                        Millions of Dollars
                              ----------------------------------------
                               United               United
                               States    Norway*   Kingdom*    Nigeria
                              ----------------------------------------
1999
Outside Operating Revenues**  $11,194       219      1,374         164
----------------------------------------------------------------------

Long-Lived Assets             $ 6,839     1,532        844         197
----------------------------------------------------------------------


1998
Outside Operating Revenues**  $ 9,535       323        993         149
----------------------------------------------------------------------

Long-Lived Assets             $ 6,635     1,544        948         190
----------------------------------------------------------------------


1997
Outside Operating Revenues**  $12,633       448      1,268         209
----------------------------------------------------------------------

Long-Lived Assets             $ 6,708     1,404        961         180
----------------------------------------------------------------------


                                                 Millions of Dollars
                                               -----------------------
                                                   Other
                                                 Foreign     Worldwide
                                               Countries  Consolidated
                                               -----------------------
1999
Outside Operating Revenues**                      $  620        13,571
----------------------------------------------------------------------

Long-Lived Assets                                 $1,674        11,086
----------------------------------------------------------------------


1998
Outside Operating Revenues**                      $  545        11,545
----------------------------------------------------------------------

Long-Lived Assets                                 $1,268        10,585
----------------------------------------------------------------------


1997
Outside Operating Revenues**                      $  652        15,210
----------------------------------------------------------------------

Long-Lived Assets                                 $  769        10,022
----------------------------------------------------------------------
 *Norway crude oil production is sold internally to the United Kingdom operations, which then sells it externally to third parties. **Revenues are attributable to countries based on the location of the operations generating the revenues.


Export sales totaled $356 million, $411 million and $494 million in 1999, 1998 and 1997, respectively.

Note 20--Subsequent Events

E&P Acquisition
On March 15, 2000, the company announced that it had signed a definitive agreement for the purchase of all of Atlantic Richfield Company's Alaskan businesses. The transaction is expected to close in the second quarter of 2000, subject to regulatory approval. Phillips will pay approximately $6.5 billion in cash upon closing of the transaction. In addition, formula-based monthly payments are required when West Texas Intermediate crude oil prices exceed $25 per barrel, subject to a $500 million limit and a five-year term, effective January 1, 2000. The company expects to use debt financing for the transaction.

Chemicals Joint Venture
On February 7, 2000, Phillips announced that it had signed a letter of intent to form a 50/50 joint venture with Chevron Corporation combining the two companies' worldwide chemicals businesses. The transaction is expected to close midyear 2000, subject to approval by the companies' Boards of Directors, the signing of definitive agreements, and regulatory review and approval. In addition to all the assets and operations included in Phillips' Chemicals segment, the natural gas liquids fractionation assets located at the Sweeny Complex and associated pipelines will become part of the joint venture also.

-----------------------------------------------------------------
Oil and Gas Operations (Unaudited)
Exploration and Production

In accordance with FASB Statement No. 69, "Disclosures about Oil and Gas Producing Activities," and regulations of the U.S. Securities and Exchange Commission, the company is making certain supplemental disclosures about its oil and gas exploration and production operations. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that some of the data is necessarily imprecise and represents only approximate amounts because of the subjective judgments involved in developing such information. Accordingly, this information may not necessarily represent the present financial condition of the company or its expected future results.

Phillips' disclosures by geographic areas include the United States (U.S.), Norway, the United Kingdom (U.K.), Africa (mainly Nigeria) and Other Areas. Other Areas includes activities in Canada, China, Denmark, Venezuela, the Timor Sea, and other countries.

Contents--Oil and Gas Operations                             Page
-----------------------------------------------------------------
Proved Reserves Worldwide                                     127

Results of Operations                                         133

Statistics                                                    136

Costs Incurred                                                140

Capitalized Costs                                             141

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                          142

o Proved Reserves Worldwide

                                       Crude Oil
Years Ended          --------------------------------------------
December 31                       Millions of Barrels
                     --------------------------------------------
                                                    Other
                     U.S.  Norway    U.K.  Africa   Areas   Total
                     --------------------------------------------
Developed and
  Undeveloped
End of 1996           252     453      53      92      45     895
Revisions              (1)     42       3       7       3      54
Improved recovery       6      73       -       -       -      79
Purchases               -       -       -       -       8       8
Extensions and
  discoveries          10       -      30       2      24      66
Production            (23)    (39)     (7)     (9)     (7)    (85)
Sales                   -       -       -       -     (23)    (23)
-----------------------------------------------------------------
End of 1997           244     529      79      92      50     994
Revisions             (45)      3      (7)      2      (5)    (52)
Improved recovery       1      12       -       -       -      13
Purchases               -       -       -       -       2       2
Extensions and
  discoveries           6       -       1       3      75      85
Production            (22)    (36)     (9)     (7)     (8)    (82)
Sales                  (2)      -       -       -       -      (2)
-----------------------------------------------------------------
End of 1998           182     508      64      90     114     958
Revisions               2      33      (3)     11      (5)     38
Improved recovery       2      16       -       -       -      18
Purchases               1       -       -       -      47      48
Extensions and
  discoveries           3       -       9       8       8      28
Production            (18)    (36)    (13)     (7)    (10)    (84)
Sales                 (30)      -       -       -     (12)    (42)
-----------------------------------------------------------------
End of 1999           142     521      57     102     142     964
=================================================================

Developed
End of 1996           183     399      28      90      43     743
End of 1997           189     409      30      89      27     744
End of 1998           149     380      27      84      39     679
End of 1999           118     433      37      89      35     712
-----------------------------------------------------------------

o Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

o Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

o Revisions, and extensions and discoveries in Africa in 1999 were in Nigeria.

o Revisions in Other Areas in 1999 were mainly for negative revisions in Venezuela, partly offset by positive revisions in China.

o  Purchases in Other Areas in 1999 were in the Timor Sea.

o Extensions and discoveries in Other Areas in 1999 were mainly in Venezuela.

o  Sales for Other Areas in 1999 were mainly in Venezuela.

o  At the end of 1999, 1998 and 1997, Other Areas included
   14 million, 29 million and 11 million barrels, respectively, of reserves in Venezuela in which the company has an economic interest through risk-service contracts. Net production to the company was approximately 600,000 barrels in 1999 and 550,000 barrels in 1998. Phillips had no production from Venezuela in 1997.

                                      Natural Gas
Years Ended         ---------------------------------------------
December 31                     Billions of Cubic Feet
                    ---------------------------------------------
                                                    Other
                     U.S.  Norway    U.K.  Africa   Areas   Total
                    ---------------------------------------------
Developed and
  Undeveloped
End of 1996         3,917   1,304     724     242     180   6,367
Revisions             (57)   (103)    (37)      -       3    (194)
Improved recovery       1      72       -       -       -      73
Purchases               7       -       -       -     525     532
Extensions and
  discoveries         280       -      22       -      14     316
Production           (357)   (111)    (48)     (1)    (24)   (541)
Sales                  (1)      -       -       -     (31)    (32)
-----------------------------------------------------------------
End of 1997         3,790   1,162     661     241     667   6,521
Revisions             (61)     (5)     23      90     (81)    (34)
Improved recovery       1      71       -       -       -      72
Purchases               6       -       -       -      51      57
Extensions and
  discoveries         165       -       8       -      35     208
Production           (346)    (76)    (75)     (2)    (38)   (537)
Sales                 (18)      -       -       -       -     (18)
-----------------------------------------------------------------
End of 1998         3,537   1,152     617     329     634   6,269
Revisions             (47)      1      23      23     (46)    (46)
Improved recovery       -      74       -       -       -      74
Purchases             128       -       -       -      29     157
Extensions and
  discoveries         253       -     125     226      27     631
Production           (339)    (51)    (84)     (3)    (39)   (516)
Sales                (180)      -       -       -     (25)   (205)
-----------------------------------------------------------------
End of 1999         3,352   1,176     681     575     580   6,364
=================================================================

Developed
End of 1996         3,625   1,109     303      28     131   5,196
End of 1997         3,371     884     346      27     184   4,812
End of 1998         3,191     927     445      26     144   4,733
End of 1999         2,947     856     413     349     131   4,696
-----------------------------------------------------------------

o  Natural gas production may differ from gas production
   (delivered for sale) on page 136, primarily because the quantities above omit the gas equivalent of the liquids, where applicable, but include gas consumed at the lease.

o Revisions in Africa in 1999 related to Nigeria. The amount in Other Areas was primarily for Canada.

o  Purchases in Other Areas in 1999 were in the Timor Sea.

o Extensions and discoveries in Africa and in Other Areas in 1999 were in Nigeria and Canada, respectively.

o  Sales in Other Areas in 1999 were in Canada.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

                                  Natural Gas Liquids
Years Ended          --------------------------------------------
December 31                       Millions of Barrels
                     --------------------------------------------
                                                    Other
                     U.S.  Norway    U.K.  Africa   Areas   Total
                     --------------------------------------------
Developed and
  Undeveloped
End of 1996           129      42       7      19       1     198
Revisions               -       1       -       -       -       1
Improved recovery       -       2       -       -       -       2
Purchases               -       -       -       -       5       5
Extensions and
  discoveries           5       -       -       -       -       5
Production            (11)     (3)     (1)      -       -     (15)
Sales                  (1)      -       -       -       -      (1)
-----------------------------------------------------------------
End of 1997           122      42       6      19       6     195
Revisions             (12)      -       -       -      (1)    (13)
Improved recovery       -       2       -       -       -       2
Purchases               -       -       -       -       1       1
Extensions and
  discoveries           1       -       -       -      32      33
Production            (10)     (2)     (1)     (1)      -     (14)
Sales                  (1)      -       -       -       -      (1)
-----------------------------------------------------------------
End of 1998           100      42       5      18      38     203
Revisions               5     (13)     (1)      -      (1)    (10)
Improved recovery       -       2       -       -       -       2
Purchases               -       -       -       -      28      28
Extensions and
  discoveries           2       -       -       -       -       2
Production             (9)     (2)      -      (1)      -     (12)
Sales                  (6)      -       -       -       -      (6)
-----------------------------------------------------------------
End of 1999            92      29       4      17      65     207
=================================================================

Developed
End of 1996           124      36       3      19       1     183
End of 1997           116      31       4      19       2     172
End of 1998            97      33       3      18       1     152
End of 1999            90      22       3      17       1     133
-----------------------------------------------------------------

o Natural gas liquids reserves include estimates of natural gas liquids to be extracted from Phillips' leasehold gas at gas processing plants and facilities. Estimates are based at the wellhead and assume full extraction. Natural gas liquids extraction is attributable to Phillips' E&P operations and GPM operations. Production above differs from natural gas liquids production per day delivered for sale by E&P and GPM due to gas consumed at the lease and the difference between assumed full extraction and the actual amount of liquids extracted and sold.

o  Purchases in Other Areas in 1999 were in the Timor Sea.

o Results of Operations


                                       Millions of Dollars
                       ----------------------------------------------------
                                                              Other
                          U.S.   Norway    U.K.    Africa     Areas   Total
                       ----------------------------------------------------
1999
Sales                   $  434      103     455       133       259   1,384
Transfers                  531      650       -         -         -   1,181
Other revenues             136       28      30         -        16     210
---------------------------------------------------------------------------
    Total revenues       1,101      781     485       133       275   2,775
Production costs           323      163      89        32       110     717
Exploration expenses        53       36      28        24        89     230
Depreciation, depletion
  and amortization*        172      105     165        11        80     533
Property impairments        11       28      30         -         -      69
Other related expenses      90       31       3         2        32     158
---------------------------------------------------------------------------
                           452      418     170        64       (36)  1,068
Provision for income
  taxes                    108      304      53        60         5     530
---------------------------------------------------------------------------
Results of operations for
  producing activities     344      114     117         4       (41)    538
Other earnings              35        -       -         -        (3)     32
---------------------------------------------------------------------------
E&P net income (loss)   $  379      114     117         4       (44)    570
===========================================================================

1998
Sales                   $  542      181     318       101       151   1,293
Transfers                  362      485       -         -         -     847
Other revenues              58       29      28         1        10     126
---------------------------------------------------------------------------
    Total revenues         962      695     346       102       161   2,266
Production costs           374      221      90        43        84     812
Exploration expenses**     177       21      28        23        71     320
Depreciation, depletion
  and amortization         232      101     129        11        64     537
Property impairments       231        -     147         -         -     378
Other related expenses      76       11       8         8        62     165
---------------------------------------------------------------------------
                          (128)     341     (56)       17      (120)     54
Provision for income
  taxes                    (75)     226     (13)       17       (31)    124
---------------------------------------------------------------------------
Results of operations for
  producing activities     (53)     115     (43)        -       (89)    (70)
Other earnings              21        -       3         -       (21)      3
---------------------------------------------------------------------------
E&P net income (loss)   $  (32)     115     (40)        -      (110)    (67)
===========================================================================

1997
Sales                   $  687      279     261       162       173   1,562
Transfers                  596      743       -         -         -   1,339
Other revenues              58       44      12         1        15     130
---------------------------------------------------------------------------
    Total revenues       1,341    1,066     273       163       188   3,031
Production costs           428      217      68        39        40     792
Exploration expenses       103       29      30        14        69     245
Depreciation, depletion
  and amortization         203      107      98        11        36     455
Property impairments        48        -      15         -         -      63
Other related expenses      92       20      (2)      (13)       34     131
---------------------------------------------------------------------------
                           467      693      64       112         9   1,345
Provision for income
  taxes                    132      499      20        96         -     747
---------------------------------------------------------------------------
Results of operations for
  producing activities     335      194      44        16         9     598
Other earnings              25        -       -         -       (14)     11
---------------------------------------------------------------------------
E&P net income (loss)   $  360      194      44        16        (5)    609
===========================================================================
 *Includes a $5 million decommissioning accrual adjustment in Norway. **Includes $109 million before-tax for the write-off of costs associated with the Tyonek prospect in the United States.

o Results of operations for producing activities consist of all the activities within the E&P organization, except for a liquefied natural gas operation, minerals operations, and crude oil and gas marketing activities, which are included in other earnings. Also excluded are non-E&P activities, including natural gas liquids extraction facilities in Phillips' GPM organization, as well as downstream petroleum and chemical activities. In addition, there is no deduction for general corporate administrative expenses or interest.

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

o Depreciation, depletion and amortization (DD&A) in Results of Operations differs from that shown for total Exploration and Production in Note 19--Segment Disclosures and Related Information, mainly due to depreciation of support equipment being reclassified to production or exploration expenses, as applicable, in Results of Operations. In addition, other earnings includes certain E&P activities, including their related DD&A charges.

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

o Statistics

Net Production                         1999       1998       1997
                                      ---------------------------
                                       Thousands of Barrels Daily
                                      ---------------------------
Crude Oil
United States                            50         62         67
Norway                                   99         99        104
United Kingdom                           34         22         18
Nigeria                                  20         19         23
China                                    10         13         15
Canada                                    7          7          5
Timor Sea                                 5          -          -
Denmark                                   4          -          -
Venezuela                                 2          *          -
-----------------------------------------------------------------
                                        231        222        232
=================================================================
*Production began in 1998, but the average production for the year was less than 1,000 barrels per day.

Natural Gas Liquids
United States*                            2          3          4
Norway                                    4          5          7
United Kingdom                            2          2          1
Nigeria                                   2          2          1
Canada                                    1          1          1
-----------------------------------------------------------------
                                         11         13         14
=================================================================
*Represents amounts extracted attributable to E&P operations.
 Additional quantities are extracted at GPM gas processing plants (see natural gas liquids reserves page 132 for further discussion).

                                     Millions of Cubic Feet Daily
Natural Gas*                         ----------------------------
United States                           950        968      1,024
Norway                                  126        190        275
United Kingdom                          220        197        122
Canada                                   91         97         51
Nigeria                                   6          -          -
-----------------------------------------------------------------
                                      1,393      1,452      1,472
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

                                       1999       1998       1997
                                     ----------------------------
Average Sales Prices

Crude Oil Per Barrel
United States                        $15.64      10.85      17.41
Norway                                18.26      12.74      19.09
United Kingdom                        18.40      12.72      18.77
Nigeria                               17.84      12.57      19.25
China                                 17.49      12.57      19.39
Canada                                17.45      12.32      15.43
Timor Sea                             20.47          -          -
Denmark                               20.64          -          -
Venezuela                             17.80      10.81          -
Total foreign                         18.26      12.67      19.02
Worldwide                             17.70      12.20      18.57
-----------------------------------------------------------------

Natural Gas Liquids Per Barrel
United States                        $12.73      10.21      15.14
Norway                                 7.51       8.93      10.16
United Kingdom                        13.32      12.19      14.56
Nigeria                                7.46       7.23       8.32
Canada                                14.22      10.17      16.39
Total foreign                          9.69       9.20      10.75
Worldwide                             10.24       9.45      12.09
-----------------------------------------------------------------

Natural Gas (Lease) Per Thousand
  Cubic Feet
United States                        $ 2.03       1.88       2.33
Norway                                 2.04       2.42       2.57
United Kingdom                         2.76       3.09       3.22
Canada                                 2.14       1.58       1.64
Nigeria                                 .36          -          -
Total foreign                          2.32       2.50       2.63
Worldwide                              2.15       2.15       2.45
-----------------------------------------------------------------

Average Production Costs
  Per Barrel of Oil Equivalent
United States                        $ 4.21       4.53       4.85
Norway                                 3.60       4.46       3.79
United Kingdom                         3.36       4.34       4.74
Africa                                 3.81       5.61       4.45
Other areas                            6.82       6.19       3.71
Total foreign                          4.09       4.79       3.99
Worldwide                              4.14       4.66       4.42
-----------------------------------------------------------------

                                        1999      1998       1997
                                       --------------------------
Depreciation, Depletion and
  Amortization Per Barrel
  of Oil Equivalent*
United States                          $2.24      2.81       2.30
Norway                                  2.21      2.04       1.87
United Kingdom                          6.22      6.22       6.82
Africa                                  1.31      1.43       1.26
Other areas                             4.96      4.72       3.34
Total foreign                           3.70      3.33       2.77
Worldwide                               3.05      3.08       2.54
-----------------------------------------------------------------
*Excludes the impact of special items.

                                  Productive            Dry
                               ----------------  ----------------
Net Wells Completed*           1999  1998  1997  1999  1998  1997
                               ----------------  ----------------
Exploratory
United States                     1     5     6     1     5     6
Norway                            -     -     -    **    **     1
United Kingdom                    1     -    **     -    **    **
Africa                           **    **     -     -     2     -
Other areas                       9     1     -     5     1     1
-----------------------------------------------------------------
                                 11     6     6     6     8     8
=================================================================

Development
United States                   116   117   121     6     9     7
Norway                            2     3     4     -     -     -
United Kingdom                    2     1    **     1     -     -
Africa                           **     -    **     -     -     -
Other areas                      19    26     5     3     4    **
-----------------------------------------------------------------
                                139   147   130    10    13     7
=================================================================
 *Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.


Wells at Year-End 1999
                                               Productive**
                                      ---------------------------
                       In Progress*        Oil           Gas
                       ------------   -------------  ------------
                       Gross    Net    Gross    Net  Gross    Net
                       ------------   -------------  ------------

United States            101     51    8,254  1,832  5,731  2,936
Norway                     2      1      160     56     26      6
United Kingdom             6      1       26      8    110     20
Africa                     -      -      214     42     12      3
Other areas               14      8    1,118    634    527    367
-----------------------------------------------------------------
                         123     61    9,772  2,572  6,406  3,332
=================================================================
 *Includes wells that have been temporarily suspended.
**Includes 1,252 gross and 491 net multiple completion wells.

Acreage at December 31, 1999                   Thousands of Acres
                                               ------------------
                                                 Gross        Net
                                               ------------------
Developed
United States                                    1,664      1,260
Norway                                              45         16
United Kingdom                                     480        156
Africa                                              81         16
Other areas                                        571        371
-----------------------------------------------------------------
                                                 2,841      1,819
=================================================================

Undeveloped
United States                                    2,960      1,449
Norway                                           2,006        515
United Kingdom                                   1,484        517
Africa*                                         41,263     16,053
Canada                                           1,262        338
Other areas                                     26,426     14,855
-----------------------------------------------------------------
                                                75,401     33,727
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.

o Costs Incurred

                                  Millions of Dollars
                     --------------------------------------------
                                                    Other
                     U.S.  Norway    U.K.  Africa   Areas   Total
                     --------------------------------------------
1999
Acquisition          $156       -       -       -     360     516
Exploration            36      33      28      21     152     270
Development           167     165      80      23     173     608
-----------------------------------------------------------------
                     $359     198     108      44     685   1,394
=================================================================

1998
Acquisition          $ 16       1       -       -     344     361
Exploration           107      24      43      30      83     287
Development           221     264     204      17     199     905
-----------------------------------------------------------------
                     $344     289     247      47     626   1,553
=================================================================

1997
Acquisition          $ 29       -       -       -     399     428
Exploration           128      29      54      18      78     307
Development           265     292     140      11      66     774
-----------------------------------------------------------------
                     $422     321     194      29     543   1,509
=================================================================


o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring undeveloped oil and gas leaseholds. It included proved properties of $89 million, $3 million and $6 million in the United States for 1999, 1998 and 1997, respectively. In addition, the 1999 amount in Other Areas included $191 million for proved properties in the Timor Sea and $117 million for an unproved leasehold investment related to an exchange in Venezuela. The amount in Other Areas for 1998 included $19 million for proved properties in Canada. The remaining amount in Other Areas was primarily related to undeveloped properties associated with the acquisition of a 7.14 percent interest in 10.5 blocks in the Caspian Sea, offshore Kazakhstan. The amount in Other Areas for 1997 included $317 million for proved properties acquired in Canada, of which $49 million represented the fair value of a property in Canada exchanged for interests in other Canadian properties.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.

o Capitalized Costs

At December 31                  Millions of Dollars
                   ----------------------------------------------
                                                    Other
                     U.S.  Norway    U.K.  Africa   Areas   Total
                   ----------------------------------------------
1999
Proved properties  $4,549   3,105   1,914     463   1,336  11,367
Unproved
  properties          180       1      76       9     595     861
-----------------------------------------------------------------
                    4,729   3,106   1,990     472   1,931  12,228
Accumulated
  depreciation,
  depletion and
  amortization      3,406   1,496   1,146     271     326   6,645
-----------------------------------------------------------------
                   $1,323   1,610     844     201   1,605   5,583
=================================================================

1998
Proved properties  $5,631   3,079   1,878     439   1,100  12,127
Unproved
  properties          149       3      82      10     367     611
-----------------------------------------------------------------
                    5,780   3,082   1,960     449   1,467  12,738
Accumulated
  depreciation,
  depletion and
  amortization      4,472   1,488   1,012     255     284   7,511
-----------------------------------------------------------------
                   $1,308   1,594     948     194   1,183   5,227
=================================================================


o Capitalized costs include the cost of equipment and facilities for oil and gas producing activities. These costs include the activities of Phillips' E&P organization, excluding the Kenai liquefied natural gas operation, minerals operations, and crude oil and natural gas marketing activities.

o Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells and related equipment and facilities (including uncompleted development well costs) and support equipment.

o Unproved properties include capitalized costs for oil and gas leaseholds under exploration (including where petroleum liquids and natural gas were found but determination of the economic viability of the required infrastructure is dependent upon further exploratory work under way or firmly planned) and for uncompleted exploratory well costs, including exploratory wells under evaluation.

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

Discounted Future Net Cash Flows

                                        Millions of Dollars
                       -----------------------------------------------------
                                                              Other
                          U.S.    Norway    U.K.    Africa    Areas    Total
                       -----------------------------------------------------
1999
Future cash inflows    $ 9,415    15,387   3,207     2,869    5,967   36,845
Less:
  Future production
    costs                2,814     2,606     488       530    1,212    7,650
  Future development
    costs                  655       772     491        91      990    2,999
  Future income tax
    provisions           1,719     8,949     572     1,701    1,165   14,106
----------------------------------------------------------------------------
Future net cash flows    4,227     3,060   1,656       547    2,600   12,090
10 percent annual
  discount               1,979     1,288     556       266    1,425    5,514
----------------------------------------------------------------------------
Discounted future
  net cash flows       $ 2,248     1,772   1,100       281    1,175    6,576
============================================================================

1998
Future cash inflows    $ 7,492     8,573   2,254     1,290    2,762   22,371
Less:
  Future production
    costs                3,385     3,338     620       553    1,087    8,983
  Future development
    costs                  727       609     480        88      730    2,634
  Future income tax
    provisions             780     3,120     191       440      181    4,712
----------------------------------------------------------------------------
Future net cash flows    2,600     1,506     963       209      764    6,042
10 percent annual
  discount               1,134       554     334        98      526    2,646
----------------------------------------------------------------------------
Discounted future
  net cash flows       $ 1,466       952     629       111      238    3,396
============================================================================

1997
Future cash inflows    $11,346    11,866   3,245     1,731    1,779   29,967
Less:
  Future production
    costs                4,309     3,439     660       450      801    9,659
  Future development
    costs                  908       703     392        80      326    2,409
  Future income tax
    provisions           1,732     5,565     518       925       56    8,796
----------------------------------------------------------------------------
Future net cash flows    4,397     2,159   1,675       276      596    9,103
10 percent annual
  discount               2,068       842     554       130      222    3,816
----------------------------------------------------------------------------
Discounted future
  net cash flows       $ 2,329     1,317   1,121       146      374    5,287
============================================================================

Sources of Change in Discounted Future Net Cash Flows

                                          Millions of Dollars
                                      ---------------------------
                                         1999      1998      1997
                                      ---------------------------
Discounted future net cash flows
  at the beginning of the year        $ 3,396     5,287     8,899
-----------------------------------------------------------------
Changes during the year
  Revenues less production costs
    for the year                       (1,848)   (1,328)   (2,109)
  Net change in prices and
    production costs                    8,481    (3,942)   (7,768)
  Extensions, discoveries and
    improved recovery, less
    estimated future costs                784        62     1,001
  Development costs for the year          608       905       774
  Changes in estimated future
    development costs                    (376)     (610)     (527)
  Purchases of reserves in place,
    less estimated future costs           639        21       151
  Sales of reserves in place,
    less estimated future costs          (530)      (14)     (101)
  Revisions of previous quantity
    estimates*                           (362)     (106)       72
  Accretion of discount                   537       910     1,540
  Net change in income taxes           (4,754)    2,208     3,354
  Other                                     1         3         1
-----------------------------------------------------------------
Total changes                           3,180    (1,891)   (3,612)
-----------------------------------------------------------------
Discounted future net cash flows
  at year-end                         $ 6,576     3,396     5,287
=================================================================
*Includes amounts resulting from the changes in the timing of production.

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

-----------------------------------------------------------------
Selected Quarterly Financial Data


                Millions of Dollars
          -------------------------------
                          Income                  Net         Net
                          (Loss)               Income      Income
                          Before               (Loss)      (Loss)
              Sales       Income            Per Share   Per Share
          and Other    Taxes and      Net   of Common   of Common
          Operating    Kenai Tax   Income     Stock--     Stock--
           Revenues   Settlement    (Loss)      Basic     Diluted
          -------------------------------   ---------   ---------
1999
First        $2,421           99       70         .28         .28
Second        3,172          184       68         .27         .27
Third         3,739          414      221         .87         .87
Fourth        4,239          488      250         .99         .98
-----------------------------------------------------------------

1998
First        $3,093          452      243         .93         .92
Second        2,964          319      158         .61         .60
Third         2,890          108       46         .18         .18
Fourth        2,598         (504)    (210)       (.83)       (.83)
-----------------------------------------------------------------


In the above table, amounts for net income include certain special items, as shown in the following table:

                                 Special Items by Quarter
                      ----------------------------------------------
                                    Millions of Dollars
                      ----------------------------------------------
                         First      Second       Third      Fourth
                      ----------  ----------  ----------  ----------
                      1999  1998  1999  1998  1999  1998  1999  1998
                      ----------  ----------  ----------  ----------

Kenai tax settlement   $ -     -     -     -     -     -     -   115
Property impairments     -     -   (20)  (20)  (10)  (26)   (4) (228)
Tyonek prospect dry
  hole costs             -     -     -     -     -     -     -   (71)
Net gains on asset
  sales                 33     -    16     3     4     -    20    18
Work force reduction
  charges               (5)    -    (2)    -     -     1     4   (61)
Pending claims and
  settlements           38    66   (10)   34    (2)   (2)    9    10
Other items              -     -   (24)    -     8     4     6    19
--------------------------------------------------------------------
Total special items    $66    66   (40)   17     -   (23)   35  (198)
====================================================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                              PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the headings "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 2000, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on page 31.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 2000, is incorporated herein by reference:

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 2000, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



-----------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 8, 2000, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedule listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 79 are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 151 through 155, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 1999, the company filed one report on Form 8-K on December 22, 1999, to report, in Item 5, that on December 16, 1999, Phillips, Duke Energy Corporation (Duke Energy), and Duke Energy Field Services L.L.C. had entered into a Contribution Agreement, pursuant to which Phillips and Duke Energy will combine certain of their continental U.S. and Canadian midstream natural gas gathering, processing and marketing operations. Phillips and Duke Energy, directly or through indirect wholly owned subsidiaries, will initially own approximately 30 percent and 70 percent, respectively, of the voting and economic interests of Duke Energy Field Services L.L.C.

                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE II--VALUATION ACCOUNTS AND RESERVES


                                         Millions of Dollars
                     -------------------------------------------------------
                                     Additions
                       Balance  -------------------                  Balance
                            at  Charged to                                at
Description          January 1     Expense    Other  Deductions  December 31
----------------------------------------------------------------------------
                                       (a)      (b)         (c)
1999
Deducted from
  asset
  accounts:
    Allowance
      for
      doubtful
      accounts
      and notes
      receivable          $ 13          12        -           6           19
    Deferred tax
      asset
      valuation
      allowance            327          (4)       5           -          328
Included in other
  liabilities:
    Reserve for
      maintenance
      turnarounds           87          52        -          51           88
----------------------------------------------------------------------------

1998
Deducted from
  asset
  accounts:
    Allowance
      for
      doubtful
      accounts
      and notes
      receivable          $ 19           1        -           7           13
    Deferred tax
      asset
      valuation
      allowance            232         101       (6)          -          327
Included in other
  liabilities:
    Reserve for
      maintenance
      turnarounds           79          54        -          46           87
----------------------------------------------------------------------------

1997
Deducted from
  asset
  accounts:
    Allowance
      for
      doubtful
      accounts
      and notes
      receivable          $ 20           7        -           8           19
    Deferred tax
      asset
      valuation
      allowance            208          27       (3)          -          232
Included in other
  liabilities:
    Reserve for
      maintenance
      turnarounds           60          79        -          60           79
----------------------------------------------------------------------------

(a) Amounts charged to income less reversal of amounts previously charged to income.

(b) Represents effect of translating foreign financial statements.

(c) Amounts charged off less recoveries of amounts previously charged off.

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

  (ii) Bylaws of Phillips Petroleum Company, as amended effective September 13, 1999 (incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

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

   (b) Indenture dated as of September 15, 1990, as supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and U.S. Bank Trust National Association, formerly First Trust National Association (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001; the 8.86% Notes due May 15, 2022; the 8.49% Notes due January 1, 2023; the 7.92% Notes due April 15, 2023; the 7.20%
            Notes due November 1, 2023; the 6.65% Notes due March 1, 2003; the 7.125% Debentures due March 15, 2028; the 6.65% Debentures due July 15, 2018; the 7% Debentures due 2029; and the 6 3/8% Notes due 2009 (incorporated by reference to Exhibit 4(b) to Annual Report on Form 10-K for the year ended December 31, 1997).

   (c) Preferred Share Purchase Rights as described in the Rights Agreement dated as of August 1, 1999, between Phillips Petroleum Company and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit
            4.1 to Current Report on Form 8-K filed July 12, 1999).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

          The company incurred during 1999 certain long-term debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the U.S. Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.

Material Contracts

 10(a)    Trust Agreement dated December 12, 1995, between
            Phillips Petroleum Company and Vanguard Fiduciary Trust Company, as Trustee of the Phillips Petroleum Company Compensation and Benefits Arrangements Stock Trust (incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31,
            1995).

   (b) Contribution Agreement, dated as of December 16, 1999, by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, L.L.C. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed December 23, 1999).

   (c) Governance Agreement, dated as of December 16, 1999, by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed December 23, 1999).

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

   (i)    Phillips Petroleum Company Supplemental Executive
            Retirement Plan (incorporated by reference to Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

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

   (m) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K for the year ended December 31, 1998).

                     PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(n)    Key Employee Missed Credited Service Retirement Plan of
            Phillips Petroleum Company (incorporated by reference to
            Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 1998).

   (o)    Phillips Petroleum Company Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the year ended December 31, 1998).

   (p)    Key Employee Supplemental Retirement Plan of Phillips
            Petroleum Company (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

   (q)    Defined Contribution Makeup Plan of Phillips Petroleum
            Company.

   (r)    Phillips Petroleum Company Executive Severance Plan
            (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

 12       Computation of Ratio of Earnings to Fixed Charges.

 21       List of Subsidiaries of Phillips Petroleum Company.

 23       Consent of Independent Auditors.

 27       Financial Data Schedule.

 99(a)    Form 11-K, Annual Report, of the Thrift Plan of
            Phillips Petroleum Company for the fiscal year ended
            December 31, 1999 (to be filed by amendment pursuant to Rule 15d-21).

   (b) Form 11-K, Annual Report, of the Long-Term Stock Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1999 (to be filed by amendment pursuant to Rule 15d-21).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 99(c)    Form 11-K, Annual Report, of the Retirement Savings
            Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1999 (to be filed by amendment pursuant to Rule 15d-21).


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

                                 PHILLIPS PETROLEUM COMPANY


                                    /s/ J. J. Mulva
March 22, 2000               ----------------------------------
                                        J. J. Mulva
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on March 22, 2000.


        Signature                            Title
        ---------                            -----


    /s/ J. J. Mulva
---------------------------    Chairman of the Board of Directors
        J. J. Mulva               and Chief Executive Officer
                                 (Principal executive officer)

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

 /s/ Robert M. Devlin
---------------------------                 Director
     Robert M. Devlin

 /s/ Larry D. Horner
---------------------------                 Director
     Larry D. Horner

/s/ Victoria J. Tschinkel
---------------------------                 Director
    Victoria J. Tschinkel