Form 10-Q
period 2000-03-31
PHILLIPS PETROLEUM CO
filed 2000-05-12
CIK 78214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               ----------------------------------

                                OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number               1-720
                       ------------------------------------------


                   PHILLIPS PETROLEUM COMPANY
     (Exact name of registrant as specified in its charter)


           Delaware                                 73-0400345
-------------------------------                 -------------------
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

The registrant had 253,855,612 shares of common stock, $1.25 par value, outstanding at April 30, 2000.

                 PART I. FINANCIAL INFORMATION


-----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                2000         1999
                                              -------------------
Revenues
Sales and other operating revenues            $4,735        2,421
Equity in earnings of affiliated companies        21           21
Other revenues                                    12           97
-----------------------------------------------------------------
    Total Revenues                             4,768        2,539
-----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               3,083        1,347
Production and operating expenses                519          500
Exploration expenses                              51           47
Selling, general and administrative expenses     185          160
Depreciation, depletion and amortization         234          220
Taxes other than income taxes                     62           61
Interest expense                                  61           67
Foreign currency transaction losses               18           25
Preferred dividend requirements of
  capital trusts                                  13           13
-----------------------------------------------------------------
    Total Costs and Expenses                   4,226        2,440
-----------------------------------------------------------------
Income before income taxes                       542           99
Provision for income taxes                       292           29
-----------------------------------------------------------------
Net Income                                    $  250           70
=================================================================

Net Income Per Share of Common Stock
  Basic                                       $  .99          .28
  Diluted                                        .98          .28
-----------------------------------------------------------------

Dividends Paid                                $  .34          .34
-----------------------------------------------------------------

Average Common Shares Outstanding
    (in thousands)
  Basic                                      253,718      252,108
  Diluted                                    254,677      253,427
-----------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              2000           1999
                                          -----------------------
Assets
Cash and cash equivalents                  $   131            138
Accounts and notes receivable (less
  allowances: 2000--$22; 1999--$19)          1,637          1,808
Inventories                                    570            515
Deferred income taxes                          129            143
Prepaid expenses and other current assets      171            169
-----------------------------------------------------------------
    Total Current Assets                     2,638          2,773
Investments and long-term receivables        2,247          1,103
Properties, plants and equipment (net)       9,995         11,086
Deferred income taxes                           83             83
Deferred charges                                99            156
-----------------------------------------------------------------
Total                                      $15,062         15,201
=================================================================

Liabilities
Accounts payable                           $ 1,681          1,668
Notes payable and long-term debt due
  within one year                               80             31
Accrued income and other taxes                 567            409
Other accruals                                 273            412
-----------------------------------------------------------------
    Total Current Liabilities                2,601          2,520
Long-term debt                               3,889          4,271
Accrued dismantlement, removal and
  environmental costs                          661            684
Deferred income taxes                        1,474          1,480
Employee benefit obligations                   491            483
Other liabilities and deferred credits         591            564
-----------------------------------------------------------------
Total Liabilities                            9,707         10,002
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trusts I and II                      650            650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                384            383
      Capital in excess of par               2,104          2,098
    Treasury stock (at cost:
      2000--24,203,708 shares;
      1999--24,409,545 shares)              (1,207)        (1,217)
    Compensation and Benefits Trust (CBT)
      (at cost: 2000--28,358,258 shares;
      1999--28,358,258 shares)                (961)          (961)
Accumulated other comprehensive income
  Foreign currency translation adjustments     (58)           (38)
  Unrealized gains on securities                 8              7
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)             (282)          (286)
Retained earnings                            4,717          4,563
-----------------------------------------------------------------
Total Common Stockholders' Equity            4,705          4,549
-----------------------------------------------------------------
Total                                      $15,062         15,201
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               2000          1999
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 250            70
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                            234           220
      Dry hole costs and leasehold impairment    13            21
      Deferred taxes                             24             4
      Other                                      71           (22)
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                118             9
      Increase in other accounts and notes
        receivable                              (35)          (90)
      Increase in inventories                   (58)           (4)
      Increase in prepaid expenses and other
        current assets                           (5)          (24)
      Increase (decrease) in accounts payable    85            (9)
      Increase (decrease) in taxes and other
        accruals                                 73            (6)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       770           169
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments,
  including dry hole costs                     (299)         (368)
Proceeds from asset dispositions                  7           104
Long-term advances to affiliates and
  other investments                             (42)           (2)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (334)         (266)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                 57           499
Repayment of debt                              (391)         (164)
Purchase of company common stock                  -           (12)
Issuance of company common stock                  2             3
Dividends paid on common stock                  (86)          (86)
Other                                           (25)          (31)
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                   (443)          209
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents          (7)          112
Cash and cash equivalents at beginning
  of period                                     138            97
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 131           209
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

On March 31, 2000, the company combined its gas gathering, processing and marketing business with the gas gathering and processing business of Duke Energy Corporation (Duke Energy) in a new company, Duke Energy Field Services. Phillips' consolidated results of operations for the three months ended March 31, 2000, include the activity of its gas gathering, processing and marketing business. At the close of business March 31, 2000, Phillips began accounting for its investment in the new company on an equity basis.


Note 2--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              2000           1999
                                          -----------------------

Crude oil and petroleum products              $194            145
Chemical products                              290            285
Materials, supplies and other                   86             85
-----------------------------------------------------------------
                                              $570            515
=================================================================

Note 3--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              2000           1999
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $20,413         22,728
Less accumulated depreciation,
  depletion and amortization                10,418         11,642
-----------------------------------------------------------------
                                           $ 9,995         11,086
=================================================================


Net property, plant and equipment decreased approximately
$1.1 billion, primarily due to the combination of the company's gas gathering, processing and marketing assets with the gas gathering and processing business of Duke Energy Corporation. See Note 11--Segment Disclosures.


Note 4--Debt

At March 31, 2000, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $242 million of commercial paper was outstanding, which is supported 100 percent by the credit facility. Also, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, has $600 million available under two revolving credit facilities. At March 31, 2000, $130 million was outstanding under the facilities. In April, Phillips issued additional commercial paper to fund the acquisition of Atlantic Richfield Company's Alaskan oil and gas properties and related marine assets that are currently operating. See Note 12--Subsequent Events and Significant Transactions.


Note 5--Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 2000 and 1999, were 54 percent and 29 percent, respectively. The 1999 effective rate was impacted by favorable resolution of certain outstanding issues with the Internal Revenue Service (IRS). The effective rate for the three-month period ended March 31, 1999, excluding benefit of the IRS settlement, was 50 percent. The first-quarter rate for 2000 reflects a higher proportion of income in higher-tax-rate jurisdictions.

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

Note 7--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for interest and income taxes for the three-month periods ended
March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                2000         1999
                                              -------------------
Non-Cash Investing and Financing Activities
Investment in equity affiliate through
  exchange of non-cash assets and
  liabilities*                                $1,068            -
Change in fair value of securities                 9            -
Company stock issued under
  compensation and benefit plans                   5            4
-----------------------------------------------------------------
Cash Payments
Interest
  Debt                                        $   80           79
  Taxes and other                                  4            1
-----------------------------------------------------------------
                                              $   84           80
=================================================================
Income taxes                                  $   70            9
-----------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas processing and gathering business of Duke Energy Corporation into Duke Energy Field Services. See Note 11--Segment Disclosures.

The working capital and non-working capital adjustments for the three months ended March 31, 2000, are net of the effect of assets and liabilities transferred to Duke Energy Field Services.


Note 8--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income for the three-month periods ended March 31:

                                              Millions of Dollars
                                              -------------------
                                              2000           1999
                                              -------------------
After-Tax
E&P                                           $ (3)             1
RM&T                                             -              -
Chemicals                                       (1)            (1)
Corporate and Other                             (4)           (14)
-----------------------------------------------------------------
Total                                         $ (8)           (14)
=================================================================

Before-Tax
E&P                                           $(12)            (9)
RM&T                                             -              -
Chemicals                                       (1)            (2)
Corporate and Other                             (5)           (14)
-----------------------------------------------------------------
Total                                         $(18)           (25)
=================================================================

Note 9--Comprehensive Income

Phillips' comprehensive income for the three-month periods ended
March 31 was as follows:

                                              Millions of Dollars
                                              -------------------
                                              2000           1999
                                              -------------------

Net income                                    $250             70
After-tax changes in:
  Foreign currency translation adjustments     (20)           (12)
  Net unrealized gain on available-for-sale
    securities                                   1              -
-----------------------------------------------------------------
Comprehensive income                          $231             58
=================================================================


Note 10--Termination Benefits

The following tables update information provided at year-end 1999 on the company's 1998 and 1999 layoff accruals associated with pre-existing layoff plans, as well as the number of employees impacted. The accrued liability includes amounts for which Phillips expects to be reimbursed by co-venturers under applicable agreements.

                                                         Millions
                                                       of Dollars
                                                       ----------

Severance liability at December 31, 1999                      $73
Additional severance accruals                                   1
Adjustments to severance accruals                              (2)
Foreign currency translation adjustments                       (3)
Benefit payments                                              (25)
-----------------------------------------------------------------
Severance liability at March 31, 2000                        $ 44*
=================================================================
*Included $38 million in severance costs under a foreign plan classified as a long-term liability. These benefits will be paid out over a 10-year period.

                                                           Number
                                                     of Employees
                                                     ------------
Staffed positions identified for termination at
  December 31, 1999                                            21
Positions terminated in first quarter 2000
  (notifications given)                                       (21)
-----------------------------------------------------------------
Staffed positions remaining to be terminated at
  March 31, 2000                                                -
=================================================================

Note 11--Segment Disclosures

The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes both natural gas produced by others and natural gas produced from the company's own reserves.
     On March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas gathering and processing business of Duke Energy Corporation into a new company, Duke Energy Field Services. Effective at close of business March 31, 2000, Phillips' GPM segment consisted primarily of its equity investment in Duke Energy Field Services. In connection with the closing, Phillips received $1.22 billion in cash on April 3, 2000. Since this cash receipt exceeded the book value of the net assets contributed, Phillips' net investment in Duke Energy Field Services will have a credit balance and be shown in Other liabilities and deferred credits on the balance sheet. This will result in the GPM segment's total assets declining substantially in the second quarter of 2000.

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

The company evaluates performance and allocates resources based on, among other items, net income. Intersegment sales are recorded at market value. There have been no material changes in the basis of segmentation or in the basis of measurement of segment net income since the 1999 annual report.

Analysis of Results by Operating Segment

                                          Millions of Dollars
                                   ---------------------------------
                                          Operating Segments
                                   ---------------------------------
                                      E&P     GPM    RM&T  Chemicals
Three Months Ended March 31, 2000  ---------------------------------
Sales and Other Operating Revenues
  External customers               $1,064     255   2,616        799
  Intersegment                        190     287     182         71
--------------------------------------------------------------------
    Segment sales                  $1,254     542   2,798        870
====================================================================

Net income                         $  241      51      23         26
====================================================================

Three Months Ended March 31, 1999
Sales and Other Operating Revenues
  External customers               $  556     154   1,217        494
  Intersegment                         83     111      94         26
--------------------------------------------------------------------
    Segment sales                  $  639     265   1,311        520
====================================================================

Net income (loss)                  $   90       6      (8)        29
====================================================================

Total Assets
  At March 31, 2000                $6,493   1,087   3,465      3,100
--------------------------------------------------------------------
  At December 31, 1999             $6,593   1,197   3,453      2,955
--------------------------------------------------------------------


                                             Millions of Dollars
                                         ---------------------------
                                             Corporate
                                         and All Other  Consolidated
Three Months Ended March 31, 2000        ---------------------------
Sales and Other Operating Revenues
  External customers                            $    1         4,735
  Intersegment (eliminations)                     (730)            -
--------------------------------------------------------------------
    Segment sales                               $ (729)        4,735
====================================================================

Net income (loss)                               $  (91)          250
====================================================================

Three Months Ended March 31, 1999
Sales and Other Operating Revenues
  External customers                            $    -         2,421
  Intersegment (eliminations)                     (314)            -
--------------------------------------------------------------------
    Segment sales                               $ (314)        2,421
====================================================================

Net income (loss)                               $  (47)           70
====================================================================

Total Assets
  At March 31, 2000                             $  917        15,062
--------------------------------------------------------------------
  At December 31, 1999                          $1,003        15,201
--------------------------------------------------------------------


Note 12--Subsequent Events and Significant Transactions

E&P Acquisition

On April 26, 2000, the company completed the purchase of all of Atlantic Richfield Company's Alaskan businesses, other than three double-hulled tankers currently under construction and certain pipeline assets. The pipeline assets are subject to other owners' preferential rights and the approval of the Regulatory Commission of Alaska. The preferential rights on the pipeline assets were not exercised, so Phillips plans to file its request for permission to transfer ownership of the pipelines in the near future. The three tankers under construction are subject to the grant of consents to certain construction contract assignments. The company expects to complete the acquisition of the tankers and pipeline assets late in the second quarter or early in the third quarter of 2000. The acquisition will be accounted for using the purchase method. The purchase was retroactive to January 1, 2000, and the activity from that date until April 26, 2000, was reflected as an adjustment to the purchase price.

Using the proceeds generated from the GPM joint venture and new debt financing ($4.5 billion of commercial paper bearing an average interest rate of 6.31 percent), Phillips paid approximately $5.5 billion in cash at closing on April 26. The company expects to pay approximately $700 million and assume approximately $300 million of ARCO long-term debt when it purchases the three tankers under construction and the pipeline assets. In addition, under the terms of the purchase agreement, Phillips could pay up to $500 million more over the next five years, based on a formula tied to the price of West Texas Intermediate crude oil and to the volumes of oil produced from certain of the assets acquired. The payment made on April 26,

2000, included $73 million for these formula-based payments for the three-month period ending March 31, 2000, leaving
$427 million that may have to be paid. There may be purchase price adjustments later in 2000 after an audit of the preliminary estimates of the cash flows generated by the purchased Alaskan businesses prior to closing, and after the calculation of the fair value of the crude oil inventory on hand at April 26 is finalized.


Chemicals Joint Venture

On February 7, 2000, Phillips announced that it had signed a letter of intent to form a 50/50 joint venture with Chevron Corporation combining the two companies' worldwide chemicals businesses, other than the Oronite additives business being retained by Chevron. The transaction has been approved by the companies' Boards of Directors and the U.S. Federal Trade Commission and is expected to close in mid-2000, subject to the signing of definitive agreements, and other regulatory review and approval. In addition to all the assets and operations included in Phillips' Chemicals segment, the natural gas liquids fractionation assets located at the Sweeny Complex and associated pipelines will also become part of the joint venture.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 33.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 2000, is based on a comparison with the corresponding period in 1999.


Consolidated Results

A summary of the company's net income by business segment follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------

Exploration and Production (E&P)              $241             90
Gas Gathering, Processing and Marketing (GPM)   51              6
Refining, Marketing and Transportation (RM&T)   23             (8)
Chemicals                                       26             29
Corporate and Other                            (91)           (47)
-----------------------------------------------------------------
Net Income                                    $250             70
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

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------

Pending claims and settlements                $(30)            38
Net gains on asset sales                         7             33
Work force reduction charges                    (6)            (5)
Other                                            8              -
-----------------------------------------------------------------
Total special items                           $(21)            66
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------

E&P                                           $223             55
GPM                                             57              7
RM&T                                            27             (6)
Chemicals                                       28             22
Corporate and Other                            (64)           (74)
-----------------------------------------------------------------
Net operating income                          $271              4
=================================================================


Phillips' net income in the first quarter of 2000 was $250 million, a 257 percent increase from net income of $70 million in the first quarter of 1999. Net income was reduced $21 million by special items in the first quarter of 2000 and benefited $66 million from special items in the first quarter of 1999. After excluding these special items, net operating income for the first quarter of 2000 was $271 million, a significant improvement from $4 million in the first quarter of 1999.

Net operating income was higher in all operating segments, with substantial increases posted by E&P and GPM. The upstream segments benefited from sharply higher crude oil and natural gas liquids prices, as well as higher natural gas prices.

Downstream, RM&T benefited from higher refinery and wholesale product margins, while Chemicals earnings improved on increased sales volumes of certain key chemicals and plastics products. Corporate and Other incurred lower expenses in the first quarter of 2000, primarily because of lower foreign currency losses.


Income Statement Analysis

Sales and other operating revenues increased 96 percent in the first quarter of 2000, while purchase costs increased
129 percent. Both increases reflect higher sales and purchase prices across all of the company's major product lines. Of particular significance were sharply higher petroleum products and crude oil prices.

Equity in earnings of affiliated companies was unchanged in the first quarter of 2000, while other revenues decreased 88 percent. Other revenues in the first quarter of 1999 included higher net gains on asset sales than the first quarter of 2000. The first quarter of 1999 also included a favorable contingency settlement, while the first quarter of 2000 included costs associated with the K-Resin styrene-butadiene copolymer plant explosion and fire.

Controllable costs are primarily production and operating expenses; and selling, general and administrative expenses. Controllable costs, adjusted to exclude special items, increased 4 percent in the first quarter of 2000, reflecting higher fuel and utility expenses at the company's downstream manufacturing facilities and increased costs to support higher production levels. These increases were partially offset by lower controllable costs in E&P, mainly from U.S., Norwegian and Venezuelan operations. Special items excluded from controllable costs totaled $35 million in the first quarter of 2000, and primarily related to the K-Resin styrene-butadiene copolymer plant explosion and fire, and work force reduction charges. In the first quarter of 1999, special items excluded from controllable costs totaled $6 million, and consisted primarily of work force reduction expenses.

Exploration expenses increased 9 percent in the first quarter of 2000, as lower dry hole charges were more than offset by higher geological, geophysical and lease rental expenses.

Depreciation, depletion and amortization (DD&A) increased
6 percent in the first quarter of 2000. Contributing to the increase was higher DD&A expense from the company's U.K. E&P operations, where several new fields came online during or after the first quarter of 1999, as well as DD&A expense from new producing fields in the Timor Sea. Taxes other than income taxes were slightly higher in the first quarter of 2000, while interest expense decreased 9 percent. The lower interest expense was attributable to higher capitalized interest associated with E&P projects in the Timor Sea and Venezuela, and the RM&T coker project at the Sweeny refinery.

Foreign currency transaction losses of $18 million were recorded in the first quarter of 2000, compared with losses of $25 million in the first quarter of 1999. Preferred dividend requirements were unchanged in the first quarter of 2000 from the prior year.


Segment Results

E&P
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                2000         1999
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                           $  241           90
Less special items                                18           35
-----------------------------------------------------------------
Net operating income                          $  223           55
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
Crude oil (per barrel)
  United States                               $26.79         9.93
  Foreign                                      27.16        11.22
  Worldwide                                    27.09        10.88
Natural gas--lease (per thousand cubic feet)
  United States                                 2.40         1.60
  Foreign                                       2.38         2.44
  Worldwide                                     2.39         1.95
-----------------------------------------------------------------

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological, geophysical and lease rentals     $   38           26
Leasehold impairment                               5            6
Dry holes                                          8           15
-----------------------------------------------------------------
                                              $   51           47
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               2000          1999
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude oil produced
  United States                                  44            57
  Norway                                        112           103
  United Kingdom                                 31            29
  Nigeria                                        24            22
  China                                          14            14
  Canada                                          6             7
  Timor Sea                                       6             -
  Denmark                                         4             -
  Venezuela                                       3             1
-----------------------------------------------------------------
                                                244           233
=================================================================

Natural gas liquids produced
  United States                                   1             2
  Norway                                          5             3
  Other areas                                     5             5
-----------------------------------------------------------------
                                                 11            10
=================================================================

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Natural gas produced*
  United States                                 889           982
  Norway                                        141           148
  United Kingdom                                257           256
  Canada                                         87            92
  Nigeria                                        27             -
-----------------------------------------------------------------
                                              1,401         1,478
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales                     116           130
-----------------------------------------------------------------


E&P's net operating income increased 305 percent in the first quarter of 2000, primarily due to a significant increase in crude oil prices, as well as higher natural gas prices. Also contributing to the improved performance were higher crude oil production volumes.

Phillips' average worldwide crude oil price was $27.09 per barrel in the first quarter of 2000, $16.21 per barrel--149 percent-- higher than the first quarter of 1999. Industry crude oil prices continued their strong upward trend in the first two months of 2000, as reduced global supply and increased global demand kept worldwide crude oil inventory levels low. Crude oil prices eased somewhat in March, as key exporting countries agreed to moderately increase output.


U.S. E&P
--------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------
Operating Income
Reported net income                           $121             73
Less special items                               7             35
-----------------------------------------------------------------
Net operating income                          $114             38
=================================================================


Net operating income increased 200 percent in the company's U.S. E&P operations, primarily the result of a 170 percent increase in crude oil prices and a 50 percent increase in natural gas prices. Liquefied natural gas prices were higher as well, and U.S. E&P lowered their production and operating expenses. Partially offsetting these items were decreased crude oil and natural gas production volumes.

U.S. crude oil production declined 23 percent in the first quarter of 2000, while natural gas production decreased
9 percent. Both decreases reflect the impact of property dispositions and normal field declines. The decrease in natural gas production was mitigated by an acquisition of producing gas properties in north Louisiana in the second quarter of 1999.

Special items in the first quarter of 2000 primarily included a net gain on asset sales. Special items in the first quarter of 1999 included a net gain on asset sales of $32 million, as well as favorable contingency settlements.

Foreign E&P
-----------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------
Operating Income
Reported net income                           $120             17
Less special items                              11              -
-----------------------------------------------------------------
Net operating income                          $109             17
=================================================================


Net operating income from the company's foreign E&P operations increased 541 percent in the first quarter of 2000. The increase was primarily due to higher crude oil prices and production volumes, partially offset by higher depreciation, depletion and amortization charges and higher exploration expenses. After-tax foreign currency losses of $3 million were included in foreign E&P net operating income in the first quarter of 2000, compared with a gain of $1 million in the first quarter of 1999.

Foreign crude oil production was 14 percent higher in the first quarter of 2000, due to new production in the Timor Sea and Denmark, and higher production in Norway. Foreign natural gas production increased 3 percent, primarily due to new natural gas production in Nigeria.

Special items in the first quarter of 2000 primarily included a deferred tax adjustment and a net gain on property dispositions.

GPM
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                2000         1999
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                           $   51            6
Less special items                                (6)          (1)
-----------------------------------------------------------------
Net operating income                          $   57            7
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
U.S. residue gas
  (per thousand cubic feet)                   $ 2.40         1.68
U.S. natural gas liquids
  (per barrel--unfractionated)                 19.48         7.89
-----------------------------------------------------------------

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Operating Statistics
Natural gas purchases                          1,516        1,360
-----------------------------------------------------------------

Raw gas throughput                             1,824        1,700
-----------------------------------------------------------------

Residue gas sales                              1,030          938
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------

Natural gas liquids sales                        162          146
-----------------------------------------------------------------


Net operating income from the company's GPM segment increased
714 percent in the first quarter of 2000, reflecting a sharp increase in natural gas liquids prices. GPM's average sales price for natural gas liquids was $19.48 per barrel in the first quarter of 2000, compared with $7.89 per barrel in the first quarter of 1999. Natural gas liquids prices generally follow the change in crude oil prices, which were also substantially higher in the quarter. Residue gas prices increased 43 percent in the first quarter of 2000, averaging $2.40 per thousand cubic feet.

Also contributing to the improved operating earnings were increased volumes. Raw gas throughput, residue gas sales, and natural gas liquids sales volumes increased 7 percent, 10 percent and 11 percent, respectively.

On March 31, 2000, Phillips closed the transaction combining its GPM assets with those of Duke Energy Corporation into a new company, Duke Energy Field Services. At the close of business March 31, 2000, Phillips' GPM segment consisted primarily of its equity investment in Duke Energy Field Services. In the future, Phillips will continue to report a separate GPM operating segment.

GPM's special items in the first quarters of 2000 and 1999 consisted of work force reduction charges.

RM&T
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income (loss)                    $ 23             (8)
Less special items                              (4)            (2)
-----------------------------------------------------------------
Net operating income (loss)                   $ 27             (6)
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices (per gallon)
Automotive gasoline
  Wholesale                                   $.86            .42
  Retail                                       .99            .56
Distillates                                    .81            .37
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
U.S. refinery crude oil
  Capacity                                     360            355
  Crude runs                                   345            336
  Capacity utilization (percent)                96%            95
Natural gas liquids fractionation
  Capacity                                     252            252
  Processed                                    212            205
  Capacity utilization (percent)                84%            81
Refinery and natural gas liquids production    589            569
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Branded                                  229            229
      Unbranded                                 33             41
      Spot                                      29             14
    Aviation fuels                              38             27
    Distillates
      Wholesale and retail                     107            108
      Spot                                      29             30
    Natural gas liquids (fractionated)         142            135
    Other products                              35             39
-----------------------------------------------------------------
                                               642            623
  Foreign                                       44             35
-----------------------------------------------------------------
                                               686            658
=================================================================

Net operating income from the company's RM&T segment was $27 million in the first quarter of 2000, compared with a net operating loss of $6 million in the corresponding quarter of 1999. The improvement was mainly the result of higher gasoline and distillates margins across the RM&T business: from refining to wholesale marketing to retail sales at the pump. Higher refinery gasoline and distillates production volumes also contributed to the improved RM&T results. These items were partially offset by lower margins on other refinery products and higher controllable costs. Controllable costs were higher than a year ago due primarily to increased fuel and utility costs associated with higher natural gas prices.

Effective January 1, 2000, Phillips raised its crude oil processing capacity from 355,000 barrels per day to 360,000 barrels per day. However, even with the increased crude oil processing capacity, the company's refineries ran at 96 percent of rated crude oil processing capacity in the first quarter of 2000, compared with 95 percent in the first quarter of 1999.

Special items in the first quarter of 2000 included contingency-related charges. Special items in the first quarter of 1999 included work force reduction charges, partially offset by a net gain on asset sales.

Chemicals
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                            $26             29
Less special items                              (2)             7
-----------------------------------------------------------------
Net operating income                           $28             22
=================================================================

                                              Millions of Pounds
                                              -------------------
Operating Statistics
Production*
  Ethylene                                     890            702
  Polyethylene                                 562            659
  Propylene                                    131            123
  Polypropylene                                104            126
  Paraxylene                                   180            107
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


Net operating income from the company's Chemicals segment increased 27 percent in the first quarter of 2000, primarily due to higher olefins/polyolefins and aromatics margins, along with higher olefins sales volumes. These items were partially offset by lower specialty chemicals and specialty plastics margins.

Polyethylene and polypropylene production volumes decreased
15 percent and 17 percent, respectively, in the first quarter of 2000, primarily due to scheduled maintenance turnarounds at the Houston Chemicals Complex (HCC) in February. In late March 2000, the company's K-Resin styrene-butadiene copolymer facilities were damaged by an explosion and fire. In addition to halting production of K-Resin, the entire Houston Chemical Complex was shutdown as well. With the exception of K-Resin, production at HCC resumed in early April 2000. Resumption of K-Resin production at HCC has been delayed indefinitely.

Special items in the first quarter of 2000 related to the K-Resin plant accident. Special items in the first quarter of 1999 included a positive contingency settlement, partially offset by work force reduction charges.

Corporate and Other
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2000           1999
                                              -------------------
Operating Results
Reported Corporate and Other                  $(91)           (47)
Less special items                             (27)            27
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(64)           (74)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                     $(18)           (20)
Net interest                                   (43)           (46)
Preferred dividend requirements                (11)           (10)
Other items                                      8              2
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(64)           (74)
=================================================================


Corporate general and administrative expenses decreased
10 percent in the first quarter of 2000, reflecting lower depreciation retained at Corporate. The assets related to the company's new business computing systems were allocated to the operating segments in December 1999.

Net interest represents interest income and expense, net of capitalized interest. Net interest decreased 7 percent, primarily resulting from higher capitalized interest in the first quarter of 2000.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital I and II trusts.

The category "Other" consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other improved in the first quarter of 2000 due to lower foreign currency losses. Other items were positively impacted in both the first quarter of 2000 and 1999 by dividends of $9 million and $16 million, respectively, after-tax, received from a mutual insurance company in which Phillips owns a stock interest.

Special items in the first quarter of 2000 primarily included costs related to the K-Resin facility accident that were insured by the company's captive insurance subsidiary. Special items in the first quarter of 1999 primarily consisted of a $24 million favorable resolution of prior years' U.S. income tax issues.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      2000         1999      1999
                                  -------------------------------

Current ratio                          1.0          1.1       1.2
Total debt                          $3,969        4,302     4,607
Company-obligated mandatorily
  redeemable preferred securities   $  650          650       650
Common stockholders' equity         $4,705        4,549     4,205
Percent of total debt to capital*       43%          45        49
Percent of floating-rate debt
  to total debt                         21%          27        31
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


At March 31, 2000, $1 billion of securities remained available under the company's shelf registration statement previously filed with the U.S. Securities and Exchange Commission (SEC). In
April 2000, the company filed a universal shelf registration statement with the SEC for an additional $5 billion of various types of debt and equity securities, and securities convertible into either. This registration statement became effective
April 27, 2000. Securities to be issued under this universal shelf registration statement can be combined by prospectus with the $1 billion of securities that remained under the earlier shelf registration statement. As a result, the company has available, to issue and sell, a total of $6 billion of the various types of securities offered under the universal shelf registration statement.

In March 2000, the company closed on a new agreement with a bank-sponsored entity for the revolving sale of credit card and trade receivables. This agreement allows for the sale of receivables of up to $300 million, all of which was outstanding at March 31, 2000. Terms of the new agreement are similar to those of the company's previous receivable-sales agreements.

Cash from operations in the first quarter of 2000 increased
$601 million from the same period in 1999, primarily the result of a $267 million increase in net operating income and decreases in non-cash working capital. The sale of accounts receivable under the previously mentioned receivables monetization program increased cash from operations by $109 million more than they did in the same period in 1999.

Phillips has $200 million available under three master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At March 31, 2000, approximately $118 million had been financed under these arrangements.

During the first three months of 2000, cash balances decreased $7 million. Cash of $770 million was provided by operating activities. Funds were used to retire revolving debt, support the company's capital expenditures program, and pay dividends.

At March 31, 2000, there was no revolving debt outstanding under the company's $1.5 billion revolving credit facility, but $242 million of commercial paper was outstanding. Also, Phillips Petroleum Company Norway has $600 million available under two revolving credit facilities. At March 31, 2000, $130 million was outstanding under the facilities.

On March 31, 2000, the company combined its gas gathering, processing and marketing assets with the gas gathering and processing business of Duke Energy Corporation in a new company, Duke Energy Field Services. In connection with the closing, Phillips received $1.22 billion in cash on April 3, 2000. See "Capital Expenditures and Investments" on page 27 for additional information on this transaction.

On February 7, 2000, the company announced that it had signed a letter of intent with Chevron Corporation (Chevron) to combine the two companies' worldwide chemicals businesses, other than the Oronite additives business being retained by Chevron, into a 50/50 joint venture. The transaction is expected to close in mid-2000. See "Outlook" on page 32 for additional information on this transaction.

Effective April 26, 2000, Phillips entered into a new
$6.5 billion revolving credit facility, which is a 364-day facility with terms similar to the company's existing
$1.5 billion revolving credit facility. The commitments under the new facility are automatically reduced by the amount of the proceeds received from the previously mentioned GPM and Chemicals joint ventures, and any bond issuance. Since the proceeds from the GPM joint venture have already been received, the commitment under the new revolving credit facility is currently
$5.3 billion. The company's commercial paper program is supported by both revolving credit facilities in an amount equal to 100 percent of the commercial paper outstanding.

Capital Expenditures and Investments

On December 13, 1999, Phillips' Board of Directors approved a
$1.79 billion capital spending program. Since then, the company's GPM assets have been contributed to a joint venture, and the company has announced that it expects to contribute its Chemicals assets to a joint venture in mid-2000. The capital programs of these joint-venture companies are expected to be self-funded, and not part of Phillips' capital spending program. The Board has approved the necessary funding to purchase Arco's Alaskan businesses and to fund their ongoing capital spending program for the remainder of the year. Giving consideration to current initiatives, the company is currently formulating a revised estimate of its capital spending for the remainder of 2000.

On March 31, 2000, the company closed the transaction to combine its midstream gas gathering, processing and marketing assets with the gas gathering and processing business of Duke Energy Corporation (Duke Energy) forming a new company, Duke Energy
Field Services. Duke Energy Field Services arranged debt financing and on April 3, 2000, made one-time cash distributions to both Duke Energy and Phillips. Phillips received $1.22 billion. Duke Energy owns about 70 percent of the new company, and Phillips owns about 30 percent. At the close of business March 31, 2000, Phillips began accounting for its investment in the new company on an equity basis.

Subject to market conditions, Duke Energy Field Services plans to offer approximately 20 percent of its equity to the public in an initial public offering (IPO). The proceeds of the offering are expected to be used to reduce the debt incurred by the new company in the transaction. The agreements governing Duke Energy Field Services set forth a formula which adjusts Duke Energy's and Phillips' post-IPO equity interests based on the public market valuation of the new company. Assuming a value range for the new company of between $5 billion and $6 billion, Duke Energy's post-IPO equity ownership in the new company would range between 55 percent and 57 percent, while Phillips' post-IPO ownership would range between 23 percent and 25 percent.

On April 13, 2000, Phillips, BP Amoco p.l.c. (BP), Atlantic Richfield Company (ARCO), and Exxon Mobil Corporation (Exxon Mobil) entered into agreements to align the ownership and operation of the Prudhoe Bay Unit in Alaska. The agreements, which were subject to the completion of the BP-ARCO merger that occurred April 18, 2000, alter the respective equity interests of Exxon Mobil, BP and Phillips in the Prudhoe Bay Unit, and provide for BP to become the single operator there.

Phillips will still be operator of the North Slope Kuparuk and Alpine fields. After this alignment, Phillips will have approximately 36 percent ownership in both the oil rim and gas cap portions of the Prudhoe Bay Unit. The agreements resolve the issues that resulted in legal action taken March 24, 2000, by Exxon Mobil, relating to North Slope preferential rights and field operatorship.

On April 26, 2000, the company completed the purchase of all of ARCO's Alaskan businesses, other than three double-hulled tankers currently under construction and certain pipeline assets. The pipeline assets are subject to other owners' preferential rights and the approval of the Regulatory Commission of Alaska. The preferential rights on the pipeline assets were not exercised, so Phillips plans to file its request for permission to transfer ownership of the pipelines in the near future. The three tankers under construction are subject to the grant of consents to certain construction contract assignments. The company expects to complete the acquisition of the tankers and pipeline assets late in the second or early in the third quarter of 2000. The transaction was effective January 1, 2000, and the activity from that date until April 26, 2000, adjusted the purchase price. Using the proceeds generated from the GPM joint venture, along with new debt financing ($4.5 billion of commercial paper bearing an average interest rate of 6.31 percent), Phillips paid approximately $5.5 billion in cash at closing on April 26. The company expects to pay approximately $700 million and assume approximately $300 million of ARCO long-term debt upon the closing of the purchase of the three tankers under construction and the pipeline assets. Under the terms of the purchase agreement, Phillips could have to pay up to $500 million more over the next five years. Formula-based contingent monthly payments are required when New York Mercantile Exchange West Texas Intermediate crude oil prices exceed $25 per barrel. The payment made on April 26, 2000, included $73 million for these formula-based payments for the three-month period ending
March 31, 2000, leaving $427 million that may have to be paid. There may be purchase price adjustments later in 2000 after an audit of the preliminary estimates of the cash flows generated by the purchased Alaskan businesses prior to closing, and after the calculation of the fair value of the crude oil inventory on hand at April 26 is finalized.

As a result of this transaction, in 2000 Phillips expects to add reserves of approximately 2.2 billion barrels of oil equivalent, doubling the company's year-end 1999 reserves. Average net production from the acquired assets is expected to be 340,000 barrels of oil equivalent per day in 2000. Phillips received value for the production from January 1, 2000, to the date of closing April 26, 2000, related to that period, but the volumes will not be reflected in the company's reported production statistics for 2000.

This transaction represents a significant step in the company's growth strategy for its E&P business, with Phillips gaining a substantial ownership position in the two largest fields in North America--Prudhoe Bay and Kuparuk. Phillips expects the transaction to be accretive to both earnings and cash flow in 2000.

Based on a preliminary purchase price allocation and recent market outlooks on crude oil prices for the remainder of 2000, the company expects that the acquired ARCO businesses will add, for the partial year after closing, approximately $280 million of net income and approximately $635 million of cash from operations.

The company completed its appraisal drilling program in the first quarter of 2000 on the Peng Lai 19-3 discovery in block 11/05 of China's Bohai Bay. A multiple-phase development is planned. In this plan, Phase I would utilize one wellhead platform and a floating production storage and offloading facility, with daily gross production rates expected to reach 30,000 to 40,000 barrels of oil. First production from Phase I is scheduled for the fourth quarter of 2001. Phase II would include multiple wellhead platforms, central processing facilities and a pipeline or floating storage and offloading facility. First production from Phase II is targeted for 2005, building to a plateau rate of 100,000 to 130,000 gross barrels of oil per day.

Together, these phases are expected to develop approximately
500 million barrels of recoverable reserves. The balance of the expected ultimate recovery potential would be developed by incorporating flank areas and using enhanced recovery methods. Phillips' large acreage position in Block 11/05 provides the company with significant additional exploration opportunities. A minimum of four exploratory wells in this block are planned in 2000. Phillips acquired the right to explore Block 11/05 in 1994 when a petroleum contract was signed with China National Offshore Oil Corporation (CNOOC). Phillips has a 100 percent interest in the block, but CNOOC has the right to participate in any development in the block with up to a 51 percent interest.

Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold a 50 percent interest in Merey Sweeny, L.P. (MSLP), the limited partnership that is building a 58,000-barrel-per-day delayed coker and related facilities at Phillips' Sweeny Complex. The coker is scheduled to start up in the third quarter of 2000. The total project cost for the coker and related facilities has been estimated at $538 million. In April 2000, the Brazos River Navigation District of Brazoria County, Texas, issued $25 million of Texas Environmental Facilities Revenue Bonds (Merey Sweeny, L.P. Project) in two series (A and B) of $12.5 million each. Phillips entered into a letter of credit reimbursement agreement with the Chase Manhattan Bank for the amount of the Series A Bonds. Remaining expenditures are being funded by the limited partnership through a previous bond financing, an $80 million bank facility and equity contributions.

During the first quarter of 2000, Phillips and its co-venturer in the Seaway Pipeline Company (Seaway) completed a 130,000-barrel-per-day capacity expansion of Seaway's 30-inch crude oil pipeline. The expansion has been placed in service.

On March 27, 2000, an explosion and fire occurred at the K-Resin styrene-butadiene copolymer plant at the company's Houston Chemical Complex (HCC). This incident is unrelated to a flash fire that occurred at this location June 23, 1999. Both internal and external investigations into the incident continue and the timing required to complete all investigations is currently unknown. A preliminary damage assessment related to the plant is estimated at $22 million.

The company's polyolefins facilities at HCC were shutdown during the incident and production from these facilities resumed a few days after the incident.

HCC had capacity to produce 370 million pounds a year of K-Resin styrene-butadiene copolymer prior to the incident. Phillips has notified its K-Resin customers that it will continue the force majeure declared from the June 1999 incident. At this time, it has not been determined when the plant might resume production.

At March 31, 2000, $91 million had been drawn by Qatar Chemical Company Ltd. (Q-Chem) under the $750 million bank financing agreement for the construction of a major petrochemical complex in Qatar. Phillips owns 49 percent of Q-Chem. When the expected combination of the company's worldwide chemicals businesses with those of Chevron occurs, Q-Chem will become an equity affiliate of the new joint venture company.


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

At year-end 1999, Phillips reported 27 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, two sites have been resolved and two new sites were added. Of these 27 sites, the company believes it has a legal defense or its records indicate no involvement for five sites. At four other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At five sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 13 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At March 31, 2000, $4 million had been accrued for the company's unresolved PRP sites. In addition, the company has accrued
$50 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $3 million for other environmental contingent liabilities, for total environmental accruals of $57 million.

After an assessment of environmental exposures for clean-up and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries.


OUTLOOK

The proposed joint venture combining the worldwide chemicals businesses of Phillips and Chevron has been approved by the companies' Boards of Directors and the U.S. Federal Trade Commission. Subject to the signing of definitive agreements and other regulatory review and approval, the transaction is expected to close in mid-2000. Phillips expects to account for its investment in the joint venture on an equity basis.

Phillips operates in three countries where cutbacks in production were announced in 1998. The Norwegian Ministry of Petroleum and Energy has reduced the production curtailment measures for oil production on the Norwegian continental shelf, but has extended the curtailment through June 2000. It will amount to a
3.3 percent reduction, based on latest production forecasts given to the Ministry. The Nigerian government raised their quota, effective May 1, 2000, reversing all previous quota reductions. This affects leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil Company. Venezuela, an OPEC member, has agreed to cut back oil production, but Phillips' third-bid-round operations have not been asked to curtail production. Based on the above, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 2000.

In March 1999, several major oil-exporting countries agreed to reduce production volumes. Within a year, crude oil prices peaked at their highest levels since the 1991 Gulf War. The producing countries agreed in March 2000 to increase their output quotas and are asserting a policy of supporting price stability. Price volatility may be expected for 2000 and beyond depending on the balance of supply and demand. Natural gas prices continue to rise, helped by concerns of potentially lower supply, as well as by the strength of crude oil prices. Continued volatility created by weather, gas storage levels, and the price of competing fuels is expected.


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

The following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to implement Management's announced strategy for its four business segments are subject to: finding a joint venturer for RM&T; the negotiation and execution of satisfactory agreements for the Chemicals joint venture; receipt of any approvals that may be required from state and federal government agencies and third parties; required disposition of assets, if any, to meet regulatory requirements; approvals as required by the Boards of Directors of the entities involved; consummation of the remaining portion of the ARCO Alaska acquisition by E&P; the successful development of the company's current projects and new acquisitions discussed in this report and subsequent reports; and the achievement of production estimates, and cost savings and synergies that are dependent on the integration of personnel, business systems and operations.

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments; its ability to engage drilling, construction and other contractors; its ability to obtain economical and timely financing; geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to-be-acquired crude oil tankers for the hydrocarbons; and foreign and United States laws, including tax laws.

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

  o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, if any, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, including the initial public offering contemplated for a portion of the Duke Energy Field Services stock and the sale of notes to refinance a portion of the bank debt for the ARCO Alaska acquisition, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets to be sold; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has no control, and to a lesser extent the commodity prices for its chemicals and other products; its ability to operate its refineries, chemical plants, and exploration and production operations consistently and safely; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

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

  o Estimates of increases in net income and cash flow from the acquired ARCO businesses for the partial year 2000 are based on West Texas Intermediate crude oil prices of approximately $24.50 per barrel on average, adjusted for the North Slope differential and transportation; operating costs for such businesses and the company not increasing substantially beyond current levels; and no major disruption in production or transportation of such products.

                  PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12  Computation of Ratio of Earnings to Fixed Charges.

27  Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended March 31, 2000, the company filed two reports on Form 8-K.

The first report was filed February 10, 2000, to report in Item 5 the company's February 4 announcement that it had entered into a letter of intent to form a chemicals joint venture with Chevron
Corporation.

The second report was filed February 15, 2000, disclosing in
Item 5 the company's announcement that during 1999 its worldwide proved reserves increased to 2.23 billion barrels of oil equivalent, up slightly from 2.21 billion barrels of oil equivalent at year-end 1998. The company replaced 114 percent of its 1999 worldwide hydrocarbon production.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHILLIPS PETROLEUM COMPANY




                                     /s/ Rand C. Berney
                               ---------------------------------
                                         Rand C. Berney
                                 Vice President and Controller
                                  (Chief Accounting and Duly
                                      Authorized Officer)


May 11, 2000