Form 10-K405/A
period 1999-12-31
PHILLIPS PETROLEUM CO
filed 2000-06-27
CIK 78214

FORM 10-K/A


                        Amendment No. 1


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
                         -------------------------------------

                               OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    --------------
Commission file number            1-720
                      ----------------------------------------


                   Phillips Petroleum Company
     (Exact name of registrant as specified in its charter)


            Delaware                              73-0400345
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

   (q)    Defined Contribution Makeup Plan of Phillips Petroleum
            Company.*

   (r)    Phillips Petroleum Company Executive Severance Plan
            (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

 12       Computation of Ratio of Earnings to Fixed Charges.*

 21       List of Subsidiaries of Phillips Petroleum Company.*

 23       Consent of Independent Auditors.*

 27       Financial Data Schedule.*

 99(a)    Form 11-K, Annual Report, of the Thrift Plan of
            Phillips Petroleum Company for the fiscal year ended
            December 31, 1999.

   (b)      Form 11-K, Annual Report, of the Long-Term Stock
            Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1999.

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 99(c)    Form 11-K, Annual Report, of the Retirement Savings
            Plan of Phillips Petroleum Company for the fiscal year ended December 31, 1999.


*Filed with the original Annual Report on Form 10-K for the year ended December 31, 1999.


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

June 23, 2000