Form 10-Q
period 2000-06-30
PHILLIPS PETROLEUM CO
filed 2000-08-11
CIK 78214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                               ----------------------------------

                               OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------
Commission file number               1-720
                       ------------------------------------------


                   PHILLIPS PETROLEUM COMPANY
     (Exact name of registrant as specified in its charter)


          Delaware                                  73-0400345
-------------------------------                --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Indentification No.)



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

The registrant had 254,764,934 shares of common stock, $1.25 par value, outstanding at July 31, 2000.

                     PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company


                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      2000     1999     2000     1999
                                    ---------------------------------
Revenues
Sales and other operating revenues $5,331 3,172 10,066 5,593 Equity in earnings of affiliated
  companies                             86       27      107       48
Other revenues                          17       32       29      129
---------------------------------------------------------------------
    Total Revenues                   5,434    3,231   10,202    5,770
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     3,184    1,891    6,267    3,238
Production and operating expenses      569      498    1,088      998
Exploration expenses                    73       62      124      109
Selling, general and
  administrative expenses              178      164      363      324
Depreciation, depletion and
  amortization                         298      222      532      442
Property impairments                     -       51        -       51
Taxes other than income taxes          111       58      173      119
Interest expense                        99       73      160      140
Foreign currency transaction losses     21       15       39       40
Preferred dividend requirements
  of capital trusts                     13       13       26       26
---------------------------------------------------------------------
    Total Costs and Expenses         4,546    3,047    8,772    5,487
---------------------------------------------------------------------
Income before income taxes             888      184    1,430      283
Provision for income taxes             446      116      738      145
---------------------------------------------------------------------
Net Income                          $  442       68      692      138
=====================================================================

Net Income Per Share of Common
  Stock
    Basic                           $ 1.74      .27     2.73      .55
    Diluted                           1.73      .27     2.71      .54
---------------------------------------------------------------------

Dividends Paid                      $  .34      .34      .68      .68
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                          253,986  252,581  253,852  252,346
    Diluted                        255,974  254,640  255,077  253,830
---------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             2000            1999
                                          -----------------------
Assets
Cash and cash equivalents                 $   235             138
Accounts and notes receivable (less
  allowances: 2000--$21; 1999--$19)         1,847           1,808
Inventories                                   752             515
Deferred income taxes                         123             143
Prepaid expenses and other current assets     234             169
-----------------------------------------------------------------
    Total Current Assets                    3,191           2,773
Investments and long-term receivables       1,237           1,103
Properties, plants and equipment (net)     15,648          11,086
Deferred income taxes                          75              83
Deferred charges                              113             156
-----------------------------------------------------------------
Total                                     $20,264          15,201
=================================================================

Liabilities
Accounts payable                          $ 1,847           1,668
Notes payable and long-term debt due
  within one year                             808              31
Accrued income and other taxes                766             409
Other accruals                                371             412
-----------------------------------------------------------------
    Total Current Liabilities               3,792           2,520
Long-term debt                              7,319           4,271
Accrued dismantlement, removal and
  environmental costs                         657             684
Deferred income taxes                       1,549           1,480
Employee benefit obligations                  507             483
Other liabilities and deferred credits        709             564
-----------------------------------------------------------------
Total Liabilities                          14,533          10,002
-----------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips 66 Capital Trusts I and II      650             650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                               383             383
      Capital in excess of par              2,122           2,098
    Treasury stock (at cost:
      2000--23,850,237 shares;
      1999--24,409,545 shares)             (1,190)         (1,217)
    Compensation and Benefits Trust (CBT)
      (at cost: 2000--27,880,382 shares;
      1999--28,358,258 shares)               (944)           (961)
Accumulated other comprehensive income
  Foreign currency translation adjustments    (79)            (38)
  Unrealized gains on securities                7               7
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)            (276)           (286)
Retained earnings                           5,058           4,563
-----------------------------------------------------------------
Total Common Stockholders' Equity           5,081           4,549
-----------------------------------------------------------------
Total                                     $20,264          15,201
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                 2000        1999
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $   692         138
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
        Depreciation, depletion and
          amortization                            532         442
        Property impairments                        -          51
        Dry hole costs and leasehold
          impairment                               46          54
        Deferred taxes                             94           9
        Other                                      28          (1)
    Working capital adjustments, net of
      acquisition and disposition of
      businesses
        Increase in aggregate balance of
          accounts receivable sold                118          18
        Increase in other accounts and
          notes receivable                       (109)       (261)
        Increase in inventories                   (83)        (16)
        Decrease (increase) in prepaid
          expenses and other current assets       (30)         95
        Increase (decrease) in accounts
          payable                                  (8)         23
        Increase in taxes and other accruals      306         136
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       1,586         688
-----------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of ARCO's Alaskan businesses       (5,583)          -
Capital expenditures and investments,
  including dry hole costs                       (717)       (985)
Proceeds from contribution of gas gathering,
  processing and marketing assets to joint
  venture                                       1,220           -
Proceeds from asset dispositions                   39         132
Long-term advances to affiliates and
  other investments                               (42)         (6)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (5,083)       (859)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                4,070         547
Repayment of debt                                (258)       (117)
Purchase of company common stock                    -         (13)
Issuance of company common stock                   12          18
Dividends paid on common stock                   (173)       (172)
Other                                             (57)        (42)
-----------------------------------------------------------------
Net Cash Provided by Financing Activities       3,594         221
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents            97          50
Cash and cash equivalents at beginning of
  period                                          138          97
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $   235         147
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


Note 2--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             2000            1999
                                          -----------------------

Crude oil and petroleum products             $299             145
Chemical products                             306             285
Materials, supplies and other                 147              85
-----------------------------------------------------------------
                                             $752             515
=================================================================


Note 3--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             2000            1999
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $26,144          22,728
Less accumulated depreciation,
  depletion and amortization               10,496          11,642
-----------------------------------------------------------------
                                          $15,648          11,086
=================================================================


Net properties, plants and equipment increased approximately
$4.6 billion during the first six months of 2000, primarily due to the April 26 acquisition of Atlantic Richfield Company's
(ARCO) Alaskan businesses. See Note 14--Alaska Acquisition. The increase resulting from this acquisition was partially offset by the company's contribution of its gas gathering, processing and marketing assets to the Duke Energy Field Services, LLC
(DEFS) joint venture on March 31, 2000. See Note 13--Duke Energy Field Services, LLC.


Note 4--Debt

In May 2000, Phillips issued $1.15 billion of 8.5% Notes due
2005, and $1.35 billion of 8.75% Notes due 2010, in the public market.

Effective April 26, 2000, Phillips entered into a new
$6.5 billion revolving credit facility, which is a 364-day facility with terms similar to the company's existing
$1.5 billion revolving credit facility that expires in May 2002. The company's commercial paper program is supported by both revolving credit facilities in an amount equal to 100 percent of the commercial paper outstanding. The commitments under the new facility are automatically reduced by the amount of the cash distributions received upon formation of the company's gas gathering, processing and marketing, and chemicals joint ventures and any long-term debt issuances. In early April, Phillips received $1.22 billion upon the formation of DEFS, and in early July received $835 million upon the formation of Chevron Phillips Chemical Company LLC (CPC). As a result of receiving the proceeds from the joint ventures and issuing the $2.5 billion of notes, the commitments under the new revolving credit facility have been reduced to $1.9 billion, leaving total remaining commitments of $3.4 billion under the two agreements.

At June 30, 2000, Phillips had $1.9 billion of commercial paper outstanding and $50 million outstanding under its $1.5 billion revolving credit facility. Also on that date, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, had $70 million outstanding under one of its two $300 million revolving credit facilities. These two credit facilities expire in November 2001, and June 2004.


Note 5--Income Taxes

The company's effective tax rates for the second quarter and first six months of 2000 were 50 and 52 percent, respectively, compared with 63 and 51 percent for each of the same periods a year ago. The effective tax rate for the second quarter of 1999 was negatively impacted by increases in valuation allowances on certain deferred tax assets. The effective tax rate for the second quarter of 2000 was positively impacted as a result of the acquisition of ARCO's Alaskan businesses.

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

Note 7--Non-Mineral Operating Leases

Phillips and its co-venturer in the Kenai liquefied natural gas plant lease two tankers that are used to transport liquefied natural gas from Kenai, Alaska, to Japan. The previous leases on these two tankers were due to expire in June and December of 2000. In June 2000, the company and its co-venturer closed on new five-year leasing arrangements for the two tankers.
Phillips' 70 percent share of future minimum lease payments due under the new lease terms are:

                                                         Millions
                                                       of Dollars
                                                       ----------

2000                                                         $ 12
2001                                                           23
2002                                                           22
2003                                                           22
2004                                                           21
2005                                                           10
-----------------------------------------------------------------
                                                             $110
=================================================================


The company's 70 percent share of the guaranteed residual value of the two tankers is $215 million.

Note 8--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                2000         1999
                                              -------------------
Non-Cash Investing and Financing Activities
Investment in equity affiliate through
  exchange of non-cash assets and
  liabilities*                                $1,068            -
Investment in property, plant and equipment
  of ARCO's Alaskan businesses through the
  assumption of net non-cash liabilities of
  the acquired businesses                         57            -
Investment in equity affiliate through
  direct guarantee of debt                        13            -
Company stock issued under compensation
  and benefit plans                               21           24
Change in fair value of securities                 9           10
Investment in joint venture in exchange
  for non-cash assets                              -            2
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $  122          127
  Taxes and other                                 13            4
-----------------------------------------------------------------
                                              $  135          131
=================================================================
Income taxes                                  $  263           45
-----------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas processing and gathering business of Duke Energy Corporation into Duke Energy Field Services, LLC. See Note 13--Duke Energy Field Services, LLC.

Note 9--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended     Six Months Ended
                               June 30                June 30
                          ------------------     ----------------
                          2000          1999     2000        1999
                          ------------------     ----------------
After-Tax
E&P                       $ (1)            -       (4)          1
RM&T                        (1)           (1)      (1)         (1)
Chemicals                    -             -       (1)         (1)
Corporate and Other        (16)           (8)     (20)        (22)
-----------------------------------------------------------------
Total                     $(18)           (9)     (26)        (23)
=================================================================

Before-Tax
E&P                       $ (4)           (6)     (16)        (15)
RM&T                        (1)            -       (1)          -
Chemicals                    -             -       (1)         (2)
Corporate and Other        (16)           (9)     (21)        (23)
-----------------------------------------------------------------
Total                     $(21)          (15)     (39)        (40)
=================================================================


Note 10--Comprehensive Income

Phillips' comprehensive income for the three- and six-month periods ended June 30, was as follows:

                                        Millions of Dollars
                                  -------------------------------
                                   Three Months       Six Months
                                      Ended             Ended
                                     June 30           June 30
                                  -------------     -------------
                                  2000     1999     2000     1999
                                  -------------     -------------

Net income                        $442       68      692      138
After-tax changes in:
  Foreign currency translation
    adjustments                    (21)     (11)     (41)     (23)
  Net unrealized gain (loss)
    on securities                   (1)       2        -        2
-----------------------------------------------------------------
Other comprehensive income        $420       59      651      117
=================================================================

Note 11--Termination Benefits

The following tables update information provided at year-end 1999 on the company's 1998 and 1999 layoff accruals associated with pre-existing layoff plans, as well as the number of employees impacted. The accrued liability includes amounts for which Phillips expects to be reimbursed by co-venturers under applicable agreements.

                                                         Millions
                                                       of Dollars
                                                       ----------

Severance liability at December 31, 1999                      $73
Additional severance accruals                                   4
Adjustments to severance accruals                              (2)
Foreign currency translation adjustments                       (3)
Benefit payments                                              (30)
-----------------------------------------------------------------
Severance liability at June 30, 2000                         $ 42*
=================================================================
*Included $25 million in severance costs under a foreign plan classified as a long-term liability. These benefits will be paid out over a 10-year period.


At December 31, 1999, there were 21 staffed positions that had been identified for termination. By June 30, 2000, all notifications had been given.


Note 12--Segment Disclosures

The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes both natural gas produced by others and natural gas produced from Phillips' reserves. On
     March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas gathering and processing business of Duke Energy Corporation into a new company, Duke Energy Field Services, LLC (DEFS). Effective at the close of business on March 31, 2000, Phillips' GPM segment consisted primarily of its equity investment in DEFS. See Note 13--Duke Energy Field Services, LLC for additional information on DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. This segment also fractionates and markets natural gas liquids.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. See
     Note 15--Subsequent Event for additional information about recent developments in Chemicals.

Corporate and Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts; certain eliminations; and various other corporate activities, such as the company's captive insurance subsidiary and tax items not directly attributable to the operating segments.

The company evaluates performance and allocates resources based on net income, among other items. Intersegment sales are recorded at prices that approximate market value. There have been no material changes in the basis of segmentation or in the basis of measurement of segment net income since the 1999 annual report.

Analysis of Results by Operating Segment

                                         Millions of Dollars
                                   --------------------------------
                                          Operating Segments
                                   --------------------------------
                                       E&P    GPM   RM&T  Chemicals
Three Months Ended June 30, 2000   --------------------------------
Sales and Other Operating Revenues
  External customers               $ 1,762      -  2,721        848
  Intersegment                         155      -    177         80
-------------------------------------------------------------------
    Segment sales                  $ 1,917      -  2,898        928
===================================================================

Net income                         $   391     29     86         55
===================================================================


Three Months Ended June 30, 1999
Sales and Other Operating Revenues
  External customers               $   683    195  1,706        587
  Intersegment                         109    156     98         35
-------------------------------------------------------------------
    Segment sales                  $   792    351  1,804        622
===================================================================

Net income                         $    76     18     33         41
===================================================================



Six Months Ended June 30, 2000
Sales and Other Operating Revenues
  External customers               $ 2,826    255  5,337      1,647
  Intersegment                         345    287    359        151
-------------------------------------------------------------------
    Segment sales                  $ 3,171    542  5,696      1,798
===================================================================

Net income                         $   632     80    109         81
===================================================================

Total Assets
  At June 30, 2000                 $12,567      -  3,477      3,210
-------------------------------------------------------------------
  At December 31, 1999             $ 6,593  1,197  3,453      2,955
-------------------------------------------------------------------


Six Months Ended June 30, 1999
Sales and Other Operating Revenues
  External customers               $ 1,239    349  2,923      1,081
  Intersegment                         192    267    192         61
-------------------------------------------------------------------
    Segment sales                  $ 1,431    616  3,115      1,142
===================================================================

Net income                         $   166     24     25         70
===================================================================



                                           Millions of Dollars
                                       --------------------------
                                       Corporate
                                       and Other     Consolidated
Three Months Ended June 30, 2000       --------------------------
Sales and Other Operating Revenues
  External customers                     $     -            5,331
  Intersegment (eliminations)               (412)               -
-----------------------------------------------------------------
    Segment sales                        $  (412)           5,331
=================================================================

Net income (loss)                        $  (119)             442
=================================================================


Three Months Ended June 30, 1999
Sales and Other Operating Revenues
  External customers                     $     1            3,172
  Intersegment (eliminations)               (398)               -
-----------------------------------------------------------------
    Segment sales                        $  (397)           3,172
=================================================================

Net income (loss)                        $  (100)              68
=================================================================



Six Months Ended June 30, 2000
Sales and Other Operating Revenues
  External customers                     $     1           10,066
  Intersegment (eliminations)             (1,142)               -
-----------------------------------------------------------------
    Segment sales                        $(1,141)          10,066
=================================================================

Net income (loss)                        $  (210)             692
=================================================================

Total Assets
  At June 30, 2000                       $ 1,010           20,264
-----------------------------------------------------------------
  At December 31, 1999                   $ 1,003           15,201
-----------------------------------------------------------------


Six Months Ended June 30, 1999
Sales and Other Operating Revenues
  External customers                     $     1            5,593
  Intersegment (eliminations)               (712)               -
-----------------------------------------------------------------
    Segment sales                        $  (711)           5,593
=================================================================

Net income (loss)                        $  (147)             138
=================================================================


Note 13--Duke Energy Field Services, LLC

On March 31, 2000, Phillips combined its midstream gas gathering, processing and marketing assets with the gas gathering and processing business of Duke Energy Corporation (Duke Energy) forming a new company, Duke Energy Field Services, LLC (DEFS).
At the close of business on March 31, Phillips began accounting for its investment in the new company on an equity basis. DEFS arranged debt financing and on April 3, 2000, made one-time cash distributions to both Duke Energy and Phillips. Phillips received $1.22 billion in cash on April 3, 2000. Since the cash received exceeded the book value of the net assets contributed, Phillips' net investment in DEFS has a credit balance and is shown in Other liabilities and deferred credits on the balance sheet. This resulted in the GPM segment's total assets declining to zero in the second quarter of 2000. No gain was recognized in connection with the transaction because of Phillips' long-term commitment to purchase natural gas liquids from DEFS. Duke Energy owns 69.7 percent of the new company, and Phillips owns
30.3 percent. Phillips' consolidated results of operations include 100 percent of the activity of its gas gathering, processing and marketing business through March 31, 2000, and its
30.3 percent share of DEFS' earnings since the date of combination. Included in the GPM segment's before-tax earnings in the second quarter of 2000 was $14.7 million representing the amortization of the basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent interest in the equity of DEFS. This difference is being amortized over 15 years.

During the second quarter of 2000, Phillips purchased
$258 million of natural gas liquids from DEFS and sold DEFS
$51 million of natural gas.

On August 4, 2000, DEFS, Duke Energy, and Phillips agreed to modify the Limited Liability Company Agreement governing DEFS to provide for the admission of a class of preferred members in DEFS. Subsidiaries of Duke Energy and Phillips purchased these new preferred member interests for $209 million and $91 million, respectively. The preferred member interests have a 30-year term, will pay a distribution which yields 9.5 percent annually, and contain provisions which require their redemption with any proceeds from an initial public offering (IPO). On May 25, 2000, DEFS announced that it had postponed its previously proposed IPO due to volatile market conditions.


Note 14--Alaska Acquisition

On April 26, 2000, Phillips purchased all of Atlantic Richfield Company's (ARCO) Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline assets, which were acquired on August 1, 2000. The acquisition is being accounted for using the purchase method of accounting. Because the purchase was retroactive to January 1, 2000, the activity from that date until April 26, 2000, was reflected as an adjustment to the purchase price. Results of operations for the acquired businesses are included in Phillips' income statement effective from April 26, 2000.

On April 26, at closing, Phillips paid approximately $5.5 billion in cash. See Note 4--Debt. On August 1, the company paid approximately $700 million and assumed $265 million of variable-rate, long-term debt.

Under the terms of the purchase agreement, Phillips could pay up to $500 million as additional purchase price consideration through December 31, 2004, based on a formula tied to the price of West Texas Intermediate crude oil and to the volumes of oil produced from certain of the assets acquired. The company has made approximately $138 million of such payments for the crude oil shipments delivered through June 30, 2000. Formula-based payments for July business are estimated to be $34 million, leaving an estimated $328 million that may have to be paid. The final purchase price is also subject to change based on the results of a post-closing audit.

The allocation of the purchase price to specific assets and liabilities is preliminary at this time. Based on the consideration paid to date and a preliminary estimate of the appraised value of the properties, plants and equipment acquired, no goodwill has been recorded in the preliminary purchase price allocation.

The following unaudited pro forma summary presents information as if the businesses acquired on April 26, 2000, had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion and amortization based on the preliminary allocated purchase price of the assets acquired; interest on additional debt incurred; capitalization of interest on major Alaskan projects under development; and adjustments to conform ARCO Alaska's accounting policies to Phillips'. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the businesses been combined during the periods presented, nor is it necessarily indicative of future results of operations of the combined companies:

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                 2000        1999
                                              -------------------

Total revenues                                $11,143       6,564
Income before income taxes                      1,791         295
Net income                                        903         152
Net income per share of common stock
  Basic                                       $  3.56         .60
  Diluted                                        3.54         .60
-----------------------------------------------------------------


Note 15--Subsequent Event

On July 1, 2000, Phillips and Chevron Corporation (Chevron) combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). In addition to contributing the assets and operations included in the company's Chemicals segment, Phillips also contributed the natural gas liquids business related to its Sweeny, Texas, Complex. Phillips and Chevron each own 50 percent of the voting and economic interests in the new company. On July 1, 2000, Phillips began accounting for its investment in CPC on an equity basis.

In connection with the combination, CPC borrowed $1.67 billion. The proceeds of the borrowing were used to make cash distributions of $835 million each to Phillips and Chevron. Also in connection with the combination, Phillips made a $70 million cash advance to CPC. This non-interest-bearing advance is subject to adjustment if the K-Resin styrene-butadiene copolymer operations fail to meet or if they exceed certain pre-established production volume thresholds prior to December 2001. Any portion of the advance not returned to Phillips or any additional payments will be treated as part of Phillips' initial capital contribution.

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


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ending June 30, 2000, are based on a comparison with the corresponding periods of 1999.


Consolidated Results

A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2000         1999   2000        1999
                            ------------------   ----------------
Exploration and Production
  (E&P)                      $391           76    632         166
Gas Gathering, Processing
  and Marketing (GPM)          29           18     80          24
Refining, Marketing and
  Transportation (RM&T)        86           33    109          25
Chemicals                      55           41     81          70
Corporate and Other          (119)        (100)  (210)       (147)
-----------------------------------------------------------------
Net income                  $ 442           68    692         138
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

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2000          1999   2000        1999
                            ------------------   ----------------

Property impairments         $ -           (20)     -         (20)
Work force reduction
  charges                      -            (2)    (6)         (7)
Net gain/(loss) on asset
  sales                       (5)           16      2          49
Pending claims and
  settlements                  6           (10)   (24)         28
Other items                    2           (24)    10         (24)
-----------------------------------------------------------------
Total special items          $ 3           (40)   (18)         26
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2000         1999   2000        1999
                            ------------------   ----------------

E&P                         $ 396           99    619         154
GPM                            25           18     82          25
RM&T                           86           37    113          31
Chemicals                      51           37     79          59
Corporate and Other          (119)         (83)  (183)       (157)
-----------------------------------------------------------------
Net operating income        $ 439          108    710         112
=================================================================


Phillips' net income in the second quarter of 2000 was $442 million, compared with net income of $68 million in the second quarter of 1999. Special items increased net income in the second quarter of 2000 by $3 million, while they reduced net income $40 million in the second quarter of the prior year.
After excluding special items, net operating income in the second quarter of 2000 was $439 million, compared with $108 million in the second quarter of 1999.

The increase in net operating income in the second quarter of 2000 was primarily the result of sharply higher earnings in Phillips' E&P segment. The E&P segment benefited from a 76 percent increase in its average worldwide crude oil price, as well as an 83 percent increase in crude oil production resulting primarily from the company's acquisition of Atlantic Richfield Company's Alaskan businesses, excluding marine tankers under construction and certain pipeline assets, (ARCO Alaska) in late April of 2000. (See Note 14--Alaska Acquisition in the Notes to Financial Statements for further information on the ARCO Alaska acquisition.) Also contributing to the increase in second quarter earnings were strong E&P operations in Norway, higher refinery gasoline and distillates margins in RM&T, and improved ethylene margins in Chemicals.

Phillips' net income for the first six months of 2000 was $692 million, a 401 percent increase from the corresponding period in 1999. Special items reduced six-month net income by $18 million in 2000, while they benefited the prior year's first six-month net income by $26 million. After excluding special items, net operating income was 534 percent higher in the 2000 six-month period.


Income Statement Analysis

Sales and other operating revenues increased 68 percent in the second quarter of 2000 and 80 percent in the six-month period. Both periods reflect higher sales prices across all of the company's major product lines. Of particular significance were sharply higher petroleum products and crude oil prices. These same factors also accounted for 68 percent and 94 percent increases in purchase costs in the second quarter and first six months of 2000, respectively. Also contributing to the increased operating revenues was the ARCO Alaska acquisition in late-April 2000.

Equity in earnings of affiliated companies increased 219 percent in the second quarter of 2000 and 123 percent in the first six months. Both increases were primarily attributable to the formation of Duke Energy Field Services, LLC (DEFS) and higher earnings from the company's investment in Sweeny Olefins Limited Partnership (SOLP). On March 31, 2000, Phillips and Duke Energy Corporation contributed their midstream gas gathering, processing and marketing businesses to DEFS. Phillips received a
30.3 percent interest in DEFS, which is accounted for using the equity method. Higher ethylene margins improved Phillips' share of earnings from SOLP.

Other revenues decreased 47 percent in the second quarter of 2000 and 78 percent in the six-month period. Both decreases are primarily attributable to less asset disposition activity, which resulted in lower net gains on asset sales. In addition, both 2000 periods included less favorable contingency accruals/settlements.

Controllable costs are primarily production and operating expenses; and selling, general and administrative expenses. Controllable costs, adjusted to exclude special items, increased 16 percent in the second quarter of 2000 and 10 percent in the six-month period. The increase in both periods is primarily attributable to the ARCO Alaska acquisition, and higher fuel and utility expenses at the company's downstream manufacturing facilities. As a result of the DEFS joint venture, beginning in the second quarter of 2000, Phillips' controllable costs no longer include expenses associated with its GPM segment. Phillips uses the equity method of accounting for its investment in DEFS.

Exploration expenses increased 18 percent and 14 percent in the second quarter and first six months of 2000, due to higher geological, geophysical and lease rental expenses.

Depreciation, depletion and amortization (DD&A) increased
34 percent in the second quarter of 2000 and 20 percent in the six-month period. The increase in both periods is primarily the result of the ARCO Alaska acquisition. There were no property impairments in the first six months of 2000. In the second quarter of 1999, the company recorded impairments on E&P fields in the North Sea and the Gulf of Mexico.

Taxes other than income taxes were 91 percent higher in the second quarter of 2000 and 45 percent higher in the six-month period, with both increases reflecting higher production taxes associated with the ARCO Alaska acquisition.

Interest expense increased 36 percent in the second quarter of 2000 and 14 percent in the first six months. The increase in both periods is attributable to higher debt balances as a result of the ARCO Alaska acquisition, partially offset by higher capitalized interest.

Foreign currency transaction losses of $21 million and $39 million were incurred in the second quarter and first six months of 2000, respectively, compared with losses of $15 million and $40 million in the corresponding periods of the prior year. Preferred dividend requirements were unchanged in both the second quarter and six-month period of 2000 from the previous year.

Segment Results

E&P
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2000        1999    2000       1999
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income         $  391          76     632        166
Less special items              (5)        (23)     13         12
-----------------------------------------------------------------
Net operating income        $  396          99     619        154
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska                $25.89       10.63   25.75       8.20
      Lower 48               26.94       14.66   27.35      12.52
      Total                  26.04       14.10   26.16      11.93
    Foreign                  27.25       15.35   27.21      13.52
    Worldwide                26.59       15.09   26.77      13.15
Natural gas--lease (per
  thousand cubic feet)
    United States
      Alaska                  1.44           -    1.44          -
      Lower 48                2.99        1.91    2.69       1.76
      Total                   2.95        1.91    2.68       1.76
    Foreign                   2.56        2.26    2.46       2.36
    Worldwide                 2.79        2.04    2.59       1.99
-----------------------------------------------------------------

                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
General administrative;
  geological and
  geophysical; and lease
  rentals                   $   40          29      78         55
Leasehold impairment             5           7      10         13
Dry holes                       28          26      36         41
-----------------------------------------------------------------
                            $   73          62     124        109
=================================================================

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2000        1999    2000       1999
                            ------------------   ----------------
                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                     197           7     102          8
    Lower 48                    35          45      36         47
-----------------------------------------------------------------
                               232          52     138         55
  Norway                       114          92     113         97
  United Kingdom                25          36      28         32
  Nigeria                       19          21      21         22
  China                         12          10      13         12
  Timor Sea                      8           8       7          4
  Canada                         7           8       6          8
  Denmark                        5           4       5          2
  Venezuela                      3           1       3          1
-----------------------------------------------------------------
                               425         232     334        233
=================================================================

Natural gas liquids produced
  United States
    Alaska                      22           -      11          -
    Lower 48                     1           2       1          2
-----------------------------------------------------------------
                                23           2      12          2
  Norway                         5           4       5          4
  Other areas                    3           5       4          5
-----------------------------------------------------------------
                                31          11      21         11
=================================================================

                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural gas produced*
  United States
    Alaska                     132         113     127        122
    Lower 48                   766         844     767        848
-----------------------------------------------------------------
                               898         957     894        970
  Norway                       138         114     139        131
  United Kingdom               197         188     227        221
  Canada                        79          83      83         88
  Nigeria                       25           1      26          1
-----------------------------------------------------------------
                             1,337       1,343   1,369      1,411
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales    117         116     117        123
-----------------------------------------------------------------


Net operating income from Phillips' E&P segment increased approximately 300 percent in both the second quarter and the six-month period of 2000. The increase in both periods reflects higher sales prices for crude oil and natural gas, as well as higher crude oil production as a result of the ARCO Alaska acquisition and higher output from Norway.

Phillips' average worldwide crude oil price was $26.59 per barrel in the second quarter of 2000 and $26.77 per barrel in the first six months, compared with $15.09 per barrel and $13.15 per barrel in the corresponding periods of 1999. After dropping over $4 per barrel in the month of April, Phillips' average worldwide crude oil price trended upward through May and June, ending the month of June with an average price of $28.47 per barrel. Limited supply and worldwide demand growth continued to support industry crude oil prices in the second quarter.


U.S. E&P
--------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2000          1999   2000        1999
                            ------------------   ----------------
Operating Income
Reported net income         $267            79    388         152
Less special items            (5)            8      2          43
-----------------------------------------------------------------
Net operating income        $272            71    386         109
=================================================================

Alaska                      $168            12    192          21
Lower 48                     104            59    194          88
-----------------------------------------------------------------
                            $272            71    386         109
=================================================================


Net operating income from the company's U.S. E&P operations increased 283 percent in the second quarter of 2000 and 254 percent in the six-month period. The increase in both periods is attributable to the ARCO Alaska acquisition, as well as higher crude oil, natural gas, and liquefied natural gas prices.

U.S. crude oil production increased substantially in the second quarter of 2000 due to the ARCO Alaska acquisition. Lower 48 crude oil production continued to trend downward in the second quarter, reflecting property dispositions and field declines. U.S. natural gas production decreased 6 percent in the second quarter, the result of property dispositions and field declines.

Special items in the second quarter of 2000 primarily included a net loss on the disposition of certain of the company's coal and lignite operations. In the six-month period of 2000, special items consisted of a net gain on asset dispositions. Special items in the second quarter of 1999 primarily included net gains on asset sales and an impairment of the Agate field in the Gulf of Mexico. The six-month 1999 period included $49 million in net gains on asset sales, partially offset by the Agate property impairment.


Foreign E&P
-----------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2000          1999   2000        1999
                            ------------------   ----------------
Operating Income
Reported net income (loss)  $124            (3)   244          14
Less special items             -           (31)    11         (31)
-----------------------------------------------------------------
Net operating income        $124            28    233          45
=================================================================


Net operating income from the company's foreign E&P operations increased 343 percent in the second quarter of 2000 and 418 percent in the first six months. The increase in both periods was primarily due to higher crude oil prices and, to a lesser extent, higher natural gas prices. After-tax foreign currency transaction losses of $1 million and $4 million were included in foreign E&P's net operating income in the second quarter and first six months of 2000, respectively, compared with no impact in the second quarter of 1999 and a $1 million gain in the six-month 1999 period.

Foreign crude oil production increased 7 percent in the second quarter of 2000, primarily the result of increased production in the Norwegian sector of the North Sea, partially offset by lower U.K. North Sea production. Norway production benefited from improved operating efficiency, as production in the second quarter of 1999 was negatively impacted by maintenance work and a poorly performing low-pressure separator. Production in the U.K. North Sea was down from a year ago due to field declines at J-Block and operating problems at Janice, as well as the permanent shut-in of the Maureen field.

Foreign natural gas production increased 14 percent in the second quarter of 2000, primarily due to increased production in the North Sea and new natural gas production in Nigeria. Natural gas production was higher in Norway due to improved operating efficiencies.

Special items in the first six months of 2000 primarily consisted of a deferred tax adjustment resulting from a tax law change in Australia and a net gain on property dispositions. Special items in the second quarter and first six months of 1999 included charges to increase the decommissioning accruals for certain North Sea fields, as well as deferred tax adjustments.

GPM
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2000        1999    2000       1999
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income         $   29          18      80         24
Less special items               4           -      (2)        (1)
-----------------------------------------------------------------
Net operating income        $   25          18      82         25
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
U.S. natural gas liquids
  (per barrel--
  unfractionated)*          $19.74       11.11     n/a       9.54
-----------------------------------------------------------------

                                  Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Natural gas liquids
  production**                 122         152     n/a        149
-----------------------------------------------------------------
 *Prices for 1999 represent Phillips' realized prices prior to the formation of DEFS. The price for 2000 represents pricing information from April 1, 2000, and is based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural gas liquids component and location mix.
**Production volumes for 1999 represent Phillips' production prior to the formation of DEFS. The volume in 2000 represents Phillips' 30.3 percent of DEFS' production.


Net operating income from the company's gas gathering, processing and marketing (GPM) segment increased 39 percent in the second quarter of 2000 and 228 percent in the six-month period. On March 31, 2000, Phillips and Duke Energy Corporation contributed their gas gathering, processing and marketing businesses into Duke Energy Field Services, LLC (DEFS). Each parent received a one-time cash distribution from DEFS of $1.22 billion shortly after the closing of the transaction. Phillips is using equity method accounting for its 30.3 percent interest in DEFS.

As a result of the DEFS transaction, earnings from Phillips' GPM segment are not directly comparable between the second quarter and six-month periods of 2000 and 1999. Some factors affecting the results of the 2000 and 1999 periods were:

o Net operating income for the first three months of 2000, compared with the first three months of 1999, increased
  714 percent, reflecting a 147 percent increase in natural gas liquids prices.

o Natural gas liquids prices in the second quarter of 2000 continued to be significantly higher than the second quarter of 1999. This is the primary reason for the increase in second quarter 2000 earnings compared with the second quarter a year ago.

o DEFS' earnings were reduced by the interest expense incurred on the approximately $2.8 billion in financing required to fund the cash distributions to the joint venturers. By receiving equal cash distributions with Duke Energy Corporation, Phillips monetized approximately 25 percent of its GPM investment (absent the equal cash distribution to each joint venturer, Phillips' share in DEFS would have been approximately 39 percent based on the relative fair values of the contributed businesses). Phillips used the $1.22 billion cash distribution received from DEFS to lower its debt level. Since interest expense is not allocated to the operating segments, the benefit of the interest expense reduction is not reflected in the GPM segment.

Special items in the second quarter of 2000 consisted of special current and deferred state tax items related to the closing of the DEFS transaction. In addition, the six-month period of 2000 included work force reduction charges. Special items in the six-month period of 1999 consisted of work force reduction charges.

RM&T
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2000         1999   2000        1999
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income         $  86           33    109          25
Less special items              -           (4)    (4)         (6)
-----------------------------------------------------------------
Net operating income        $  86           37    113          31
=================================================================

                                      Dollars Per Gallon
                            -------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                 $ .97          .58    .91         .50
  Retail                     1.12          .72   1.06         .65
Distillates                   .81          .47    .81         .42

                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
U.S. refinery crude oil
    Capacity                  360          355    360         355
    Crude runs                348          352    346         344
    Capacity utilization
      (percent)                97%          99     96          97
Natural gas liquids
  fractionation
    Capacity                  252          252    252         252
    Processed                 215          227    214         216
    Capacity utilization
      (percent)                85%          90     85          86
Refinery and natural gas
  liquids production          598          615    593         592
-----------------------------------------------------------------

Petroleum products outside
  sales
    United States
      Automotive gasoline
        Branded               249          239    239         234
        Unbranded              37           42     35          41
        Spot                   23           23     26          19
      Aviation fuels           39           36     38          32
      Distillates
        Wholesale and retail  116          109    112         108
        Spot                   22           25     25          28
      Natural gas liquids
        (fractionated)        104          109    123         122
      Other products           34           35     35          37
-----------------------------------------------------------------
                              624          618    633         621
    Foreign                    41           39     43          37
-----------------------------------------------------------------
                              665          657    676         658
=================================================================

RM&T's net operating income increased 132 percent in the second quarter of 2000 and 265 percent in the six-month period. The improvement in both periods was mainly the result of higher refinery gasoline and distillates margins, partially offset by lower margins on other refinery products and higher controllable costs. Controllable costs were higher than the corresponding periods in 1999 due primarily to increased fuel and utility costs associated with higher natural gas prices.

Phillips' refineries ran at 97 percent of capacity in the second quarter of 2000, compared with 99 percent in the second quarter of 1999. Although the Borger refinery ran at record levels of crude oil throughput in the second quarter of 2000, the Sweeny refinery was unable to run at full capacity due to an unscheduled 14-day shutdown of one of the refinery units for repairs.
Effective January 1, 2000, Phillips raised its crude oil processing capacity from 355,000 barrels per day to 360,000 barrels per day through incremental debottlenecking.

Special items in the six-month period of 2000 consisted of contingency-related charges. Special items in the second quarter and six-month period of 1999 consisted of work force reduction charges and contingency accruals.

Chemicals
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2000         1999    2000       1999
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income          $ 55           41      81         70
Less special items              4            4       2         11
-----------------------------------------------------------------
Net operating income         $ 51           37      79         59
=================================================================

                                      Millions of Pounds
                            -------------------------------------
Operating Statistics
Production*
  Ethylene                    878          866   1,768      1,568
  Polyethylene                665          661   1,227      1,320
  Propylene                   151          133     282        256
  Polypropylene               118          123     227        249
  Paraxylene                  170          127     350        234
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliates' production.


Net operating income from the company's Chemicals segment increased 38 percent in the second quarter of 2000 and 34 percent in the six-month period. The increase in both periods is primarily attributable to higher ethylene margins and production volumes, partially offset by lower earnings from the K-Resin styrene-butadiene copolymer (K-Resin) business. In addition, the second quarter of 2000 was negatively impacted by lower polypropylene licensing income, while the six-month period benefited from higher propylene, other chemicals, and plastic pipe margins and volumes.

In late March 2000, the company's K-Resin facilities at the Houston Chemical Complex (HCC) were damaged by an explosion and fire. Limited production of K-Resin at HCC could resume in the first quarter of 2001. However, the estimate of the start-up time frame is preliminary, and the actual start-up date could be delayed further based on ongoing investigations and operational reviews.

Special items in both the second quarter and first six months of 2000 related to the 1999 and 2000 K-Resin accidents. Special items in the second quarter and six-month period of 1999 included favorable settlements.

Corporate and Other

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2000         1999    2000       1999
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Results
Reported Corporate and
  Other                     $(119)        (100)   (210)      (147)
Less special items              -          (17)    (27)        10
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(119)         (83)   (183)      (157)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses   $ (18)         (17)    (36)       (37)
Net interest                  (70)         (49)   (113)       (95)
Preferred dividend
  requirements                (10)         (11)    (21)       (21)
Other                         (21)          (6)    (13)        (4)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(119)         (83)   (183)      (157)
=================================================================


Corporate general and administrative expenses increased 6 percent in the second quarter of 2000, as higher benefit-related costs were mostly offset by lower depreciation expense retained at Corporate. Corporate general and administrative expenses decreased 3 percent in the year-to-date period, reflecting lower depreciation expense.

Net interest represents interest income and expense, net of capitalized interest. Net interest costs increased 43 percent in the second quarter of 2000 and 19 percent in the six-month period, reflecting higher debt levels due to the ARCO Alaska acquisition in April 2000. This was partially offset by higher capitalized interest.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

The category "Other" consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were lower in the second quarter primarily because of higher foreign currency transaction losses, higher income tax expenses not associated with the operating segments, and costs associated with the ARCO Alaska acquisition. Higher income taxes and acquisition costs also contributed to the lower year-to-date results from Other.

Special items in the six-month 2000 period primarily included costs related to the late-March 2000 K-Resin facility acccident that was insured by the company's captive insurance subsidiary. Special items in the second quarter of 1999 included deferred tax adjustments and costs related to a June 1999 K-Resin facility accident that was insured by the company's captive insurance subsidiary. In addition, the six-month period of 1999 also included a $24 million favorable resolution of prior years' U.S. income tax issues.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                       At            At        At
                                  June 30   December 31   June 30
                                     2000          1999      1999
                                  -------------------------------

Current ratio                          .8           1.1       1.2
Total debt                         $8,127         4,302     4,704
Company-obligated
  mandatorily redeemable
  preferred securities             $  650           650       650
Common stockholders'
   equity                          $5,081         4,549     4,223
Percent of total debt to
  capital*                             59%           45        49
Percent of floating-rate
  debt to total debt                   31%           27        34
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


During the first six months of 2000, cash increased $97 million. Cash was provided by operating activities and the $1.22 billion received from Duke Energy Field Services, LLC (DEFS) on April 3, 2000, in connection with Phillips' contribution of its gas gathering, processing and marketing assets to that joint venture on March 31, 2000. Funds were also provided by the issuance of $2.5 billion of notes and $1.5 billion in commercial paper. Funds were used to acquire Atlantic Richfield Company's (ARCO) Alaskan businesses, support the company's capital expenditures program, retire revolving debt, and pay dividends.

Cash from operations in the first six months of 2000 increased $898 million from the same period in 1999, primarily the result of a $554 million increase in net income and decreases in non-cash working capital. The sales of accounts receivable under the company's receivables monetization program increased cash from operations by $100 million more than in the same period in 1999.

In April 2000, the company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for $5 billion of various types of debt and equity securities, and securities convertible into either. The registration statement became effective April 27, 2000. Securities to be issued under this universal shelf registration statement can be combined by prospectus with $1 billion of securities that remained under an earlier shelf registration statement. As a result, Phillips had available, to issue and sell, a total of $6 billion of the various types of securities. In late May, the company issued $1.15 billion of 8.5% Notes due 2005, and $1.35 billion of 8.75% Notes due 2010, in the public market, leaving $3.5 billion of securities available under the shelf registration statement.

The company has an agreement with a bank-sponsored entity for the revolving sale of credit card and trade receivables. This agreement allows for the sale of receivables of up to $300 million, all of which was outstanding at June 30, 2000.

Phillips also has $200 million available under three master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At June 30, 2000, approximately $119 million had been financed under these arrangements.

On April 26, 2000, Phillips completed the purchase of all of ARCO's Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline assets. Phillips paid approximately $5.5 billion in cash at that closing. The company paid approximately $700 million and assumed $265 million of variable-rate, long-term debt when it purchased the three tankers under construction and the pipeline assets on August 1, 2000.

On July 1, 2000, Phillips and Chevron Corporation (Chevron) combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, in a new company, Chevron Phillips Chemical Company LLC (CPC). In connection with the closing of the joint venture, Phillips received $835 million in cash from CPC, which was used to reduce debt and for other corporate purposes.

Effective April 26, 2000, Phillips entered into a new
$6.5 billion revolving credit facility, which is a 364-day facility with terms similar to the company's existing
$1.5 billion revolving credit facility that expires in May 2002. The company's commercial paper program is supported by both revolving credit facilities in an amount equal to 100 percent of the commercial paper outstanding. The commitments under the new facility were automatically reduced by the amount of the cash distributions received from the DEFS and CPC joint ventures, and the issuance of $2.5 billion of notes. The commitments under the new revolving credit facility are currently $1.9 billion, leaving total remaining commitments of $3.4 billion under the two agreements.

At June 30, 2000, $50 million was outstanding under the company's $1.5 billion revolving credit facility, and $1.9 billion of commercial paper was outstanding. Also at June 30, 2000, $70 million was outstanding under one of Phillips Petroleum Company Norway's two revolving credit facilities. These two
$300 million credit facilities expire in November 2001, and June
2004.

On June 30, 2000, the Sweeny Olefins Limited Partnership (SOLP) made a distribution to its partners that brought the total distribution to the other unrelated general partner to a target-specified after-tax internal rate of return on its investment. The partnership agreement states that once this general partner achieves the specified internal rate of return, its 49.49 percent general partnership interest is withdrawn in the subsequent month with no additional cash distribution required. Also in July, Phillips purchased, subject to the receipt of necessary approvals or clearances and the execution of required documentation, the outside partner's remaining .51 percent limited partnership interest at a formula-based fair value. Because of the withdrawal of the other general partner, Chevron Phillips Chemical Company LLC (the previously mentioned chemicals joint venture formed on July 1, 2000) now controls SOLP and began consolidating SOLP in its separate financial statements starting with July business.


Capital Expenditures and Investments

                                        Millions of Dollars
                                  -------------------------------
                                                 Six Months Ended
                                                      June 30
                                  Estimated      ----------------
                                       2000      2000        1999
                                  ---------      ----------------

E&P                                  $1,701       530         653
GPM                                     120        14          64
RM&T                                    264       104         188
Chemicals                                62        62          54
Corporate and Other                     158         7          26
-----------------------------------------------------------------
                                     $2,305       717         985
=================================================================

United States
  Alaska                             $  509       120          11
  Lower 48                              855       277         482
Foreign                                 941       320         492
-----------------------------------------------------------------
                                     $2,305       717         985
=================================================================

On December 13, 1999, Phillips' Board of Directors (Board) approved a $1.79 billion capital budget for the year 2000. Since then, the company's GPM assets and Chemicals assets have been contributed to joint ventures. The capital programs of these joint-venture companies are expected to be self-funded, and not part of Phillips' capital spending program. In March 2000, the company increased its 2000 capital budget by $515 million to accommodate the ongoing capital requirements of the Alaskan businesses acquired from Atlantic Richfield Company (ARCO). The Board also authorized expenditures up to $7.04 billion for the ARCO Alaska acquisition. That acquisition authority included the $500 million contingent payout that is dependent on the price of West Texas Intermediate crude oil and the volumes produced from the acquired assets over the five-year period beginning
January 1, 2000. Phillips has made contingency payments totaling approximately $138 million for crude oil deliveries through June 30, 2000. Formula-based payments for July business are estimated to be $34 million, leaving an estimated $328 million that may have to be paid.

On August 4, 2000, DEFS, Duke Energy Corporation, and Phillips agreed to modify the Limited Liability Company Agreement governing DEFS to provide for the admission of a class of preferred members in DEFS. Subsidiaries of Duke Energy Corporation and Phillips purchased these new preferred member interests for $209 million and $91 million, respectively. The preferred member interests have a 30-year term, will pay a distribution which yields 9.5 percent annually, and contain provisions which require their redemption with any proceeds from an initial public offering (IPO). On May 25, 2000, DEFS announced that it had postponed its previously proposed IPO due to volatile market conditions.

On April 13, 2000, Phillips, BP Amoco p.l.c. (BP), ARCO, and Exxon Mobil Corporation (Exxon Mobil) entered into agreements to align the ownership and operation of the Prudhoe Bay Unit in Alaska. These agreements became effective on July 1, 2000, retroactive to January 1, 2000. The agreements altered the respective equity interests of Exxon Mobil, BP and Phillips in the Prudhoe Bay Unit, and provided for BP to become the single operator. After the re-alignment, Phillips has approximately
36 percent ownership in both the oil rim and gas cap portions of the Prudhoe Bay Unit. Phillips operates the Kuparuk and Alpine fields--the other major fields on Alaska's North Slope.

On August 1, 2000, Phillips completed the purchase of all of ARCO's Alaskan businesses when the company acquired three tankers under construction and ARCO's Alaskan pipeline assets. The company paid approximately $700 million and assumed $265 million of variable-rate, long-term debt on August 1.

As a result of its Alaskan acquisition, Phillips expects to add reserves of approximately 2.2 billion barrels of oil equivalent in 2000, doubling the company's year-end 1999 reserves. Average net production from the acquired assets is expected to be approximately 345,000 barrels of oil equivalent per day in 2000. Phillips received value for the Alaska production from January 1, 2000, to the date of closing, April 26, 2000, as an adjustment to the purchase price, so those volumes will not be reflected in the company's reported production statistics for 2000.

This transaction represents a significant step in the company's growth strategy for its E&P business, with Phillips' gaining a substantial ownership position in the two largest fields in North
America--Prudhoe Bay and Kuparuk.

Also in Alaska, development of the Alpine field continues on the North Slope, about thirty miles west of Kuparuk. The Alpine production facilities are in the final stages of installation with initial production expected in September 2000. Net peak production of 56,000 barrels of oil per day is expected in the fourth quarter of 2000.

In July, the first phase of a multi-phase development plan for the company's Peng Lai 19-3 discovery in block 11/05 of China's Bohai Bay was approved. Phillips has also made two new oil discoveries on the block, bringing its total discoveries there to six. The company drilled a third well during the second quarter that was a dry hole. A fourth exploration well is planned for later this year. Daily gross production rates for Phase I are expected to reach 35,000 to 40,000 barrels of oil. First production from Phase I is scheduled for the first quarter of 2002. In order to fully integrate the knowledge gained from the reservoir's performance in Phase I, first production from Phase II is targeted for late 2004 or 2005. Phillips has a 100 percent interest in the block, but China National Offshore Oil Corporation has the right to participate in any development in the block and to acquire a 51 percent interest.

On July 24, 2000, the Offshore Kazakhstan International Operating Company (OKIOC), announced that the Kashagan E-1 well in the Caspian Sea was a discovery--the first on the Kazakhstan shelf. The well tested at a rate of up to 3,700 barrels of oil per day and 7 million cubic feet of gas per day. A second exploration well is scheduled to begin drilling in the fourth quarter of 2000. Phillips has a 7.14 percent interest in OKIOC.

In the Norwegian sector of the North Sea, commissioning of the gas injection and gas lift systems at the Eldfisk development is now expected to be completed in the third quarter of 2000. The Eldfisk water injection project is expected to increase recovery by more than 60 million net barrels of oil equivalent.

At the Sweeny refinery, construction continues on the 58,000-barrel-per-day delayed coker and related facilities. A new 36,000-barrel-per-day continuous catalytic reformer began start-up the last week of July. On July 24, 2000, selected units of the refinery began the scheduled shutdown for normal maintenance and the tie-in of the two units. The coker is scheduled to start operation in early September. Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold a 50 percent interest in Merey Sweeny, L.P., the limited partnership that is building the delayed coker and related facilities. The continuous catalytic reformer is a wholly owned project of Phillips.

During the first quarter of 2000, Phillips and BP Amoco, its co-venturer in the Seaway Pipeline Company (Seaway), completed a 130,000-barrel-per-day capacity expansion of Seaway's 30-inch crude oil pipeline. This expansion has been placed in service.

On July 21, 2000, Seaway was converted into two separate companies--Seaway Crude Pipeline Company and Seaway Products Pipeline Company. BP Amoco sold its 50 percent interest in Seaway Crude Pipeline Company to Texas Eastern Products Pipeline Company, LLC (TEPPCO), an indirect wholly owned subsidiary of DEFS. BP Amoco retains ownership in and operatorship of Seaway Products Pipeline Company. Phillips retains a 50 percent ownership in both Seaway Pipeline companies.

On March 27, 2000, an explosion and fire occurred at the K-Resin styrene-butadiene copolymer plant at the company's Houston Chemical Complex (HCC). This 370-million-pound-per-year K-Resin facility has been idle since that time. Limited production of K-Resin could resume in the first quarter of 2001. However, the estimate of the start-up time frame is preliminary, and the actual start-up date could be delayed further based on ongoing investigations and operational reviews.

Phillips has notified its K-Resin customers that it will continue the force majeure declared from the June 1999 incident. Current allocations to customers continue to be supplied from the company's 60-percent-owned Korean joint venture, K R Copolymer Co., Ltd. Capacity at this facility is 115 million pounds per year.

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

At year-end 1999, Phillips reported 27 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, two sites have been resolved and two new sites have been added. Of the 27 sites remaining, the company believes it has a legal defense or its records indicate no involvement for five sites. At four sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At five sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 13 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At June 30, 2000, $4 million had been accrued for the company's unresolved PRP sites. In addition, the company has accrued
$51 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $3 million for other environmental contingent liabilities, for total environmental accruals of $58 million. No one site represents more than 15 percent of the total.

After an assessment of environmental exposures for clean-up and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries.


OUTLOOK

Phillips operates in three countries where cutbacks in production were announced in 1998. The Norwegian Ministry of Petroleum and Energy lifted their production curtailment measures for oil production on the Norwegian continental shelf during the second quarter of 2000, and curtailments in the near future are not expected. The Nigerian government raised their quota, effective May 1, 2000, reversing all previous quota reductions. This action affects leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil Company. In Venezuela, third-bid-round operations have not been asked to curtail production. Based on the above, the company does not expect the economic impact of these announced production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 2000.

On August 3, 2000, Phillips and Chevron announced a new venture agreement for exploration and development on Alaska's North Slope with Alberta Energy Company Ltd. (AEC). The two-part exploration alliance included nearly 150,000 acres on Alaska's North Slope and the Beaufort Sea. The companies plan to file permits to drill the exploration prospect in the first quarter of 2001. Through a farmout agreement in the initial well, AEC will earn a
33.3 percent interest in seven leases containing approximately 28,000 acres offshore Prudhoe Bay in the proposed McCovey Unit. Phillips and Chevron will each hold a 33.3 percent interest in the proposed unit. The second part of the alignment agreement includes approximately 114,000 acres in the Grizzly Gomo Prospect area, located south of the Kuparuk oil field. Prospective exploration drilling in the area is planned for the first quarter of 2002. Through a farmout agreement, AEC will earn a 20 percent interest in the area, while Phillips and Chevron each hold a 40 percent interest.

In Lake Maracaibo, Venezuela, redevelopment drilling efforts on the Ambrosio field have been temporarily suspended and the drilling rig released while the company evaluates response rates and other information gathered from the initial redevelopment wells. While production rates have increased as a result of redevelopment efforts to date, the response rate overall has not yet achieved the project's original premises. The re-evaluation currently under way will determine the company's future strategy on this field redevelopment project. The Ambrosio field has an investment net book value of $115 million as of June 30, 2000.

On June 6, 2000, the company announced plans to increase capacity at it Borger, Texas, refinery through a debottlenecking project scheduled to begin by the end of 2000. The project is expected to increase the facility's capacity to process crude oil by 20,000 barrels per day and move the facility toward production of lower sulfur products in preparation for meeting new sulfur regulations. Start-up is expected in 2002. The debottlenecking project complements the S Zorb unit under construction at the facility that is scheduled to start up in early 2001. Operations at the facility will be largely unaffected during the debottlenecking project, with most work occurring during normal scheduled maintenance periods.

After a year of production cutbacks, major oil-exporting countries announced increased quotas in the second quarter of 2000 aiming to achieve price stability. Early in the third quarter, demand growth appeared to have slowed, which would allow for inventory rebuilding. OPEC has increased production quotas, and Saudi Arabia has proposed further increases. Price levels in the third quarter of 2000 will depend on the perceived adequacy of supply to both meet current demand and allow inventories of natural gas and heating oil to rebuild before the winter heating season.


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

The following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to implement Management's announced strategy for its four business segments are subject to: finding a joint venturer for RM&T; the negotiation and execution of satisfactory agreements for an RM&T joint venture; receipt of any approvals that may be required from state and federal government agencies and third parties; required disposition of assets, if any, to meet regulatory requirements; approvals as required by the Boards of Directors of the entities involved; the successful development of the company's current projects and the achievement of production estimates, and cost savings and synergies that are dependent on the integration of personnel, business systems and operations; and the successful operation and financing of its GPM and Chemicals joint ventures.

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments, including necessary permits; its ability to engage specialized drilling, construction and other contractors and equipment; its ability to obtain economical and timely financing; geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired crude oil tankers for the hydrocarbons; and foreign and United States laws, including tax laws.

  o Plans for the construction, modernization or debottlenecking of domestic and foreign refineries and chemical plants, including the projects at the Sweeny refinery, and the timing of production from such plants are subject to: approval from the company's and/or subsidiaries' Boards of Directors; obtaining loans and/or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of building, environmental and other permits; and the availability of specialized contractors, work force and equipment. Production and delivery of the company's products are subject to: worldwide prices and demand for the products; availability of raw materials; and the availability of transportation in the form of pipelines, railcars, trucks or ships.

  o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, if any, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets that may be identified for sale; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has no control, and to a lesser extent the commodity prices for chemicals and other products; its ability to operate its refineries and exploration and production operations consistently and safely, with no major disruption in production or transportation of such products; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

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

                   PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 8, 2000.
A brief description of each proposal and the voting results follow:

  A company proposal to elect ten directors.

                                      For      Against & Withheld
                              -----------------------------------
  Norman R. Augustine         243,753,470              11,860,251
  David L. Boren              243,853,317              11,760,404
  Robert E. Chappell, Jr.     244,247,150              11,366,571
  Robert M. Devlin            244,090,959              11,522,762
  Lawrence S. Eagleburger     243,223,103              12,390,618
  Larry D. Horner             244,088,193              11,525,528
  J. J. Mulva                 241,603,529              14,010,192
  Randall L. Tobias           244,091,588              11,522,133
  Victoria J. Tschinkel       247,570,058               8,043,663
  Kathryn C. Turner           243,827,166              11,786,555

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 2000.

                  For         246,799,522
              Against           5,994,487
          Abstentions           2,819,712
            Not Voted          26,530,613

All ten nominated directors were elected, and the independent public accountants designated by the company were approved.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

10(a) Contribution Agreement, dated as of May 23, 2000, by and among Phillips Petroleum Company, Chevron Corporation and Chevron Phillips Chemical Company LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 1, 2000).

  (b) Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated as of
      July 1, 2000, by and between Phillips Petroleum Company, Chevron Corporation, Chevron U.S.A. Inc., Chevron Overseas Petroleum Inc., Chevron Pipe Line Company, Drilling Specialties Co., WesTTex 66 Pipeline Co., and Phillips Petroleum International Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed July 14, 2000).

12    Computation of Ratio of Earnings to Fixed Charges.

27    Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended June 30, 2000, the company filed six reports on Form 8-K.

The first report was filed April 13, 2000, to report in Item 2 the March 31, 2000, combination of Duke Energy Corporation's gas gathering and processing business with Phillips' gas gathering, processing and marketing segment, forming Duke Energy Field Services, LLC. The pro forma impact of this transaction on Phillips' 1999 balance sheet and income statement was reported in
Item 7.

The second report was filed April 18, 2000, to report in Item 5 that the company, Atlantic Richfield Company (ARCO), CH-Twenty, Inc., a wholly owned subsidiary of ARCO, and BP Amoco p.l.c., entered into a Master Purchase and Sale Agreement, dated as of March 15, 2000, pursuant to which Phillips will purchase all of ARCO's Alaskan businesses. Audited financial statements of the businesses being acquired were included in Item 7.

The third report was filed May 8, 2000, to report in Item 5 the company's March 15, 2000, announcement that it had signed a definitive agreement to purchase all of ARCO's Alaskan businesses and to report in Item 7 the pro forma impact of that acquisition on Phillips' 1999 balance sheet and income statement.

The fourth report was filed May 11, 2000, to report in Item 2 that on April 26, 2000, the company completed the purchase of all of ARCO's Alaskan oil and gas properties and related operating marine assets.

The fifth report was filed May 18, 2000, to report in Item 7 the pro forma impact of the following transactions on Phillips' first quarter 2000 results of operations and financial position:

 o The company's combination on March 31, 2000, of its gas gathering, processing and marketing business with the gas gathering and processing business of Duke Energy Corporation in a new company, Duke Energy Field Services, LLC.

 o The company's acquisition of all of ARCO's Alaskan businesses.

The sixth report was filed June 1, 2000, to report in Item 5 that the company, Chevron Corporation, and Chevron Phillips Chemical Company LLC had entered into a Contribution Agreement, dated
May 23, 2000, pursuant to which Phillips and Chevron would combine their chemicals businesses, forming Chevron Phillips Chemical Company LLC.

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

August 10, 2000