Form 10-Q
period 2000-09-30
PHILLIPS PETROLEUM CO
filed 2000-11-13
CIK 78214

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           ---------------
                              FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               -------------------------------------

                                 OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------
Commission file number               1-720
                       ---------------------------------------------


                     PHILLIPS PETROLEUM COMPANY
       (Exact name of registrant as specified in its charter)


           Delaware                                  73-0400345
-------------------------------                  -------------------
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

The registrant had 255,276,894 shares of common stock, $1.25 par value, outstanding at October 31, 2000.

                    PART I. FINANCIAL INFORMATION


--------------------------------------------------------------------
Consolidated Statement of Income          Phillips Petroleum Company


                                          Millions of Dollars
                                   ---------------------------------
                                      Three Months      Nine Months
                                         Ended             Ended
                                      September 30      September 30
                                   ---------------------------------
                                     2000     1999*    2000     1999*
                                   ---------------------------------
Revenues
Sales and other operating revenues $5,109    3,739   15,175    9,332
Equity in earnings of affiliated
  companies                            78       16      185       64
Other revenues                         38       14       67      143
--------------------------------------------------------------------
    Total Revenues                  5,225    3,769   15,427    9,539
--------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products    2,931    2,266    9,198    5,504
Production and operating expenses     480      515    1,568    1,513
Exploration expenses                   68       52      192      161
Selling, general and
  administrative expenses             134      167      497      491
Depreciation, depletion and
  amortization                        316      229      848      671
Property impairments                   97       13       97       64
Taxes other than income taxes         139       53      312      172
Interest expense                       99       70      259      210
Foreign currency transaction
  losses (gains)                        9      (24)      48       16
Preferred dividend requirements
  of capital trusts                    14       14       40       40
--------------------------------------------------------------------
    Total Costs and Expenses        4,287    3,355   13,059    8,842
--------------------------------------------------------------------
Income before income taxes            938      414    2,368      697
Provision for income taxes            512      193    1,250      338
--------------------------------------------------------------------
Net Income                         $  426      221    1,118      359
====================================================================

Net Income Per Share of Common
  Stock
    Basic                          $ 1.67      .87     4.40     1.42
    Diluted                          1.66      .87     4.37     1.41
--------------------------------------------------------------------

Dividends Paid                     $  .34      .34     1.02     1.02
--------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                         254,940  253,306  254,217  252,669
    Diluted                       257,392  255,445  255,769  254,340
--------------------------------------------------------------------
See Notes to Financial Statements.
*Reclassified to conform to current presentation.

-------------------------------------------------------------------
Consolidated Balance Sheet               Phillips Petroleum Company


                                             Millions of Dollars
                                          -------------------------
                                          September 30  December 31
                                                  2000         1999
                                          -------------------------
Assets
Cash and cash equivalents                      $    88          138
Accounts and notes receivable (less
  allowances: 2000--$18; 1999--$19)              1,567        1,808
Inventories                                        439          515
Deferred income taxes                              195          143
Prepaid expenses and other current assets          165          169
-------------------------------------------------------------------
    Total Current Assets                         2,454        2,773
Investments and long-term receivables            2,897        1,103
Properties, plants and equipment (net)          15,040       11,086
Deferred income taxes                                2           83
Deferred charges                                   187          156
-------------------------------------------------------------------
Total                                          $20,580       15,201
===================================================================

Liabilities
Accounts payable                               $ 1,754        1,668
Notes payable and long-term debt due
  within one year                                  410           31
Accrued income and other taxes                     892          409
Other accruals                                     461          412
-------------------------------------------------------------------
    Total Current Liabilities                    3,517        2,520
Long-term debt                                   7,509        4,271
Accrued dismantlement, removal and
  environmental costs                              719          684
Deferred income taxes                            1,677        1,480
Employee benefit obligations                       494          483
Other liabilities and deferred credits             578          564
-------------------------------------------------------------------
Total Liabilities                               14,494       10,002
-------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities
  of Phillips 66 Capital Trusts I and II           650          650
-------------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                    383          383
      Capital in excess of par                   2,147        2,098
    Treasury stock (at cost:
      2000--23,193,474 shares;
      1999--24,409,545 shares)                  (1,158)      (1,217)
    Compensation and Benefits Trust (CBT)
      (at cost: 2000--27,880,382 shares;
      1999--28,358,258 shares)                    (944)        (961)
Accumulated other comprehensive income
  Foreign currency translation adjustments         (97)         (38)
  Unrealized gain on securities                      7            7
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                 (270)        (286)
Retained earnings                                5,368        4,563
-------------------------------------------------------------------
Total Common Stockholders' Equity                5,436        4,549
-------------------------------------------------------------------
Total                                          $20,580       15,201
===================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                 September 30
                                              -------------------
                                                 2000        1999
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 1,118         359
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
        Depreciation, depletion and
          amortization                            848         671
        Property impairments                       97          64
        Dry hole costs and leasehold
          impairment                               74          67
        Deferred taxes                            263         114
        Other                                    (127)       (137)
    Working capital adjustments, net of
      acquisition and disposition of
      businesses
        Increase in aggregate balance of
          accounts receivable sold                218          18
        Increase in other accounts and
          notes receivable                       (402)       (486)
        Increase in inventories                   (87)        (41)
        Decrease in prepaid expenses and
          other current assets                     79         132
        Increase in accounts payable              147         355
        Increase in taxes and other accruals      489         279
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       2,717       1,395
-----------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of ARCO's Alaskan businesses       (6,375)          -
Capital expenditures and investments,
  including dry hole costs                     (1,370)     (1,351)
Proceeds from contributing assets to joint
  ventures                                      2,055           -
Proceeds from asset dispositions                  102         175
Long-term advances to affiliates and
  other investments                              (205)         (6)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (5,793)     (1,182)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                3,680         528
Repayment of debt                                (341)       (338)
Purchase of company common stock                    -         (13)
Issuance of company common stock                   27          22
Dividends paid on common stock                   (259)       (258)
Other                                             (81)        (71)
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                    3,026        (130)
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents           (50)         83
Cash and cash equivalents at beginning of
  period                                          138          97
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $    88         180
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


Note 2--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2000         1999
                                        -------------------------
Crude oil and petroleum products                $312          145
Chemical products                                  -          285
Materials, supplies and other                    127           85
-----------------------------------------------------------------
                                                $439          515
=================================================================


Note 3--Duke Energy Field Services, LLC

On March 31, 2000, Phillips combined its midstream gas gathering, processing and marketing business with the gas gathering and processing business of Duke Energy Corporation (Duke Energy) forming a new company, Duke Energy Field Services, LLC (DEFS). Duke Energy owns 69.7 percent of the new company, and Phillips owns 30.3 percent. At the close of business on March 31, Phillips began accounting for its investment in the new company on the equity basis. DEFS arranged debt financing and on April 3, 2000, made one-time cash distributions to both Duke Energy and Phillips. Phillips received $1.22 billion. No gain was recognized in connection with the transaction because of Phillips' long-term commitment to purchase natural gas liquids from DEFS.

Phillips' consolidated results of operations include 100 percent of the activity of its gas gathering, processing and marketing business through March 31, 2000, and its 30.3 percent share of DEFS' earnings since that date. Included in the GPM segment's before-tax earnings in the third quarter and first nine months of

2000 was $11 million and $26 million, respectively, representing the amortization of the basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent interest in the equity of DEFS. This difference is being amortized over 15 years, which coincides with the term of the commitment to purchase natural gas liquids from DEFS.

On August 4, 2000, DEFS, Duke Energy, and Phillips agreed to modify the Limited Liability Company Agreement governing DEFS to provide for the admission of a class of preferred members in DEFS. Subsidiaries of Duke Energy and Phillips purchased new preferred member interests for $209 million and $91 million, respectively. The preferred member interests have a 30-year term, will pay a distribution yielding 9.5 percent annually, and contain provisions which require their redemption with any proceeds from an initial public offering (IPO). On May 25, 2000, DEFS announced that it had postponed its previously proposed IPO due to market conditions.

Summarized unaudited financial information for DEFS (100 percent) follows:

                                    Millions of Dollars
                           --------------------------------------
                                 Three Months       April 1, 2000
                                        Ended             through
                           September 30, 2000  September 30, 2000
                           ------------------  ------------------

Revenues                               $2,552               4,724
Income before income taxes                110                 210
Net income                                114                 207
-----------------------------------------------------------------


The members of DEFS are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.


Note 4--Chevron Phillips Chemical Company LLC

On July 1, 2000, Phillips and Chevron Corporation (Chevron) combined the companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). In addition to contributing the assets and operations included in the company's Chemicals segment, Phillips also contributed the natural gas liquids business related to its Sweeny, Texas, Complex. Phillips and Chevron each own 50 percent of the voting and economic interests in the new company, and on July 1, 2000, Phillips began accounting for its investment in CPC using the equity method.

Phillips' consolidated results of operations include 100 percent of the activity of its chemicals business through June 30, 2000, and its 50 percent share of CPC's earnings since that date.

In connection with the combination, CPC borrowed $1.67 billion. The proceeds of the borrowing were used to make cash distributions of $835 million each to Phillips and Chevron. Also in connection with the combination, Phillips made a $70 million cash advance to CPC. This non-interest-bearing advance is subject to adjustment if the K-Resin styrene-butadiene copolymer operations fail to meet or if they exceed certain pre-established production volume thresholds prior to December 2001. Any portion of the advance not returned to Phillips, or any additional payments, will be treated as part of Phillips' initial capital contribution.

Summarized unaudited financial information for CPC (100 percent) follows:

                                              Millions of Dollars
                                              -------------------
                                                     July 1, 2000
                                                          through
                                               September 30, 2000
                                              -------------------

Revenues                                                   $1,951
Income before income taxes                                     38
Net income                                                     47
-----------------------------------------------------------------


The members of CPC are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by CPC is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.


Note 5--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2000         1999
                                        -------------------------
Properties, plants and equipment
  (at cost)                                  $24,426       22,728
Less accumulated depreciation,
  depletion and amortization                   9,386       11,642
-----------------------------------------------------------------
                                             $15,040       11,086
=================================================================

Net properties, plants and equipment increased approximately
$4 billion during the first nine months of 2000, primarily due to the April 26 and August 1 acquisition of Atlantic Richfield Company's (ARCO) Alaskan businesses. See Note 6--Alaska Acquisition. The increase resulting from this acquisition was partially offset by the company's contribution of its gas gathering, processing and marketing assets to the DEFS joint venture on March 31, 2000, and its chemicals business to CPC on July 1, 2000.


Note 6--Alaska Acquisition

On April 26, 2000, Phillips purchased all of ARCO's Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline assets, which were acquired on August 1, 2000. The acquisition was accounted for using the purchase method of accounting. Because the purchase was retroactive to January 1, 2000, the activity from that date until the dates of closing has been reflected as adjustments to the purchase price. Results of operations for the acquired businesses are included in Phillips' income statement effective from April 26, and August 1, 2000, respectively.

On April 26, at closing, Phillips paid approximately $5.5 billion in cash. See Note 9--Debt. On August 1, the company paid approximately $700 million and assumed $265 million of variable-rate, long-term debt to acquire the double-hulled tankers under construction and the pipelines.

Under the terms of the purchase agreement, Phillips could pay up to $500 million as additional purchase price consideration through December 31, 2004, based on a formula tied to the price of West Texas Intermediate crude oil and to the volumes of oil produced from certain of the assets acquired. The company has made approximately $288 million of such payments for the crude oil shipments delivered through September 30, 2000. Formula-based payments for October business are estimated to be $68 million, leaving an estimated $144 million that may have to be paid. The final purchase price is also subject to change based on the results of a post-closing audit.

The allocation of the purchase price to specific assets and liabilities is preliminary at this time. Based on the consideration paid to date and a preliminary estimate of the appraised value of the properties, plants and equipment acquired, no goodwill has been recorded in the preliminary purchase price allocation.

The following unaudited pro forma summary presents information as if the businesses acquired on April 26, and August 1, 2000, had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion and amortization based on the preliminary allocated purchase price of the assets acquired; interest on additional debt incurred; capitalization of interest on major Alaskan projects under development; and adjustments to conform ARCO Alaska's accounting policies to Phillips'. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the businesses been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies:

                                            Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                             Nine Months Ended
                                                September 30
                                         ------------------------
                                            2000             1999
                                         ------------------------

Revenues                                 $16,544           11,054
Income before income taxes                 2,805              886
Net income                                 1,379              481
Net income per share of common stock
  Basic                                     5.42             1.90
  Diluted                                   5.39             1.89
-----------------------------------------------------------------


Note 7--Comprehensive Income

Phillips' comprehensive income for the three- and nine-month periods ended September 30, was as follows:

                                        Millions of Dollars
                                  -------------------------------
                                   Three Months     Nine Months
                                      Ended            Ended
                                   September 30     September 30
                                  --------------   --------------
                                  2000      1999    2000     1999
                                  --------------   --------------

Net income                        $426       221   1,118      359
After-tax changes in:
  Foreign currency translation
    adjustments                    (18)       20     (59)      (3)
  Net unrealized gain (loss)
    on securities                    -        (2)      -        -
-----------------------------------------------------------------
Comprehensive income              $408       239   1,059      356
=================================================================

Note 8--Property Impairments

Property impairment charges totaling $97 million before-tax, $93 million after-tax, were recorded in the Exploration and Production (E&P) segment in the third quarter of 2000, primarily related to the Ambrosio field in Lake Maracaibo, Venezuela.

The Ambrosio exploitation program has not achieved originally premised results. The company has incorporated drilling results to date into a full field study, which is now complete. It appears there is no likely economic scenario that will allow Phillips to recover its total investment. An impairment charge of $86.5 million was recorded in the third quarter based on the difference between the net book value of the investment and the discounted value of estimated future cash flows.


Note 9--Debt

In late May, Phillips issued $1.15 billion of 8.5% Notes due 2005, and $1.35 billion of 8.75% Notes due 2010, in the public market. At September 30, 2000, the 8.5% Notes and the 8.75% Notes had fair market values of $1.21 billion and $1.47 billion, respectively.

On August 1, 2000, as part of the purchase of ARCO's Alaskan businesses, Phillips assumed $265 million in variable-rate, long-term debt. The weighted average interest rate in effect at September 30, 2000, was 4.7 percent.

Effective April 26, 2000, Phillips entered into a $6.5 billion 364-day revolving credit facility, with terms similar to the company's existing $1.5 billion revolving credit facility that expires in May 2002. The company's commercial paper program has been supported by the two revolving credit facilities in an amount equal to 100 percent of the commercial paper outstanding. The commitments under the 364-day facility were automatically reduced by the amount of the cash distributions received upon formation of the company's gas gathering, processing and marketing, and chemicals joint ventures and any long-term debt issuances. In early April, Phillips received $1.22 billion upon the formation of DEFS, and in early July received $835 million upon the formation of CPC. As a result of receiving the proceeds from the joint ventures and issuing the $2.5 billion of notes, the commitments under the 364-day revolving credit facility were reduced to $1.9 billion, leaving total remaining commitments of $3.4 billion under the two agreements.

At September 30, 2000, Phillips had $1.6 billion of commercial paper outstanding, of which $1.5 billion was supported by the $1.5 billion revolving credit facility and $100 million by the remaining $1.9 billion commitment under the $6.5 billion revolving credit facility. These amounts approximate fair market value.

As of September 30, 2000, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, had reduced debt outstanding under its two $300 million revolving credit facilities to zero. These two credit facilities expire in November 2001, and June 2004.

On October 30, 2000, Phillips entered into two new bank credit facilities: a five-year credit agreement providing for commitments not to exceed $500 million, and a 364-day credit agreement for commitments not to exceed $1.0 billion. The new credit facilities take the place of the 364-day credit agreement dated as of April 26, 2000, which was terminated October 30, 2000, upon the effectiveness of the new credit facilities, which are available either as direct bank borrowings or as support for the issuance of commercial paper. These new credit facilities, combined with the $1.5 billion revolving credit facility expiring in May 2002, provide the company with a total of $3.0 billion in bank credit facilities.


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

As facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of clean-up costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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


Note 11--Financial Instruments and Derivative Contracts

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement was scheduled to be effective for fiscal years beginning after June 15, 1999, but was postponed for one year by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." The company is required to adopt Statement No. 133 on January 1, 2001, and is currently completing the work necessary for implementation. For additional information, see "New Accounting Standards" in Management's Discussion and Analysis, which is incorporated herein by reference.

Note 12--Non-Mineral Operating Leases

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


Note 13--Termination Benefits

The following table updates information provided at year-end 1999 on the company's 1998 and 1999 layoff accruals associated with pre-existing layoff plans. The accrued liability includes amounts for which Phillips expects to be reimbursed by co-venturers under applicable agreements.
                                                         Millions
                                                       of Dollars
                                                       ----------

Severance liability at December 31, 1999                      $73
Additional severance accruals                                   4
Adjustments to severance accruals                              (2)
Foreign currency translation adjustments                       (5)
Benefit payments                                              (33)
-----------------------------------------------------------------
Severance liability at September 30, 2000                    $ 37*
=================================================================
*Included $23 million in severance costs under a foreign plan classified as a long-term liability. These benefits will be paid out over a 10-year period.


At December 31, 1999, there were 21 remaining staffed positions that had been identified for termination, but notifications had not yet been given. By September 30, 2000, all notifications had been given.

Note 14--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                2000         1999
                                              -------------------
Non-Cash Investing and Financing Activities
Investment in equity affiliates through
  exchange of non-cash assets and
  liabilities*                                $4,023            8
Investment in property, plant and equipment
  of ARCO's Alaskan businesses through the
  assumption of net non-cash liabilities of
  the acquired businesses                        460            -
Investment in equity affiliate through
  direct guarantee of debt                        13            -
Deferred payment obligation to purchase
  property, plant and equipment                    -           26
Company stock issued under compensation
  and benefit plans                               27           24
Change in fair value of securities                10            5
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $  154          212
  Taxes and other                                 22            6
-----------------------------------------------------------------
                                              $  176          218
=================================================================
Income taxes                                  $  468           60
-----------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with the gas processing and gathering business of Duke Energy Corporation into Duke Energy Field Services, LLC, and on July 1, 2000, Phillips and Chevron combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into CPC. See Notes 3-- Duke Energy Field Services, LLC and 4--Chevron Phillips Chemical Company LLC.


Note 15--Income Taxes

The company's effective tax rates for the third quarter and the first nine months of 2000 were 55 and 53 percent, respectively, compared with 47 and 48 percent for each of the same periods a year ago. The effective rates for the third quarter and the first nine months of 2000 were higher due to increased income in higher-tax-rate jurisdictions, such as Norway and Nigeria, and increases in deferred tax assets for which valuation allowances have been fully provided. This was partially offset by the relatively lower tax rates on the increased income from the company's newly acquired Alaska assets.

Note 16--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                          2000          1999    2000         1999
                          ------------------    -----------------
After-Tax
E&P                       $ (1)            2      (5)           3
RM&T                         -             1      (1)           -
Chemicals                    -             -      (1)          (1)
Corporate and Other         (9)           16     (29)          (6)
-----------------------------------------------------------------
Total                     $(10)           19     (36)          (4)
=================================================================

Before-Tax
E&P                       $ (1)            7     (17)          (8)
RM&T                         -             -      (1)           -
Chemicals                    -             1      (1)          (1)
Corporate and Other         (8)           16     (29)          (7)
-----------------------------------------------------------------
Total                     $ (9)           24     (48)         (16)
=================================================================


Note 17--Related Party Transactions

Significant transactions with affiliated parties were:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                               2000      1999      2000      1999
                           ------------------   -----------------

Operating revenues (a)         $414       221     1,154       597
Purchases (b)                   304        80       917       204
Operating expenses (c)            4        (1)        5         -
Selling, general and
  administrative
  expenses (d)                    9        28        55        84
Interest income (e)               1         2         6         6
-----------------------------------------------------------------


a) Phillips' E&P segment sells natural gas that it produces in the Lower 48 region of the United States to DEFS for processing and marketing. The company sells natural gas liquids, solvents, and petrochemical feedstocks to CPC and charges CPC for the use of common facilities, such as steam generators, waste and water treaters, pumps, and gauges, at its refining operations.

b) Phillips purchases natural gas liquids from DEFS and CPC for use in its refinery processes.

c) Phillips pays processing fees to various equity companies.

d) Phillips charges both DEFS and CPC for corporate services provided to the two equity companies under transition service agreements. Phillips pays fees to its pipeline equity companies for transporting product.

e) Phillips earned interest on loans to certain Chemicals affiliates, primarily Sweeny Olefins Limited Partnership.

The amount due from Phillips to its equity companies at September 30, 2000, and December 31, 1999, was $65 million and
$80 million, respectively.  Equity companies owed Phillips
$170 million on September 30, 2000, and $221 million on December 31, 1999.


Note 18--Segment Disclosures

The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes both natural gas produced by others and natural gas produced from Phillips' reserves. On
     March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas gathering and processing business of Duke Energy Corporation into a new company, Duke Energy Field Services, LLC (DEFS). Effective at the close of business on March 31, 2000, Phillips' GPM segment consisted primarily of its equity investment in DEFS. See Note 3--Duke Energy Field Services, LLC for additional information on DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. This segment also fractionates and markets natural gas liquids.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. On
     July 1, 2000, Phillips and Chevron Corporation (Chevron) combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). Effective at the close of business on July 1, 2000, Phillips' Chemicals segment consisted primarily of its equity investment in CPC. See Note 4--Chevron Phillips Chemical Company LLC.

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


Analysis of Results by Operating Segment

                                          Millions of Dollars
                                   --------------------------------
                                          Operating Segments
                                   --------------------------------
Three Months Ended                     E&P    GPM   RM&T  Chemicals
  September 30, 2000               --------------------------------
Sales and Other Operating Revenues
  External customers               $ 2,228      -  2,880          -
  Intersegment                         139      -      2          -
-------------------------------------------------------------------
    Segment sales                  $ 2,367      -  2,882          -
===================================================================

Net income                         $   474     28     45         10
===================================================================


Three Months Ended
  September 30, 1999
Sales and Other Operating Revenues
  External customers               $   772    254  2,081        632
  Intersegment                         141    219    145         46
-------------------------------------------------------------------
    Segment sales                  $   913    473  2,226        678
===================================================================

Net income                         $   152     39     47         50
===================================================================


Nine Months Ended
  September 30, 2000
Sales and Other Operating Revenues
  External customers               $ 5,054    255  8,217      1,647
  Intersegment                         484    287    361        151
-------------------------------------------------------------------
    Segment sales                  $ 5,538    542  8,578      1,798
===================================================================

Net income                         $ 1,106    108    154         91
===================================================================

Nine Months Ended
  September 30, 1999
Sales and Other Operating Revenues
  External customers               $ 2,011    603  5,004      1,713
  Intersegment                         333    486    337        107
-------------------------------------------------------------------
    Segment sales                  $ 2,344  1,089  5,341      1,820
===================================================================

Net income                         $   318     63     72        120
===================================================================

Total Assets
  At September 30, 2000            $13,891     31  3,397      2,297
-------------------------------------------------------------------
  At December 31, 1999             $ 6,593  1,197  3,453      2,955
-------------------------------------------------------------------



Analysis of Results by Operating Segment

                                              Millions of Dollars
                                            -----------------------
                                            Corporate
Three Months Ended September 30, 2000       and Other  Consolidated
                                            -----------------------
Sales and Other Operating Revenues
  External customers                          $     1         5,109
  Intersegment (eliminations)                    (141)            -
-------------------------------------------------------------------
    Segment sales                             $  (140)        5,109
===================================================================

Net income (loss)                             $  (131)          426
===================================================================


Three Months Ended September 30, 1999
Sales and Other Operating Revenues
  External customers                          $     -         3,739
  Intersegment (eliminations)                    (551)            -
-------------------------------------------------------------------
    Segment sales                             $  (551)        3,739
===================================================================

Net income (loss)                             $   (67)          221
===================================================================


Nine Months Ended September 30, 2000
Sales and Other Operating Revenues
  External customers                          $     2        15,175
  Intersegment (eliminations)                  (1,283)            -
-------------------------------------------------------------------
    Segment sales                             $(1,281)       15,175
===================================================================

Net income (loss)                             $  (341)        1,118
===================================================================

Nine Months Ended September 30, 1999
Sales and Other Operating Revenues
  External customers                          $     1         9,332
  Intersegment (eliminations)                  (1,263)            -
-------------------------------------------------------------------
    Segment sales                             $(1,262)        9,332
===================================================================

Net income (loss)                             $  (214)          359
===================================================================

Total Assets
  At September 30, 2000                       $   964        20,580
-------------------------------------------------------------------
  At December 31, 1999                        $ 1,003        15,201
-------------------------------------------------------------------

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 44.


RESULTS OF OPERATIONS

Unless otherwise noted, discussion of results for the three- and nine-month periods ending September 30, 2000, are based on a comparison with the corresponding periods in 1999.


Consolidated Results

A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                               September 30        September 30
                           ------------------   -----------------
                            2000         1999    2000        1999
                           ------------------   -----------------
Exploration and Production
  (E&P)                    $ 474          152   1,106         318
Gas Gathering, Processing
  and Marketing (GPM)         28           39     108          63
Refining, Marketing and
  Transportation (RM&T)       45           47     154          72
Chemicals                     10           50      91         120
Corporate and Other         (131)         (67)   (341)       (214)
-----------------------------------------------------------------
Net income                 $ 426          221   1,118         359
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

                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2000          1999   2000         1999
                           ------------------   -----------------

Property impairments*      $(93)          (10)   (93)         (30)
Work force reduction
  charges                    (5)            -    (11)          (7)
Net gain on asset sales      19             4     21           53
Pending claims and
  settlements                (2)           (2)   (26)          26
Other items                   2             8     12          (16)
-----------------------------------------------------------------
Total special items        $(79)            -    (97)          26
=================================================================
*See Note 8 to the financial statements for additional information.


Excluding the special items listed above, the company's net operating income by business segment was:

                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2000         1999    2000        1999
                           ------------------   -----------------

E&P                        $ 551          158   1,170         312
GPM                           28           39     110          64
RM&T                          43           47     156          78
Chemicals                     15           42      94         101
Corporate and Other         (132)         (65)   (315)       (222)
-----------------------------------------------------------------
Net operating income       $ 505          221   1,215         333
=================================================================


Phillips' net income in the third quarter of 2000 was $426 million, compared with net income of $221 million in the third quarter of 1999. Special items reduced net income
$79 million in the third quarter of 2000, while special items netted to zero in the third quarter of 1999. After excluding special items, net operating income in the third quarter of 2000 was $505 million, compared with $221 million in the third quarter of 1999.

The 129 percent increase in net operating income in the third quarter of 2000 was the result of sharply higher earnings in Phillips' E&P segment. The E&P segment benefited from a 133 percent increase in crude oil production, mainly the result of the company's acquisition of Atlantic Richfield Company's Alaskan businesses (ARCO Alaska) in late-April 2000. (See Note 6--Alaska Acquisition in the Notes to Financial Statements for additional information on the ARCO Alaska acquisition.) The E&P segment also experienced significantly higher crude oil and natural gas prices--up 45 and 44 percent, respectively, over the third quarter of 1999.

Phillips' net income for the first nine months of 2000 was $1,118 million, a 211 percent increase from the corresponding period in 1999. Special items reduced nine-month net income by $97 million in 2000 and benefited net income by $26 million in 1999. After excluding special items, net operating income was 265 percent higher in the 2000 nine-month period. The ARCO Alaska acquisition; higher crude oil, natural gas and natural gas liquids prices; and improved refining margins accounted for the significant improvement in the nine-month 2000 period.


Income Statement Analysis

On March 31, 2000, Phillips and Duke Energy contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron contributed their chemicals businesses, excluding Chevron's Oronite business, to Chevron Phillips Chemical Company LLC (CPC). Both of these joint ventures are being accounted for using the equity method of accounting. Under the equity method of accounting, Phillips' share of the joint ventures' net income is recorded in a single line item on the income statement: "Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (i.e., operating revenues, operating costs, etc.) no longer include activity related to GPM and Chemicals as of the effective dates of the joint ventures.

Sales and other operating revenues increased 37 percent in the third quarter of 2000 and 63 percent in the first nine months. The increased revenues in both periods reflect higher petroleum products, crude oil and natural gas prices, as well as the impact of significantly higher crude oil production and sales volumes resulting from the ARCO Alaska acquisition. These benefits were partially offset by the impact of the GPM and Chemicals joint ventures. Sales and other operating revenues in 1999 included revenues for GPM and Chemicals. No operating revenues are included in 2000 for either of these operations after their contribution to their respective joint ventures.

Equity in earnings of affiliated companies increased 388 percent in the third quarter of 2000 and 189 percent in the nine-month period. The increase in both periods was primarily due to the newly formed DEFS and CPC joint ventures. In addition, the nine-month period results benefited from higher earnings from Sweeny Olefins Limited Partnership for the first six months of 2000, prior to its contribution to CPC.

Other revenues increased 171 percent in the third quarter of 2000, while decreasing 53 percent in the first nine months. Net gains on asset sales were higher in the third quarter of 2000 than a year ago, but were lower in the nine-month period. In addition, the nine-month period of 1999 included more favorable contingency-related activity than did the nine-month period of 2000.

Purchased crude oil and products increased 29 percent in the third quarter of 2000 and 67 percent in the nine-month period. The increase in both periods was primarily due to higher petroleum products and crude oil prices, partially offset by the effects of the formation of the GPM and Chemicals joint ventures.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the geological, geophysical and lease rentals component of exploration expenses. Controllable costs, adjusted to exclude special items and the exploration-expense component, decreased
9 percent in the third quarter of 2000, while increasing
2 percent in the first nine months. In both 2000 periods, costs were higher as a result of the ARCO Alaska acquisition, partially offset by the effects of the formation of the GPM and Chemicals joint ventures.

Exploration expenses increased 31 percent and 19 percent in the third quarter and first nine months of 2000, respectively. The increase in the third quarter was primarily due to higher foreign dry hole costs, compared with a year ago. The increase in exploration expenses in the nine-month period of 2000 primarily reflected higher general administrative, geological, geophysical and lease rental expenses.

Depreciation, depletion and amortization increased 38 percent in the third quarter of 2000 and 26 percent in the nine-month period. The increase in both periods was primarily the result of the larger asset base and higher production rates following the ARCO Alaska acquisition. Depreciation, depletion and amortization in 2000 was reduced as a result of the formation of the GPM and Chemicals joint ventures. In the third quarter of 2000, Phillips recorded property impairments totaling
$97 million, related primarily to the Ambrosio field in Venezuela

(see Note 8--Property Impairments in the Notes to Financial
Statements for additional information).

Taxes other than income taxes were 162 percent higher in the third quarter of 2000 and 81 percent higher in the nine-month period. The increase in both periods was attributable to higher production and property taxes resulting from the ARCO Alaska acquisition.

Interest expense increased 41 percent in the third quarter of 2000 and 23 percent in the first nine months. The increase in both periods was primarily due to higher debt balances as a result of the financing required for the ARCO Alaska acquisition, partially offset by increased amounts of interest being capitalized.

Foreign currency transaction losses of $9 million and $48 million were incurred in the third quarter and first nine months of 2000, respectively, compared with a gain of $24 million in the third quarter of 1999 and a loss of $16 million in the nine-month 1999 period. These foreign currency gains and losses were non-cash and primarily resulted from the revaluation of an intercompany, sterling-denominated loan. Preferred dividend requirements were unchanged in both the third quarter and nine-month period of 2000 from the previous year.

Segment Results

E&P
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             2000        1999    2000        1999
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income        $  474         152   1,106         318
Less special items            (77)         (6)    (64)          6
-----------------------------------------------------------------
Net operating income       $  551         158   1,170         312
=================================================================

                                     Dollars Per Unit
                           --------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska               $29.08       14.03   28.02        9.97
      Lower 48              30.08       19.13   28.23       14.49
      Total                 29.19       18.42   28.06       13.87
    Foreign                 29.89       20.80   28.08       15.99
    Worldwide               29.44       20.31   28.07       15.50
Natural gas--lease (per
  thousand cubic feet)
    United States
      Alaska                 1.39           -    1.41           -
      Lower 48               3.83        2.33    3.08        1.95
      Total                  3.73        2.33    3.04        1.95
    Foreign                  2.57        2.24    2.45        2.36
    Worldwide                3.31        2.30    2.82        2.08
-----------------------------------------------------------------

                                    Millions of Dollars
                           --------------------------------------
Worldwide Exploration
  Expenses
General administrative;
  geological and
  geophysical; and lease
  rentals                     $40          39     118          94
Leasehold impairment            6           5      16          18
Dry holes                      22           8      58          49
-----------------------------------------------------------------
                              $68          52     192         161
=================================================================

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             2000        1999    2000        1999
                           ------------------   -----------------
                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                    294           6     166           7
    Lower 48                   33          40      35          45
-----------------------------------------------------------------
                              327          46     201          52
  Norway                      110          95     112          97
  United Kingdom               22          37      26          34
  Nigeria                      27          19      23          20
  China                        11           6      12          10
  Timor Sea                     7           6       7           5
  Canada                        7           7       7           7
  Denmark                       4           5       5           3
  Venezuela                     5           2       4           1
-----------------------------------------------------------------
                              520         223     397         229
=================================================================

Natural gas liquids produced
  United States
    Alaska*                    24           -      15           -
    Lower 48                    1           2       1           2
-----------------------------------------------------------------
                               25           2      16           2
  Norway                        4           4       5           4
  Other areas                   6           5       5           5
-----------------------------------------------------------------
                               35          11      26          11
=================================================================
*Includes for the third quarter and nine months of 2000, 16 thousand and 10 thousand barrels per day, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

                               Millions of Cubic Feet Daily
                           --------------------------------------
Natural gas produced*
  United States
    Alaska                    171         122     142         122
    Lower 48                  774         826     769         840
-----------------------------------------------------------------
                              945         948     911         962
  Norway                      127         114     135         125
  United Kingdom              189         201     215         215
  Canada                       90          90      85          89
  Nigeria                      40           9      31           3
-----------------------------------------------------------------
                            1,391       1,362   1,377       1,394
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales   129         130     121         126
-----------------------------------------------------------------

Net operating income from Phillips' E&P segment increased
249 percent in the third quarter of 2000 and 275 percent in the nine-month period. The increase in both periods reflects higher sales prices for crude oil and natural gas, as well as higher crude oil production and sales levels as a result of the ARCO Alaska acquisition and higher output from the Norwegian North Sea.

Phillips' average worldwide crude oil price was $29.44 per barrel in the third quarter of 2000, compared with $20.31 in the corresponding period of 1999. Industry crude oil prices were supported in the third quarter of 2000 by continued demand growth, limited worldwide supply, concern over heating fuel stock levels heading into the winter months, and political uncertainties in the Middle East.


U.S. E&P
--------
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2000         1999    2000        1999
                           ------------------   -----------------
Operating Income
Reported net income         $425           94     813         246
Less special items            12            4      14          47
-----------------------------------------------------------------
Net operating income        $413           90     799         199
=================================================================

Alaska                      $270           19     462          40
Lower 48                     143           71     337         159
-----------------------------------------------------------------
                            $413           90     799         199
=================================================================


Net operating income from the company's U.S. E&P operations increased 359 percent in the third quarter of 2000 and 302 percent in the first nine months. The increase in both periods is attributable to the ARCO Alaska acquisition, as well as higher crude oil, natural gas, and liquefied natural gas prices.

U.S. crude oil production increased substantially in the third quarter of 2000 due to the ARCO Alaska acquisition. Lower 48 production continued to trend downward in the third quarter, reflecting property dispositions and field declines. U.S. natural gas production decreased slightly in the third quarter of 2000, as property dispositions and field declines were mostly offset by property acquisitions.

Special items in the third quarter of 2000 included a $19 million net gain on the disposition of an interest in a coal operation, partially offset by a property impairment. The nine-month period of 2000 included an additional net gain on asset dispositions. Special items in the third quarter of 1999 included net gains on asset sales. The nine-month 1999 period also included additional gains on asset sales, partially offset by property impairments.


Foreign E&P
-----------
                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2000          1999   2000         1999
                           ------------------   -----------------
Operating Income
Reported net income        $ 49            58    293           72
Less special items          (89)          (10)   (78)         (41)
-----------------------------------------------------------------
Net operating income       $138            68    371          113
=================================================================


Net operating income from the company's foreign E&P operations increased 103 percent in the third quarter of 2000 and 228 percent in the nine-month period. The increase in both periods was primarily due to higher crude oil prices and, to a lesser extent, higher natural gas prices. After-tax foreign currency transaction losses of $1 million and $5 million were included in foreign E&P's net operating income in the third quarter and first nine months of 2000, respectively, compared with foreign currency transaction gains of $2 million and $3 million in the corresponding periods of 1999.

Foreign crude oil production increased 9 percent in the third quarter of 2000, as higher production from Norway, Nigeria and China was partially offset by lower production in the U.K. sector of the North Sea. Production in Norway benefited from an improved operating performance, as production in the third quarter of 1999 was negatively impacted by two maintenance shutdowns. In the U.K. North Sea, operating interruptions at the Janice field, as well as lower production at R-Block, contributed to reduced crude oil production.

Foreign natural gas production increased 8 percent in the third quarter of 2000, primarily due to increased production in Nigeria.

Special items in the third quarter included an $86 million impairment of the Ambrosio field in Venezuela. See Note 8-- Property Impairments in the Notes to Financial Statements for additional information on the Ambrosio field impairment. The nine-month period of 2000 also included a deferred tax adjustment resulting from a tax law change in Australia and a net gain on property dispositions.

Special items in the third quarter of 1999 consisted primarily of a property impairment of the Renee field in the U.K. North Sea, following the drilling of an unsuccessful development well. Special items in the nine-month period of 1999 also included charges to increase the decommissioning accruals for certain North Sea fields, as well as certain deferred tax asset adjustments.


GPM
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             2000        1999    2000        1999
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income        $   28          39     108          63
Less special items              -           -      (2)         (1)
-----------------------------------------------------------------
Net operating income       $   28          39     110          64
=================================================================

                                     Dollars Per Unit
                           --------------------------------------
Average Sales Prices
U.S. natural gas liquids
  (per barrel--
  unfractionated)*         $22.89       14.95   20.66       11.45
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics**
Raw gas throughput          2,202       1,786   2,058       1,746
-----------------------------------------------------------------
Natural gas liquids
  production                  126         160     137         153
-----------------------------------------------------------------
 *Prices for 1999 represent Phillips' realized prices prior to the formation of DEFS. The price for the third quarter of 2000 is based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural gas liquids component and location mix. The price for the nine-month period of 2000 is an estimate based on a weighted-average of Phillips' realized price in the first quarter of 2000 and DEFS' index prices in the second and third quarters of 2000.
**Production and throughput volumes for 1999 represent Phillips' production and throughput prior to the formation of DEFS. The volumes in the third quarter of 2000 represent Phillips'
  30.3 percent of DEFS' production and throughput. The volumes in the nine-month period of 2000 are estimates based on a weighted-average of Phillips' production and throughput in the first quarter of 2000 and Phillips' share of DEFS' production and throughput in the second and third quarters of 2000.


Net operating income from the company's gas gathering, processing and marketing (GPM) segment decreased 28 percent in the third quarter of 2000 and increased 72 percent in the nine-month period. On March 31, 2000, Phillips and Duke Energy contributed their gas gathering, processing and marketing businesses into DEFS. Each parent received a one-time cash distribution from DEFS shortly after the closing of the transaction. Phillips received $1.22 billion. Phillips is using equity method accounting for its 30.3 percent interest in DEFS.

As a result of the DEFS transaction, earnings from Phillips' GPM segment are not directly comparable between the third quarter and nine-month periods of 2000 and 1999. Some factors affecting the results of the 2000 and 1999 periods were:

o Net operating income for the first three months of 2000, compared with the first three months of 1999 (both periods reflecting results prior to the formation of DEFS), increased 714 percent, due to a 147 percent increase in natural gas liquids prices.

o Natural gas liquids prices in the third quarter of 2000 were significantly higher than the third quarter of 1999, positively impacting this year's third quarter. This benefit was partially offset by higher natural gas prices.

o DEFS incurred hedging losses during 2000. Phillips' GPM segment prior to the DEFS transaction did not incur material hedging gains or losses.

o DEFS' earnings in the second and third quarters of 2000 were reduced by the interest expense incurred on the approximately $2.8 billion in financing required to fund the cash distributions to the joint venturers. Prior to the formation of DEFS, the GPM segment did not have interest expense. Also, by receiving equal cash distributions with Duke Energy Corporation, Phillips monetized approximately 25 percent of its GPM investment (absent the equal cash distribution to each joint venturer, Phillips' share in DEFS would have been approximately 39 percent based on the relative fair values of the contributed businesses).

Special items in the nine-month period of 2000 primarily consisted of work force reduction charges, partially offset by special current and deferred state tax items related to the closing of the DEFS transaction. Special items in the nine-month
1999 period consisted of work force reduction charges.

RM&T
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2000         1999   2000         1999
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income        $  45           47    154           72
Less special items             2            -     (2)          (6)
-----------------------------------------------------------------
Net operating income       $  43           47    156           78
=================================================================

                                     Dollars Per Gallon
                           --------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                $ .95          .69    .93          .57
  Retail                    1.10          .82   1.07          .71
Distillates                  .92          .60    .85          .48
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
U.S. refinery crude oil
    Capacity                 360          355    360          355
    Crude runs               269          355    320          348
    Capacity utilization
      (percent)               75%         100     89           98
Natural gas liquids
  fractionation
    Capacity                 137          252    213          252
    Processed                103          210    177          214
    Capacity utilization
      (percent)               75%          83     83           85
Refinery and natural gas
  liquids production         423          598    536          594
-----------------------------------------------------------------

Petroleum products outside
  sales
    United States
      Automotive gasoline
        Branded              254          245    244          237
        Unbranded             38           33     36           39
        Spot                  26           16     26           18
      Aviation fuels          35           42     37           35
      Distillates
        Wholesale and retail 115          101    113          106
        Spot                  15           30     22           28
      Natural gas liquids
        (fractionated)        46          130     97          125
      Other products          44           40     38           38
-----------------------------------------------------------------
                             573          637    613          626
    Foreign                   43           32     43           36
-----------------------------------------------------------------
                             616          669    656          662
=================================================================

Net operating income from Phillips' RM&T segment decreased
9 percent in the third quarter of 2000, primarily due to higher refinery controllable costs and lower refinery gasoline production volumes, partially offset by higher refinery distillates margins and improved results from the company's U.K. petroleum products operations. RM&T's net operating income increased 100 percent in the nine-month period of 2000, reflecting higher refinery gasoline and distillates margins, partly offset by higher refining controllable costs.
Controllable costs were higher in both the third quarter and nine-month period of 2000, mainly due to increased fuel and utility costs.

Phillips' refineries ran at 75 percent of capacity in the third quarter of 2000, compared with 100 percent in the third quarter of 1999. During this year's quarter, a scheduled shutdown began July 24 at the Sweeny, Texas, refinery to tie-in a new coker, vacuum distillation unit, and continuous catalytic reformer. The refinery resumed operations in late September, and work continues to integrate the new units into the refinery. The company expects to achieve operating design levels during the fourth quarter. Also during the third quarter the Borger, Texas, refinery underwent a scheduled major maintenance turnaround on one of its two cat crackers, which was completed and brought back into full operation by the end of the quarter. These scheduled plant outages had a significant impact on RM&T's earnings in the quarter.

The natural gas liquids fractionation and marketing business at the Sweeny refinery was contributed to CPC on July 1, 2000. This business was previously included in the RM&T segment. As a result, RM&T's natural gas liquids fractionation capacity declined from 252,000 barrels per day to 137,000 barrels per day, with a corresponding decline in natural gas liquids sales volumes. The natural gas liquids capacity utilization decreased in the third quarter of 2000 due to operating interruptions at the company's 40-percent-owned Conway, Kansas, fractionation facility.

Special items in the first nine months of 2000 included contingency related items. Special items in the nine-month period of 1999 primarily consisted of work force reduction charges and contingency accruals.

Chemicals
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2000          1999    2000        1999
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Reported net income         $10            50      91         120
Less special items           (5)            8      (3)         19
-----------------------------------------------------------------
Net operating income        $15            42      94         101
=================================================================

                                     Millions of Pounds
                           --------------------------------------
Operating Statistics
Production*
  Ethylene                  931           839   2,699       2,407
  Polyethylene              534           632   1,761       1,952
  Styrene                   204           n/a     204         n/a
  Normal alpha olefins      135           n/a     135         n/a
-----------------------------------------------------------------
*Production volumes for periods after July 1, 2000, include
 Phillips' 50 percent share of Chevron Phillips Chemical Company
 LLP.


Net operating income from the company's Chemicals segment decreased 64 percent in the third quarter of 2000 and 7 percent in the nine-month period. On July 1, 2000, Phillips and Chevron combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). Each parent company received a cash distribution from CPC of $835 million shortly after the closing of the transaction. Phillips is using the equity method of accounting for its 50 percent interest in CPC.

As a result of the CPC transaction, earnings from Phillips'
Chemicals segment are not directly comparable between the third quarter and nine-month periods of 2000 and 1999. Some factors affecting the results of the 2000 and 1999 periods were:

o Net operating income for the first six months of 2000, compared with the first six months of 1999 (both periods reflecting results prior to the formation of CPC), increased 34 percent. The increase was primarily attributable to higher ethylene, propylene, other chemicals, and plastic pipe margins and volumes.

o Polyethylene margins weakened in the third quarter of 2000.
  In addition, margins for many chemicals and plastics products turned lower in the month of September, compared with the earlier months in the quarter.

o CPC's earnings in the third quarter of 2000 were reduced by the interest expense incurred on the financing required to fund the cash distributions to the parent companies. Prior to the formation of CPC, the Chemicals segment did not have interest expense.

Special items in the third quarter of 2000 included work force reduction charges--both those incurred by Phillips and Phillips' 50 percent share of those incurred by CPC. Special items in the third quarter of 1999 represented deferred tax adjustments. In addition, the nine-month period of 1999 also included favorable contingency settlements.


Corporate and Other
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                               September 30        September 30
                           ------------------   -----------------
                            2000         1999   2000         1999
                           ------------------   -----------------
Operating Results
Reported Corporate and
  Other                    $(131)         (67)  (341)        (214)
Less special items             1           (2)   (26)           8
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $(132)         (65)  (315)        (222)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses  $ (30)         (25)   (66)         (62)
Net interest                 (79)         (49)  (192)        (144)
Preferred dividend
  requirements                (9)         (10)   (30)         (31)
Other                        (14)          19    (27)          15
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $(132)         (65)  (315)        (222)
=================================================================


Corporate general and administrative expenses increased
20 percent in the third quarter of 2000 and 6 percent in the nine-month period. The increase in both periods is primarily attributable to higher benefit-related expenses, partially offset by lower depreciation expense retained at Corporate.

Net interest represents interest income and expense, net of capitalized interest. Net interest costs increased 61 percent in the third quarter of 2000 and 33 percent in the first nine months, reflecting higher debt levels in 2000, utilized to help fund the ARCO Alaska acquisition in April. This was partially offset by higher capitalized interest.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

The category "Other" consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were lower in the third quarter and nine-month period of 2000, primarily because of foreign currency transaction losses in the third quarter of 2000, versus gains in the third quarter of 1999, as well as higher income tax expenses not associated with the operating segments.

Special items in the first nine months of 2000 primarily included costs related to the late-March 2000 K-Resin facility incident that was partially insured by the company's captive insurance subsidiary. Special items in the third quarter of 1999 consisted of a contingency item. In addition, the nine-month period included deferred tax adjustments, insurance claims and a $24 million favorable resolution of prior years' U.S. income tax issues.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                     Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  2000         1999          1999
                          ---------------------------------------

Current ratio                       .7          1.1           1.1
Total debt                      $7,919        4,302         4,489
Company-obligated
  mandatorily redeemable
  preferred securities          $  650          650           650
Common stockholders'
   equity                       $5,436        4,549         4,385
Percent of total debt to
  capital*                          57%          45            47
Percent of floating-rate
  debt to total debt                29%          27            30
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations in the first nine months of 2000 increased $1,322 million from the same period in 1999, primarily the result of a $1,135 million increase in net income and non-working capital adjustments. Sales of accounts receivable under the company's receivables monetization program increased cash from operations by $200 million more than in the same period in 1999.

During the first nine months of 2000, cash and cash equivalents decreased $50 million. Cash was provided by operating activities; the $1.22 billion received from DEFS when Phillips' contributed its gas gathering, processing and marketing assets to that joint venture; and $835 million received from CPC when Phillips contributed its chemicals business to that joint venture. Funds were also provided by debt, including the issuance of $2.5 billion of notes (discussed below). Funds were used to acquire ARCO's Alaskan businesses, support the company's capital expenditures program, and pay dividends.

In April 2000, the company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for $5 billion of various types of debt and equity securities, and securities convertible into either. The registration statement became effective April 27, 2000. Securities to be issued under this universal shelf registration statement can be combined by prospectus with $1 billion of securities that remained under an earlier shelf registration statement. As a result, Phillips had available, to issue and sell, a total of $6 billion of the various types of securities. In late May, the company issued $1.15 billion of 8.5% Notes due 2005, and $1.35 billion of 8.75% Notes due 2010, in the public market, leaving $3.5 billion of securities available under the shelf registration statement. At September 30, 2000, the 8.5% Notes and the 8.75% Notes had a fair market value of $1.21 billion and $1.47 billion, respectively.

Effective April 26, 2000, Phillips entered into a 364-day
$6.5 billion revolving credit facility, with terms similar to the company's existing $1.5 billion revolving credit facility that expires in May 2002. The company's commercial paper program has been supported by the two revolving credit facilities in an amount equal to 100 percent of the commercial paper outstanding. The commitments under the 364-day facility were automatically reduced by the amount of the cash distributions received upon formation of the company's gas gathering, processing and marketing, and chemicals joint ventures and any long-term debt issuances. In early April, Phillips received $1.22 billion upon the formation of DEFS, and in early July received $835 million upon the formation of CPC. As a result of receiving the proceeds from the joint ventures and issuing the $2.5 billion of notes, the commitments under the 364-day revolving credit facility were reduced to $1.9 billion, leaving total remaining commitments of $3.4 billion under the two agreements.

At September 30, 2000, Phillips had $1.6 billion of commercial paper outstanding, of which $1.5 billion was supported by the $1.5 billion revolving credit facility and $100 million by the remaining $1.9 billion commitment under the $6.5 billion revolving credit facility. These amounts approximate fair market value.

As of September 30, 2000, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, had reduced debt outstanding under its two $300 million revolving credit facilities to zero. These two credit facilities expire in November 2001, and June 2004.

On October 30, 2000, Phillips entered into two new bank credit facilities: a five-year credit agreement providing for commitments not to exceed $500 million, and a 364-day credit agreement for commitments not to exceed $1.0 billion. The new credit facilities replace the 364-day credit agreement dated as of April 26, 2000, which was terminated October 30, 2000, upon the effectiveness of the new credit facilities, which are available either as direct bank borrowings or as support for the issuance of commercial paper.

On August 1, 2000, the company assumed $265 million of variable-rate, long-term debt when it purchased three tankers under construction and pipeline assets in Alaska from ARCO.

The company has an agreement with a bank-sponsored entity for the revolving sale of credit card and trade receivables. This agreement allows for the sale of receivables of up to $400 million, all of which was outstanding at September 30, 2000.

Phillips also has $200 million available under three master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At September 30, 2000, approximately $129 million had been financed under these arrangements.

On October 12, 2000, Phillips announced that it had sold its coal interests in three separate transactions for cash proceeds of $191 million, representing an after-tax gain of $48 million. These transactions added approximately $19 million in net income to Phillips' third-quarter earnings, and are expected to add an estimated $29 million in the fourth quarter. The proceeds from these transactions were used to reduce debt and fund operations.


Capital Expenditures and Investments

                                         Millions of Dollars
                                  -------------------------------
                                                Nine Months Ended
                                                   September 30
                                  Estimated     -----------------
                                       2000      2000        1999
                                  ---------     -----------------

E&P                                  $1,701     1,109         875
GPM                                     120        14          90
RM&T                                    264       167         279
Chemicals                                62        63          72
Corporate and Other                     158        17          35
-----------------------------------------------------------------
                                     $2,305     1,370       1,351
=================================================================

United States
  Alaska                             $  509       311          24
  Lower 48                              855       561         696
Foreign                                 941       498         631
-----------------------------------------------------------------
                                     $2,305     1,370       1,351
=================================================================


On December 13, 1999, Phillips' Board of Directors (Board) approved a $1.79 billion capital budget for the year 2000. Since then, the company's GPM assets and Chemicals assets have been contributed to joint ventures. The capital programs of these joint-venture companies are expected to be self-funded, and not part of Phillips' capital spending program. In March 2000, the company increased its 2000 capital budget by $515 million to accommodate the ongoing capital requirements of the Alaskan businesses acquired from ARCO. The Board also authorized expenditures of up to $7.04 billion for the ARCO Alaska acquisition. That acquisition authority included the $500 million contingent payout that is dependent on the price of West Texas Intermediate crude oil and the volumes produced from the acquired assets over the five-year period beginning
January 1, 2000. Phillips has made contingency payments totaling approximately $288 million for crude oil deliveries through September 30, 2000. Formula-based payments for October business are estimated to be $68 million, leaving an estimated
$144 million that may have to be paid.

On August 4, 2000, DEFS, Duke Energy and Phillips agreed to modify the Limited Liability Company Agreement governing DEFS to provide for the admission of a class of preferred members in DEFS. Subsidiaries of Duke Energy and Phillips purchased these new preferred member interests for $209 million and $91 million, respectively. The preferred member interests have a 30-year term, will pay a distribution yielding 9.5 percent annually, and contain provisions which require their redemption with any proceeds from an initial public offering (IPO). On May 25, 2000, DEFS announced that it had postponed its previously proposed IPO due to market conditions.

On April 26, 2000, Phillips completed the purchase of all of ARCO's Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline assets, which were purchased on August 1, 2000. Phillips paid approximately
$5.5 billion in cash at the closing in April and approximately $700 million on August 1. The company also assumed $265 million of variable-rate, long-term debt when it purchased the three tankers under construction and the pipeline assets.

On April 13, 2000, Phillips, BP Amoco p.l.c. (BP), ARCO, and Exxon Mobil Corporation (Exxon Mobil) entered into agreements to align the ownership and operation of the Prudhoe Bay Unit in Alaska. These agreements became effective on July 1, 2000, retroactive to January 1, 2000. The agreements altered the respective equity interests of Exxon Mobil, BP and Phillips in the Prudhoe Bay Unit, and provided for BP to become the single operator. After the re-alignment, Phillips has approximately
36 percent ownership in both the oil rim and gas cap portions of the Prudhoe Bay Unit. Phillips operates the Kuparuk and Alpine fields--the other major fields on the Alaskan North Slope.

As a result of its Alaskan acquisition, Phillips added reserves of approximately 2.2 billion barrels of oil equivalent, effectively doubling the company's reserves, compared with year-end 1999. Average net production from the acquired assets is expected to be approximately 325,000 barrels of oil equivalent per day during the period from April 27, 2000, through December 31, 2000. Phillips received value for the Alaskan production from January 1, 2000, to the date of closing, April 26, 2000, as an adjustment to the purchase price, so the volumes related to that period will not be reflected in the company's reported production statistics for 2000.

Development of the Alpine field continues on the North Slope of Alaska, about thirty miles west of Kuparuk. The Alpine production facilities are in the final stages of installation with initial production expected in the fourth quarter of this year. Net production of approximately 50,000 barrels of oil per day is expected by the end of the year.

In light of the expected increase in production provided by Alpine and Phillips' plans to maintain Alaskan production at the increased level of 375,000 to 400,000 barrels of oil equivalent per day for the foreseeable future, Phillips announced on October 13, 2000, that its wholly owned subsidiary, Polar Tankers, Inc., had contracted to build a fourth double-hulled Millennium Class tanker for approximately $197 million. Until the three new double-hulled tankers are placed in service, Phillips is leasing the tankerage it needs from BP. The leased tankers will be replaced as the newly constructed tankers are placed in service. The Polar Endeavor, the first of the Millennium Class tankers, is scheduled for delivery in early 2001. The fourth tanker is expected in early 2004.

In October of 2000, Phillips agreed to purchase an additional
3.08 percent interest in the Trans Alaska Pipeline System (TAPS) from BP. Upon regulatory approval, which is expected by the end of the year, the transaction will be completed, making the company's new ownership percentage in TAPS approximately
26.8 percent.

In July of 2000, the first phase of a multi-phase development plan for the company's Peng Lai 19-3 discovery in block 11/05 of China's Bohai Bay was approved by Phillips. Daily gross production rates for Phase I are expected to reach 35,000 to 40,000 barrels of oil. First production from Phase I is scheduled for the first quarter of 2002. In order to fully integrate the knowledge gained from the reservoir's performance in Phase I, first production from Phase II is targeted for 2005. Phillips has a 100 percent interest in the block, but China National Offshore Oil Corporation has the right to participate in any development in the block and to acquire a 51 percent interest.

In July of 2000, the Offshore Kazakhstan International Operating
Company (OKIOC), announced that the Kashagan E-1 well in the Caspian Sea was a discovery--the first on the Kazakhstan shelf.

The well tested at a rate of up to 3,700 barrels of oil per day and 7 million cubic feet of gas per day. A second exploration well began drilling in early October. Phillips has a
7.14 percent interest in OKIOC.

In the Norwegian sector of the North Sea, commissioning of the gas injection and gas lift systems at the Eldfisk development was completed and gas injection began in September 2000. The first incremental production increases attributable to the water injection portion of this improved oil recovery project at Eldfisk are expected in the first quarter of 2001.

In Lake Maracaibo, Venezuela, redevelopment drilling efforts on the Ambrosio field were temporarily suspended and the drilling rig released while the company evaluated response rates and other information gathered from the initial redevelopment wells. The re-evaluation determined that there was no likely economic scenario that would allow Phillips to recover its total investment in Ambrosio and an impairment charge was recorded in the third quarter.

During the third quarter, Phillips purchased the Zama gas processing plant in northwest Alberta, Canada. The plant, with minor modifications, should enable the company to bring to market newly discovered gas by the end of 2000. Phillips is evaluating its Zama-area interests as part of the company's core business strategy and may choose to market and sell these interests in late 2000 or early 2001.

On July 24, 2000, selected units of the Sweeny refinery began a scheduled shutdown for normal maintenance and the tie-in of a 58,000-barrel-per-day coker and a 36,000-barrel-per-day continuous catalytic reformer. The refinery started up in late September and work continues to integrate the new units into the refinery. Operating design levels are expected to be achieved during the fourth quarter. Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold a 50 percent interest in Merey Sweeny, L.P., the limited partnership that is building the coker and related facilities. The continuous catalytic reformer is a wholly owned project of Phillips.

On September 25, 2000, Phillips announced the acquisition of River Gas Corporation, a privately held coalbed methane producer headquartered in Tuscaloosa, Alabama, and the coalbed methane positions of three other companies in the Powder River Basin of Wyoming for a total cash expenditure of approximately
$123 million. As a result of these purchases, the company added an estimated 215 billion cubic feet of net reserves, of which approximately 100 billion cubic feet were classified as proved/developed.

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

At year-end 1999, Phillips reported 27 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, two sites have been resolved and three new sites have been added. Of the 28 sites remaining, the company believes it has a legal defense or its records indicate no involvement for five sites. At four sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At five sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 14 remaining sites, the company has provided for any probable costs that can be reasonably estimated.

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

At September 30, 2000, $6 million had been accrued for the company's unresolved PRP sites. In addition, the company has accrued $106 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, and $4 million for other environmental contingent liabilities, for total environmental accruals of $116 million.

During the third quarter, the amount accrued for planned remediation activities increased by approximately $55 million, primarily driven by an accrual to cover remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO. Phillips Alaska continues to evaluate sites where remediation has been required by the state, and expects to have additional accruals by the end of the year as remediation activities are defined and fully estimated. Because this accrual relates to environmental conditions that existed when Phillips acquired the properties on April 26, 2000, the charge impacts the allocation of the purchase price of the acquisition, not the company's net income.

After an assessment of environmental exposures for clean-up and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries.

On March 27, 2000, an explosion and fire occurred at Phillips' K-Resin styrene-butadiene copolymer plant at the Houston Chemical Complex (HCC). The 370-million-pound-per-year K-Resin facility, which was contributed to CPC on July 1, 2000, has been idle since that time. Limited production of K-Resin could resume in the first quarter of 2001. However, the estimate of the start-up time frame is preliminary, and the actual start-up date could be delayed further based on ongoing investigations, operational reviews, and repair work.

On June 23, 1999, a flash fire occurred in a reactor vessel at the K-Resin plant. Two individuals employed by a subcontractor, Zachry Construction Corporation, were killed and other workers were injured. Eight lawsuits have been filed in connection with the incident in Texas. The trial of the first of these, a wrongful death suit, began in October 2000. The other wrongful death action is set for trial in January 2001. Phillips is the named defendant in these actions. Under the indemnification provisions of the subcontracting agreement between Phillips and Zachry, Phillips has sought indemnification from Zachry with respect to the claims of the Zachry workers. Phillips has, in addition, filed an action against various Zachry insurers to obtain a declaration that coverage is available in regard to the incident under policies issued by them. If and to the extent that Phillips ultimately bears any loss in connection with this incident, CPC, the current owner of the plant, will provide indemnification to Phillips pursuant to the Contribution Agreement, under which CPC was formed.

After the incident in March, Phillips notified its K-Resin customers that it would continue the force majeure declared after its June 1999 fire and explosion. Allocations to customers continue to be supplied from CPC's 60-percent-owned Korean joint venture, K R Copolymer Co., Ltd., which has a capacity of 115 million pounds per year.

On September 21, 2000, the Occupational Safety and Health Administration (OSHA) issued citations and proposed penalties of $2.517 million against Phillips for the incident that occurred at the Houston Chemical Complex on March 27, 2000. Phillips and CPC, the plant's current owner, disagree with the conclusions contained in the citations and intend to contest them. On September 20, 2000, CPC announced a major safety initiative at the Houston Chemical Complex designed to address issues raised by the OSHA review and to further enhance safety at the plant.


New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," and 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" (as amended, the Statement). Phillips is required to adopt the Statement January 1, 2001. The Statement will require that all derivatives be recognized on the balance sheet at fair value.

Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be recognized in other comprehensive income until the hedged item is recognized in earnings or offset against the change in fair value of the hedged asset, liability, or firm commitment. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

Having substantially completed an internal assessment of its operating contracts and current derivative programs, the company is currently in the process of designating and documenting its derivative instruments in accordance with the Statement and expects to be completed with its implementation efforts before December 31, 2000. Market prices and derivative positions will change between now and the date of adoption; however, based on the company's currently active risk management programs and the derivatives held at September 30, 2000, Management does not anticipate that adoption of the Statement will have a material impact on the company's financial statements.


OUTLOOK

Phillips operates in three countries where cutbacks in production were announced in 1998--Norway, Nigeria and Venezuela. The Norwegian Ministry of Petroleum and Energy lifted its production curtailment measures for oil production on the Norwegian continental shelf during the second quarter of 2000, and curtailments are not expected for the remainder of the year. The Nigerian government raised its quota, effective May 1, 2000, reversing all previous quota reductions.
This action affects leases operated on behalf of the company under the joint operating agreement with Nigerian Agip Oil
Company. In Venezuela, third-bid-round operations have not been asked to curtail production. Therefore, Phillips does not expect production curtailments in any of the three countries to have a material adverse impact on the company's results of operations or financial position in 2000.

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

As natural gas prices have firmed, Phillips and its co-venturers have begun to study various options for commercializing natural gas reserves on the Alaskan North Slope. While the size of the natural gas reserves can support more than one project, Phillips is most interested in developing a pipeline route to the Lower 48. The company and its co-venturers expect a decision to be made regarding a pipeline route within the next year, with the objective of commencing natural gas shipments through the pipeline by 2007.

Earlier this year, the company announced plans to increase capacity at it Borger, Texas, refinery through a debottlenecking project scheduled to begin by the end of 2000. The project is expected to increase the facility's capacity to process crude oil by 20,000 barrels per day and move the facility toward production of lower sulfur products in preparation for meeting new sulfur regulations. Start-up is expected in 2002. The debottlenecking project complements the S Zorb sulfur-removal unit which is currently under construction at the facility and scheduled to start up in early 2001. Operations at the facility will be largely unaffected during the debottlenecking project, with most work occurring during normal scheduled maintenance periods.

Oil prices in the third quarter rose to the highest level since 1990 during the Gulf War. OPEC increased quotas but too late to allow restocking of inventories. Strong economic growth in both the United States and Western Europe pushed energy demand high enough to consume record levels of refinery output, leaving little heating oil to rebuild inventories before the onset of the winter heating season. A planned release of crude from the U.S. Strategic Petroleum Reserve had a brief impact, lowering prices, but is expected to have little physical impact on product supplies. High U.S. natural gas consumption also prevented restocking, and natural gas prices rose to record levels. Price spikes can be expected during winter cold spells. Renewed tensions in the Middle East are adding to upward pressures on prices.

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

The following are identified as important risk factors, but not all of the risk factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans to complete the implementation of Management's announced strategy for its four business segments are subject to: finding a joint venturer for RM&T; the negotiation and execution of satisfactory agreements for an RM&T joint venture; receipt of any approvals that may be required from state and federal government agencies and third parties; required disposition of assets, if any, to meet regulatory requirements; approvals as required by the Boards of Directors of the entities involved; the successful development of the company's current projects and the achievement of production estimates, and cost savings and synergies that are dependent on the integration of personnel, business systems and operations; and the successful operation and financing of its GPM and Chemicals joint ventures.

  o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments, including necessary permits; its ability to engage specialized drilling, construction and other contractors and equipment; its ability to obtain economical and timely financing; geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to be constructed crude oil tankers for the hydrocarbons; and foreign and United States laws, including tax laws.

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

  o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, if any, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets that may be identified for sale; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has little or no control, and to a lesser extent the commodity prices for chemicals and other products; its ability to operate its refineries and exploration and production operations consistently and safely, with no major disruption in production or transportation of such products; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

  o Estimates of proved reserves, project cost estimates, and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the U.S. Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements. Estimates of cost savings, synergies and the like were developed by the company from current information. The estimates for reserves, supplies, costs, maintenance, remediation, savings and synergies can change positively or negatively as new information and data becomes available.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The following is a description of a legal proceeding involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.
While it is not possible to predict the outcome of the proceeding, if it was decided adversely to the company, there would be no material adverse impact on the company's financial statements. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission's regulations.

On February 11, 2000, the Alaska Department of Environmental Conservation (ADEC) issued a Notice of Violation to ARCO Alaska alleging improper testing of its portable oil storage tanks in the Kuparuk oil field under the state of Alaska oil spill contingency plan. ARCO Alaska was subsequently acquired by Phillips. At the end of September 2000, Phillips Alaska signed an agreement with ADEC whereby Phillips Alaska agreed to pay $175,190 in settlement of the penalty requested by ADEC. This amount was based on a calculation of the economic savings that may have inured to the benefit of Phillips Alaska as a result of the deferred testing.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.


Reports on Form 8-K
-------------------

During the three months ended September 30, 2000, the company filed two reports on Form 8-K.

The first report was filed July 14, 2000, to report in Item 2 the combination of Phillips' and certain of Chevron's chemicals businesses to form CPC. The pro forma impact of this transaction on Phillips' March 31, 2000, balance sheet and income statements for the year ended December 31, 1999, and three months ended March 31, 2000, was reported in Item 7.

The second report was filed August 10, 2000, to report in Item 2 the completion of the purchase of all of ARCO's Alaskan businesses with the purchase of ARCO's Alaskan pipelines and three tankers under construction. The pro forma impact of this transaction on Phillips' 1999 and first quarter 2000 balance sheets and income statements was reported in Item 7.

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

November 10, 2000