Form 10-K
period 2000-12-31
PHILLIPS PETROLEUM CO
filed 2001-03-21
CIK 78214

FORM 10-K
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended       December 31, 2000
                                       --------------------------------
                                     OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                            ------------  -------------
             Commission file number             1-720
                                   ------------------------------------

                          PHILLIPS PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

                 Delaware                               73-0400345
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

                PHILLIPS BUILDING, BARTLESVILLE, OKLAHOMA  74004
              (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: 918-661-6600

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
      ------------------------------------     -------------------------
      Common Stock, $1.25 Par Value            New York, Pacific and
                                                Toronto Stock Exchanges
      Preferred Share Purchase Rights          New York and Pacific
        Expiring July 31, 2009                   Stock Exchanges
      6 3/8% Notes due 2009                    New York Stock Exchange
      6.65% Notes due March 1, 2003            New York Stock Exchange
      6.65% Debentures due July 15, 2018       New York Stock Exchange
      7% Debentures due 2029                   New York Stock Exchange
      7.125% Debentures due March 15, 2028     New York Stock Exchange
      7.20% Notes due November 1, 2023         New York Stock Exchange
      7.92% Notes due April 15, 2023           New York Stock Exchange
      8.24% Trust Originated Preferred
        SecuritiesSM (and the guarantees
        with respect thereto)                  New York Stock Exchange
      8.49% Notes due January 1, 2023          New York Stock Exchange
      8.5% Notes due 2005                      New York Stock Exchange
      8.75% Notes due 2010                     New York Stock Exchange
      8.86% Notes due May 15, 2022             New York Stock Exchange
      9% Notes due 2001                        New York Stock Exchange
      9.18% Notes due September 15, 2021       New York Stock Exchange
      9 3/8% Notes due 2011                    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                   Yes x   No
                                                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Excluding shares held by affiliates, the registrant had 255,297,837 shares of Common Stock, $1.25 Par Value, outstanding at February 28, 2001. The aggregate market value of voting stock held by non-affiliates of the registrant was $13,609,927,690 as of February 28, 2001. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors and the Compensation and Benefits Trust to be affiliates, and deducted their stockholdings of 402,320 and 27,856,573 shares, respectively, in determining the aggregate market value.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           May 7, 2001 (Part III)

                       TABLE OF CONTENTS

                             Part I

   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties...........................   1
             Corporate Structure and Current Developments....   1
             Segment and Geographic Information..............   2
               E&P (Exploration and Production)..............   2
               GPM (Gas Gathering, Processing and Marketing). 20 RM&T (Refining, Marketing and Transportation). 21
               Chemicals.....................................  26
             Competition.....................................  28
             General.........................................  28
       3.  Legal Proceedings.................................  30
       4.  Submission of Matters to a Vote of
             Security Holders................................  30

                      -------------------

           Executive Officers of the Registrant..............  31

                            PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  33
       6.  Selected Financial Data...........................  34
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations... 35 7a. Quantitative and Qualitative Disclosures About
             Market Risk.....................................  59
       8.  Financial Statements and Supplementary Data.......  76
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

                            PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................... 149

                             PART I

Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the businesses of Phillips Petroleum Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 74.


Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND CURRENT DEVELOPMENTS

Phillips Petroleum Company was incorporated in Delaware on June 13, 1917. The company is headquartered in Bartlesville,
Oklahoma, where it was founded. The company's business is organized into four business segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes both natural gas produced by Phillips and others. On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with the gas gathering, processing, marketing and natural gas liquids business of Duke Energy Corporation (Duke Energy) into a new company, Duke Energy Field Services, LLC (DEFS). Effective at the close of business on March 31, 2000, Phillips' GPM segment consisted primarily of its equity investment in DEFS. See Note 4--Investments and Long-Term Receivables in the Notes to Financial Statements for additional information on the DEFS transaction.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. This segment also fractionates and markets natural gas liquids.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. On
     July 1, 2000, Phillips and Chevron Corporation (Chevron) combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). Effective July 1, 2000, Phillips' Chemicals segment consisted primarily of its equity investment in CPC. See Note 4-- Investments and Long-Term Receivables in the Notes to Financial Statements for additional information on the CPC transaction.

Support staffs provide technical, professional and other services to the business segments. At December 31, 2000, Phillips employed 12,400 people, excluding 3,400 employees who were working under service contracts with CPC, down 22 percent from year-end 1999. The employees working under service contracts with CPC were transferred to CPC January 1, 2001.

Significant developments in 2000 included the following:

  o  Acquisition of all of Atlantic Richfield Company's (ARCO)
     Alaskan businesses (see page 4).

  o Startup of production at the Alpine field in Alaska (see page 6).

  o  GPM joint venture with Duke Energy (see page 20).

  o Completion of the construction and installation of a coker unit and a continuous catalyst regeneration reformer at the Sweeny Complex (see page 22).

  o  Chemicals joint venture with Chevron (see page 26).


SEGMENT AND GEOGRAPHIC INFORMATION

Segment information about sales and other operating revenues, earnings, total assets and additional information, located in
Note 21--Segment Disclosures and Related Information in the Notes to Financial Statements, is incorporated herein by reference.


E&P
---

The company's E&P segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At December 31, 2000, E&P was producing in the United States (both onshore and offshore); the Norwegian, Danish and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea between East Timor and Australia; and offshore China.

The information listed below appears in the supplemental oil and gas operations disclosures on pages 127 through 145 and is incorporated herein by reference.

  o Proved worldwide crude oil, natural gas and natural gas liquids reserves.

  o Net production of crude oil, natural gas and natural gas liquids.

  o Average sales prices of crude oil, natural gas and natural gas liquids.

  o  Average production costs per barrel of oil equivalent.

  o  Developed and undeveloped acreage.

  o  Net wells completed, wells in progress and productive wells.

In 2000, Phillips' worldwide crude oil production averaged 437,000 barrels per day, an 89 percent increase from 231,000 barrels per day in 1999. During the year, 241,000 barrels per day of crude oil production was from the United States, up 382 percent from 50,000 barrels per day in 1999. The increase in U.S. production was due to the Alaskan acquisition. Foreign crude oil production volumes increased
8 percent in 2000, primarily as a result of increased production in the Norwegian North Sea.

E&P's worldwide production of natural gas liquids averaged 29,000 barrels per day in 2000, compared with 11,000 barrels per day in 1999. U.S. production accounted for 20,000 barrels per day in 2000, compared with 2,000 barrels per day in 1999. The increase was the result of the Alaskan acquisition. Included in the U.S. amount were 12,000 barrels per day in Alaska that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

The company's worldwide production of natural gas averaged
1,394 million cubic feet per day in 2000, about the same as 1999. U.S. natural gas production decreased 2 percent in 2000, as the effect of property dispositions and field declines was mostly offset by asset acquisitions. Foreign natural gas production increased 5 percent in 2000, reflecting higher production from the Norwegian sector of the North Sea and in Nigeria.

Phillips' worldwide annual average crude oil sales price increased 62 percent in 2000, to $28.64 per barrel. Both U.S. and foreign average prices were significantly higher than the prior year's prices. E&P's annual average worldwide natural gas sales price increased 46 percent from 1999, to $3.13 per thousand cubic feet.

The company's finding and development costs in 2000 were $2.39 per barrel of oil equivalent, compared with $4.81 in 1999. Over the last five years, Phillips' finding and development costs averaged $3.24 per barrel of oil equivalent. Finding and development cost per barrel of oil equivalent is calculated by dividing the net reserve change for the period (excluding production and sales) into the costs incurred for the period, as reported in the "Costs Incurred" disclosure required by Financial Accounting Standards Board Statement No. 69, "Disclosures about Oil and Gas Producing Activities."

At December 31, 2000, Phillips held a combined 34.0 million net developed and undeveloped acres, compared with 35.5 million net acres at year-end 1999. At year-end 2000, the company held acreage in 19 countries (counting the Timor Gap Zone of Cooperation between Australia and East Timor as a single country for this purpose), and produced hydrocarbons in nine.


E&P--U.S. OPERATIONS

Alaska

On April 26, 2000, Phillips purchased all of ARCO's Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline assets, which were acquired on August 1, 2000. The acquisition had a significant, positive impact on Phillips' reserves, production profile, asset base, cash flow and net income.

Phillips added reserves of 2.15 billion barrels of oil equivalent in 2000 related to this transaction, almost doubling the company's total reserve base. Even without a full year's production, 47 percent of Phillips' worldwide crude oil production in 2000 and 86 percent of Phillips' U.S. crude oil production came from Alaskan properties. E&P's total assets increased from $6.6 billion at year-end 1999, to $13.8 billion at year-end 2000, primarily as a result of the Alaskan acquisition.

The acquisition included ARCO's interests in the Greater Prudhoe Bay area (including significant quantities of natural gas that have not yet been included as proved reserves), Greater Kuparuk area, Greater Point McIntyre area, and the Alpine field on the

North Slope of Alaska, along with associated satellite fields and prospects. The acquisition also included 1.2 million net exploration acres, as well as ARCO's interest in the Trans-Alaska Pipeline System and other infrastructure pipelines, four owned and four chartered tankers in service, and three double-hulled tankers under construction.

Prudhoe Bay Field and Satellites
In conjunction with the Alaskan acquisition, Phillips--along with Exxon Mobil Corporation (ExxonMobil) and British Petroleum p.l.c.
(BP)--signed an agreement in April 2000 that re-aligned the ownership structure of the Greater Prudhoe Bay area. Rather than having different interests in the oil-rim and gas-cap structures of the Prudhoe Bay field, the agreement called for Phillips and the other co-owners to have the same ownership interest in both the oil rim and gas cap. To date, all but two of the co-owners in the Prudhoe Bay Unit have signed the alignment agreement. The two co-owners who have not signed the agreement hold small interests in the Unit. The agreement also provided for BP to become the single operator of the field. Previously, ARCO and BP each operated separate sections of the field. After the re-alignment, Phillips holds approximately 36 percent interest in the Prudhoe Bay field. Phillips' net crude oil production from the Prudhoe Bay field averaged 106,400 barrels per day in 2000.

Phillips also owns 34 percent to 36 percent interest in the Prudhoe Bay satellite fields, which currently include Northwest Eileen, Aurora, Polaris, and Midnight Sun. Midnight Sun came onstream in 1999, and produced 700 barrels per day of oil net to Phillips in 2000. Aurora began production in late 2000 at an initial net rate of 2,000 barrels of oil per day. Development plans for the other Prudhoe Bay satellites are under evaluation.

Greater Kuparuk Area
Phillips is the operator and holds a 55.2 percent interest in the Kuparuk field, located about 40 miles west of Prudhoe Bay.
Phillips' net crude oil production from Kuparuk averaged
66,700 barrels per day in 2000.

The Greater Kuparuk area also includes several satellite fields, including the Tarn and Tabasco fields, as well as Phillips' newest North Slope discovery--the Meltwater field. The Meltwater field is estimated to contain about 25 million net barrels of recoverable hydrocarbons, 11 million barrels of which have been recorded as proved reserves. Meltwater is expected to begin production in 2002. Phillips holds a 55.2 percent interest.

The Greater Kuparuk area also includes the West Sak heavy-oil field. Phillips is studying new ways to economically develop the substantial heavy-oil reserves in place at West Sak. For instance, West Sak's first multilateral well was completed in the summer of 2000. Multilateral wells have multiple well bores that reach different downhole targets and access more of the reservoir. The well was a success, and two more have since been completed. In January 2001, 19 wells were producing about
2,500 net barrels of oil per day. If drilling continues to be successful, the company estimates that 10 percent to 20 percent of the approximately 2.5 billion to 3 billion gross barrels of oil in place in the core area of the field could be recovered.

Greater Point McIntyre Area
Phillips' net crude oil production from the Point McIntyre field was 12,900 barrels per day in 2000. An enhanced oil recovery project began in 2000 on this field. Also in the Greater Point McIntyre area are the Lisburne, Niakuk, West Beach and North Prudhoe Bay State fields. The Greater Point McIntyre area is operated by BP, and Phillips holds approximately 36 percent interest.

Alpine Field
The Alpine field, located west of the Kuparuk field, began production in November 2000. By year-end 2000, the field was producing at a net rate of over 50,000 barrels of oil per day from a single drill site with 12 production wells. One additional drill site is planned for the Alpine development in 2001. Net recoverable hydrocarbons in place at Alpine are estimated at 300 million barrels of oil equivalent, of which 208 million were included in the company's year-end proved reserves. The 40,000-acre field was developed on just 97 acres, only 0.2 percent of the field, and is designed to minimize environmental impacts. Phillips is the operator and holds a 78 percent interest in Alpine.

North Slope Gas Development
Phillips, BP and ExxonMobil agreed in late 2000 to work together in evaluating an Alaskan gas pipeline project to deliver gas from Alaska's North Slope to the Lower 48. The Prudhoe Bay field is estimated to contain 8 trillion net cubic feet of gas. Key program activities over the next year will be conceptual design, project costing, permitting considerations, commercial structure, and overall viability. The three co-owners will share equally in the costs and governance of the program. Phillips also continues to evaluate liquefied natural gas opportunities.

Cook Inlet
Phillips' legacy assets in Alaska include the North Cook Inlet field and the Kenai liquefied natural gas facility. The Alaskan acquisition added the Beluga natural gas field, in which Phillips has a 33 percent interest, to the company's Cook Inlet assets. Phillips owns a 70 percent interest in the Kenai liquefied natural gas plant, which supplies liquefied natural gas to two utility companies in Japan. Utilizing two leased tankers, the company transports the liquefied natural gas to Japan, where it is reconverted to dry gas at the receiving terminal. Phillips sold 45.9 billion cubic feet of liquefied natural gas to Japan in 2000, compared with 44.8 billion cubic feet in 1999.

Exploration
Of the more than 1.5 million net exploration acres Phillips holds in Alaska, approximately 500,000 net acres lie within the National Petroleum Reserve-Alaska. Phillips plans to drill 12 to 15 exploratory wells during the winter of 2000/2001, four to seven of which are planned for the reserve. Phillips plans to continue its satellite exploration programs. Satellite-field production can be processed from existing facilities, because they are typically located within 20 miles of development infrastructure. In addition, Phillips also plans other exploratory drilling on the North Slope and the Cook Inlet, as well as continuing seismic programs.

Transportation
Phillips transports all of its petroleum liquids produced from North Slope fields to market through the Trans-Alaska Pipeline System, an 800-mile pipeline system that ties the North Slope of Alaska to the port of Valdez in south-central Alaska. Phillips has a 23.7 percent interest in the pipeline system and also owns
23.7 percent of the stock of Alyeska Pipeline Service Company, which constructed and now operates the pipeline system for the owners.

In October 2000, Phillips agreed to purchase an additional
3.08 percent interest in the Trans-Alaska Pipeline System from BP. Upon regulatory approval, which is expected by the end of the second quarter of 2001, the transaction will be completed, making the company's new ownership percentage approximately
26.8 percent.

Three owned and four chartered tankers transport Alaskan crude oil from Valdez to market--primarily to the U.S. West Coast. In addition, four double-hulled, Millennium Class tankers are under construction, and a fifth is planned, for transporting Alaskan North Slope crude oil to the West Coast market. The first tanker, the Polar Endeavor, is scheduled to enter service in the second quarter of 2001. The second tanker, the Polar Resolution, is scheduled to be delivered in late 2001.

Lower 48

Phillips' production in the Lower 48 states is predominantly natural gas, with production concentrated in six areas: 1) the Permian basin of Texas and New Mexico; 2) the Panhandle region of Texas and Oklahoma; 3) north Louisiana; 4) the San Juan basin of New Mexico; 5) Utah and Wyoming; and 6) the Gulf of Mexico.

In September 2000, Phillips acquired coalbed methane natural gas assets and reserves in four transactions. The company acquired River Gas Corporation, a privately held U.S. coalbed methane producer headquartered in Alabama, as well as the coalbed methane positions of three other companies in the Powder River basin of Wyoming. Through these transactions, Phillips added approximately 200 billion cubic feet of net reserves. In addition, Phillips obtained exploration positions in important coalbed methane basins.

The acquisition of River Gas Corporation included ownership in 166,000 gross acres in the Drunkard's Wash field in Utah and the Whitson field in the Black Warrior Basin of Alabama. Phillips became the operator and owns a 25 percent interest in each field. Net production from the fields attributable to the interest acquired by Phillips was approximately 40 million cubic feet per day at the time of the acquisition, of which approximately
30 million cubic feet per day is dedicated to an existing limited-term fixed volume overriding royalty interest. These properties are in the early phase of production, and Phillips plans to drill more than 300 shallow, low-cost wells over the next six years. Phillips expects that its share of production from the fields will increase from initial net production of 10 million cubic feet per day to approximately 50 million cubic feet per day in three years, and to over 90 million cubic feet per day as field development progresses and the volumes dedicated to the limited-term overriding royalty interest are satisfied.

The three Powder River basin acquisitions increased Phillips' gross acreage position by 90,000 acres. Phillips is operator and has a more than 90 percent working interest. The acquisitions bring Phillips' total acreage in the basin to 430,000 gross acres, including Phillips' 50 percent interest, acquired in 1999, in acreage operated by Yates Petroleum Company. These properties are also in the early stages of development.

Combined with the company's existing coalbed methane production in the San Juan basin of New Mexico and the Powder River basin, the acquired assets brought Phillips' total net U.S. coalbed methane production in 2000 to 212 million cubic feet per day. The company expects its U.S. coalbed methane production to increase by approximately 100 percent over the next four years.

During the second half of 2000, Phillips sold its coal and lignite interests in three separate transactions. Phillips sold its 50 percent interest in the Walnut Creek Mining Company joint venture, its 50 percent interest in the Dry Fork coal assets in Wyoming, and the balance of its coal interests located in Texas, Louisiana and Mississippi.

During 1999, the company completed an exploration and development agreement with Contour Energy Company (Contour), formerly Kelley Oil & Gas Corporation, relating to Contour's interests in the West Bryceland and Sailes fields in north Louisiana. Contour retained an eight-year volumetric overriding royalty interest totaling approximately 42 billion cubic feet of gas. The agreement added approximately 130 billion cubic feet of gas equivalent to the company's reserves at closing, with additional reserves expected to be added in future years as the fields are developed. These fields produced at a total net rate of
28.6 million cubic feet of gas per day in 2000.


E&P--NORWEGIAN OPERATIONS

In 1969, Phillips discovered the giant Ekofisk field, located almost 200 miles offshore Norway in the center of the North Sea. Production from Ekofisk began in 1971. Today, the Ekofisk area is comprised of four producing fields: Ekofisk, Eldfisk, Embla and Tor. Net crude oil production from Norway was 114,000 barrels per day in 2000, a 15 percent increase over 99,000 barrels per day in 1999. Net natural gas production was 136 million cubic feet per day in 2000, compared with 126 million cubic feet in 1999. Net natural gas liquids production was 5,000 barrels per day in 2000, compared with 4,000 barrels per day in 1999. The increase in production in 2000 was primarily due to improved processing reliability, well workovers and repairs, and increased water injection. Phillips has a
35.11 percent interest in Ekofisk.


Ekofisk II

The Ekofisk Complex, a major Phillips oil and gas installation, includes drilling and production platforms, processing equipment, compressors, living quarters for crews and a communications network. In 1994, Phillips announced plans to essentially rebuild the Ekofisk Complex, due to subsidence of the seafloor. The project, called Ekofisk II, was completed in 1998, and included the extension of the production license until 2028. The project included the installation of a new wellhead platform, which began operating in 1996, and a new transportation and processing platform, which began operation in 1998.

The subsidence of the seafloor beneath the Ekofisk platforms continued to show a marked improvement from a measured level of about 34 centimeters per year in 1998. The 2000 subsidence rate was measured at 14 centimeters, the same level as 1999. The recent drop in the subsidence rate is a direct result of Phillips' strategy to use water injection to repressure the reservoir and increase reserves recovery.

A cessation plan for redundant Ekofisk facilities and shut-in outlying fields was completed and submitted to the Norwegian authorities and other stakeholders in October 1999. The plan outlined the long-term cessation plans for 15 structures in the Greater Ekofisk area that are currently shut down, or that will be shut down over the next decade. Under the plan, the platform topsides would be removed between 2003 and 2018. The plan recommends that a concrete tank and barrier wall, as well as trenched pipelines, should be left in place. The Norwegian authorities are preparing a consultation document for the 15 OSPAR (Convention for the Protection of the Marine Environment of the Northeast Atlantic) countries, requesting support to leave the Ekofisk tank in place. This process will formally start in early 2001. The current timetable calls for the Norwegian parliament to make the final decision on the Ekofisk I Cessation Plan in late 2001 or early 2002.

Phillips is carrying out a fieldwide program to decommission the original Ekofisk facilities and permanently plug the wells. During 2000, the wells at the Cod platform were plugged and abandoned. The work to plug and abandon the wells at the Albuskjell 2/4 F platform also started in 2000 and should be finalized in the spring of 2001.


Eldfisk Improved Oil Recovery

Phillips is proceeding according to plan with a large water- and gas-injection program at the Eldfisk field, the second-largest field in the Ekofisk area. The project includes a new unmanned platform, new pipelines, a drilling rig, and modification of existing facilities. The platform includes water-injection, gas-lift, and gas-injection equipment. The platform began water injection in January 2000. Commissioning of the gas-injection and gas-lift systems was started in the third quarter of 2000. Total water-injection capacity is 670,000 barrels per day--enough to serve Eldfisk and provide a new source for the ongoing Ekofisk waterflood project 15 miles away. Development drilling is expected to continue through 2008. The first incremental production increases attributable to the water injection program are expected in the first quarter of 2001.

Other Areas

As part of its Norwegian operations in the North Sea, Phillips has an interest in the Siri field, offshore Denmark. The Siri field was discovered in December 1995. Initial production began in March 1999, and in 2000, net production to Phillips averaged 4,000 barrels per day. Phillips holds a 12.5 percent interest in the Siri license. On three other licenses in Denmark's sector of the North Sea, seismic evaluation continued in 2000, with exploration wells planned for two of the license areas in 2001.

Phillips holds a 38.25 percent interest in a license offshore western Greenland in the Fylla area covering 2.3 million acres.
An exploration well drilled in 2000 on the Qulleq prospect was written off as a dry hole.


E&P--U.K. OPERATIONS

The Judy/Joanne fields comprise J-Block, the company's largest producing field in the U.K. North Sea. In 2000, J-Block net production averaged 9,400 barrels per day of crude oil and
74.7 million cubic feet per day of gas, compared with 11,600 and
82.5 million in 1999, respectively. The reduction was due to normal field decline. Phillips holds a 36.5 percent interest.

The J-Block production facilities were designed with extra capacity to provide the infrastructure needed to cost-effectively develop other discoveries in the area. The Jade field will be developed from a wellhead platform and pipeline tied to the J-Block facilities. Development approval was received from the U.K. Department of Trade and Energy in January 2000. Production is expected by year-end 2001, with peak net rates of 5,000 barrels of oil per day and 65 million cubic feet of natural gas per day anticipated in the second quarter of 2002. Phillips is the operator and holds a 32.5 percent interest in Jade.

Also tying into the J-Block infrastructure is the Janice field. The Janice floating production facility was moved on-site in December 1998, and production began in February 1999. The Janice field's net crude oil production rate in 2000 was 6,600 barrels per day, compared with 8,400 in 1999. Phillips owns a
24.4 percent interest.

In early 1999, an exploration well on the Jill prospect in block 30/7a, 4.5 miles from the J-Block production platform, tested at a rate of 4,000 barrels of oil per day and 42 million cubic feet of gas per day. Appraisal and development studies are under way to evaluate development through the J-Block facilities. Phillips is the operator with a 36.5 percent interest.

Phillips holds an 11.45 percent interest in the Armada field, and a 6.78 percent interest in the Britannia field, two large fields in the U.K. North Sea. Armada, which began production in late 1997, averaged a net rate of 1,900 barrels of crude oil per day and 46.4 million cubic feet of natural gas per day in 2000. Britannia began commercial production in the summer of 1998; net production in 2000 averaged 2,500 barrels of crude oil per day and 46.4 million cubic feet of natural gas per day.

Phillips is the operator and holds a 43.77 percent interest in the Renee field and a 27 percent interest in the Rubie field, together referred to as R-Block. Renee began producing in February 1999, while Rubie's first production came onstream in May 1999. R-Block is a subsea development tied in to a third-party production facility. The second Renee development well, drilled in 1999, was a dry hole. R-Block net production averaged 4,100 barrels of crude oil per day in 2000, compared with 7,400 barrels per day in 1999.

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

The decommissioning program for the Maureen facilities was approved by the U.K. government in December 2000. The plan calls for the Maureen topside platform and loading column to be refloated, then towed from the field to a deepwater mooring location. In the event no reuse option can be secured, the facilities would be deconstructed at the deepwater mooring and most of the materials would be recycled onshore. Removal of the platform allows access to the drilling template for removal. The drilling template would be retrieved intact, cut into sections on the transport barge, and brought onshore for recycling. Removal activities could begin in mid-2001.

Phillips has interests in deepwater blocks offshore the United
Kingdom and Ireland in the Atlantic Margin. The company participated in several deepwater North Atlantic Margin wells in 1999 and 2000, all of which have been plugged and abandoned.

E&P--OTHER OPERATIONS

China

In the South China Sea, Phillips' combined net production of crude oil from its Xijiang facilities averaged 12,000 barrels per day in 2000, compared with 10,000 barrels per day in 1999. The company performed a two-month scheduled maintenance shutdown in 1999 for the Xijiang production platform and floating production storage and offloading vessel.

Phillips and the China National Offshore Oil Corporation (CNOOC) signed a development agreement for the Peng Lai 19-3 field in Bohai Bay in December 2000. This document, along with the Phase I Overall Development Program, was submitted for approval to Chinese authorities. Approval by the Chinese authorities, expected in the first quarter of 2001, will allow the final design, procurement and construction of the Phase I production facilities and the drilling and completion of development wells.

Phillips and CNOOC signed a petroleum contract in 1994 granting
Phillips the right to explore block 11/05, located in China's
Bohai Bay.  CNOOC has elected to participate in the Peng Lai 19-3
Phase I development with a 51 percent working interest.

Phillips drilled the Peng Lai 19-3-1 discovery well in 1999, followed by a successful appraisal well drilling program lasting into the first quarter of 2000. The Phase I development will utilize one wellhead platform and a floating production, storage and offloading facility, with daily net production of oil expected to reach 17,000 to 20,000 barrels per day. First production from Phase I is expected in the first half of 2002.

Phillips continues to move forward with feasibility planning and design for Phase II of the Peng Lai 19-3 development. First production from Phase II could begin in 2005, with an expected net oil production rate estimated at 50,000 to 65,000 barrels per day. Phase II would include multiple wellhead platforms, central processing facilities, and a pipeline or floating storage and offloading facility.

Several other exploration prospects have been identified in block 11-05, including the Peng Lai 25-6 field. Phillips announced in February 2001 that the company had successfully appraised the Peng Lai 25-6 oil discovery, located three miles east of the Peng Lai 19-3 field. The Peng Lai 25-6 was discovered in May 2000. The company plans to evaluate developing this satellite field in conjunction with Phase II of the Peng Lai 19-3 development.

Nigeria

In Nigeria, the company's non-operated, 20 percent working interest in four oil mining leases yielded net average crude oil production of 24,000 barrels per day, compared with 20,000 barrels per day in 1999. The increase in 2000 production is attributable to higher quota levels and development drilling. Continued exploration and development drilling is planned for 2001 on the four leases. In 1999, commercial delivery of natural gas to a third-party liquefied natural gas plant on Bonny Island began. Phillips' share of the delivered natural gas production was 33 million cubic feet per day in 2000.

The company's oil mining leases for production of oil and gas were renewed in 1998 for 30 years, effective June 1997. These leases are operated on behalf of the company under a joint operating agreement with Nigerian Agip Oil Company.

In 2000, Phillips was invited to be the operator of exploratory activity in block 318, a deepwater block offshore Nigeria.


Timor Sea and Australia

Phillips and other participants in production sharing contract area 91-13 discovered the Bayu gas/gas condensate field, located in Area A of the Timor Gap Zone of Cooperation in the Timor Sea between Australia and East Timor, in 1995. Drilling in an adjacent contract area in 1995 confirmed that the discovery extended across two production sharing contract areas:
91-13 (Bayu) and 91-12 (Undan). The production sharing contract areas were subsequently unitized, and Phillips' interest in the unitized Bayu-Undan field was 26.9 percent at year-end 1998. In 1999, Phillips acquired another company's 42.42 percent interest in contract area 91-12, bringing the company's total interest in the unitized field to 50.3 percent. Phillips booked additional reserves of 76 million barrels of oil equivalent in 1999 as a result of this acquisition, bringing its total booked reserves in the Bayu-Undan field to over 160 million barrels of oil equivalent at year-end 1999. Phillips was appointed operator of the unitized field for the gas-recycle development. Phillips also acquired interests in several producing fields in the Timor Sea in 1999, adding 7,000 barrels of oil per day to the company's average 2000 production.

A gas-recycle development plan for the Bayu-Undan field was approved by all participants under the terms of a Unit Operating Agreement. The gas-recycle project will produce and process natural gas, separate and export condensate and natural gas liquids, and re-inject the natural gas back into the reservoir. Full commercial production of liquids is expected to begin in early 2004.

Phillips has also taken the initiative to commercialize the Bayu-Undan gas reserves. Discussions with potential customers in the Northern Territory of Australia are under way, and in November 1999, the company entered into an alliance with another party to evaluate domestic gas marketing opportunities in southern and eastern Australia. In addition, Phillips is actively pursuing opportunities for liquefied natural gas sales into Asian and other markets. The gross hydrocarbon recovery potential of the field is estimated to be 400 million barrels of petroleum liquids and 3.4 trillion cubic feet of natural gas.

In December 2000, Phillips announced that it was making a cash offer for Petroz N.L., which owns an 8.25 percent interest in the Bayu-Undan field. By February 28, 2001, Phillips had secured a voting interest of approximately 85 percent. Phillips now controls a 58.5 percent interest in the Bayu-Undan field.

Governance of the Timor Gap Zone of Cooperation is in transition and Phillips is working closely with the Australian government, the United Nations Transitional Administration in East Timor (UNTAET) and recognized East Timorese leaders. In February 2000, an agreement was signed in which UNTAET became Australia's partner in the Timor Gap Treaty and assumed all rights and obligations previously exercised by Indonesia. This agreement continued the current terms of the Treaty during East Timor's transition to independence. On February 28, 2000, Phillips announced that the Timor Gap Joint Authority had approved the development plan for the gas-recycle project.

In late 2000 and early 2001, Phillips announced that it had reached an agreement in principle with Woodside Petroleum Ltd (Woodside) and Shell Development Australia (Shell), to pursue cooperative development of their Timor Sea gas resources. Phillips operates the Bayu-Undan field, and Woodside operates the Greater Sunrise fields. The plan is to combine the early gas delivery potential from the Bayu-Undan gas and condensate development with the large reserve base of the Greater Sunrise fields. Phillips has agreed to purchase additional equity from Woodside to achieve a 30-percent-equity interest in the Greater Sunrise project. The agreement is subject to regulatory review and pre-emption rights. In March 2001, Phillips announced that it had signed a letter of intent with El Paso Corporation that contemplates development of a major project that would deliver liquefied natural gas from the Greater Sunrise fields to gas markets in Southern California and Mexico's Baja California peninsula, beginning in 2005. Gas production from the Greater Sunrise fields could begin as early as mid-2006. Gas required to satisfy deliveries prior to that time would be made available from Phillips-owned reserves in Bayu-Undan and possibly other participants' reserves in the Bayu-Undan project. This project, along with the cooperative development agreements, would enable Phillips to commercialize additional net hydrocarbons of up to 760 million barrels of oil equivalent. A definitive agreement is expected by midyear 2001.

In early 1999, Phillips and a co-venturer were awarded a production license for the Athena gas/gas condensate discovery in the Carnarvon basin, offshore western Australia. Phillips has a 40 percent interest in Athena. In February 2001, a Cooperative Development Agreement and a Gas Sales Agreement were executed with the Woodside-led North West Shelf Group.


Venezuela

In July 1999, Phillips exchanged its 18 percent interest in the LL-652 oil field in Lake Maracaibo, Venezuela, for two-thirds of ARCO's 30 percent working interest in the Hamaca heavy-oil project. The Hamaca project involves the development of heavy-oil reserves from Venezuela's Orinoco Heavy Oil Belt. The exchange increased Phillips' share in the Hamaca project from 20 percent to 40 percent. Phillips and its co-venturers, including a subsidiary of Venezuela's state oil company, have approved proceeding with the Hamaca project.

Phillips and its U.S. co-venturer hold their interests in Hamaca through a jointly held limited liability company, which Phillips accounts for using the equity method.

The project includes two components: 1) development of the heavy-oil field and 2) operations to upgrade the heavy oil into a medium-grade crude oil. The development component includes a multi-phase drilling program which includes pilot, development and commercial wells. Drilling of development wells started in January of 2001, with production expected in the last half of 2001, reaching an anticipated rate of 12,000 net barrels per day of heavy oil by year-end. The field is approximately 140 miles from the upgrader facilities site at Jose, Venezuela, on the Caribbean coast.

Construction of a heavy-oil upgrader, pipelines and associated production facilities began in 2000. The upgrader is expected to begin producing commercial quantities of 26-degree API gravity oil in early 2004, at which time Phillips' net production from the Hamaca field is expected to increase to approximately
66,000 barrels per day. The Hamaca project resulted in Phillips' adding approximately 635 million equity-affiliate barrels of oil equivalent to its proved hydrocarbon reserves in 2000.

In addition to LL-652, two other projects were acquired in the Venezuela third bid round in 1997: La Vela and Ambrosio. Phillips holds a 31.5 percent interest in, and is operator of, the La Vela block offshore northwest Venezuela where two exploratory wells have been drilled. The investment in both wells was written off to dry hole expense in the second quarter of 1999. No further drilling is planned. Ambrosio, in which Phillips holds a 90 percent interest, is a redevelopment project operated by the company in Lake Maracaibo. Net production from Ambrosio averaged 3,800 barrels per day in 2000. Development well drilling results did not meet the company's expectations, and an impairment was recorded on Phillips' Ambrosio investment in 2000. Sale of the Ambrosio field is currently awaiting approval from Venezuelan authorities.


Canada

Phillips sold its interest in the oil and gas producing properties and related infrastructure in the Zama area of northwest Alberta in December 2000. Phillips retained its presence in Canada through various properties in Alberta and British Columbia. The Zama area production accounted for 87 percent of Phillips' Canada barrel-of-oil-equivalent production in 2000. Average net production in Canada was 6,000 barrels of oil per day and 83 million cubic feet of gas per day in 2000.

Other exploration activity

  o Phillips signed a second petroleum concession agreement with the government of the Sultanate of Oman in June 1999. The exploration and production agreement is for block 38 in the southwestern portion of Oman. The company's first agreement covers exploration and production in block 36, located directly north of block 38. Phillips drilled one well in block 36 in 2000, which was plugged and abandoned, and began drilling a well in block 38 in early 2001.

  o Phillips completed an acquisition of seismic data for block 17/18 of the Indian Ocean, offshore South Africa in 1999. Phillips is the operator of the 14.5 million acre sublease, with a 40 percent interest. The company drilled an unsuccessful exploratory well on the Rhino prospect during 2000, and has no further exploratory efforts planned.

  o In September 1998, Phillips acquired a 7.14 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea. The exploration area consists of 10.5 blocks, totaling nearly 2,000 square miles about 50 miles west-northwest of the Tengiz oil field onshore Kazakhstan. The joint venturers are committed to drill six exploration wells and conduct additional seismic work over six years. The first well, the Kashagan E-1, was completed in the spring of 2000 and was a discovery. The second exploration well, the Kashagan W-1, located 25 miles west of the first well, began drilling in the fourth quarter of 2000. Drilling and testing operations are expected to be completed in the spring of 2001. The blocks are covered by a production-sharing agreement with the Kazakhstan government. The initial production phase of the contract is for 20 years, with options to extend the agreement another 20 years.

  o In 1998, Phillips acquired a 40 percent interest in an exploration block in Angola. Phillips has an option to become the operator for the development phase. New three-dimensional seismic data was acquired over the block in 1998. Exploration drilling in 2000 was conducted on the deepwater Moxihao well, which was plugged and abandoned.

  o In August 2000, Phillips was awarded interests in two licenses in the first Faroese licensing round. An agreement defining the boundary between the United Kingdom and the Faroe Islands opened the way for this area to be made available for exploration. The company holds a 30 percent interest in license 003, where an exploratory well is planned for 2001, and a 20 percent interest in license 006, with seismic acquisition and exploratory drilling planned over the next two years.

  o In the fourth quarter of 2000, Phillips was invited to participate, with a 20 percent interest, in exploratory activity in deepwater block 34, offshore Angola. Phillips' final ownership interest and other terms of participation are subject to negotiation and the signing of a production sharing contract, expected in the first quarter of 2001.


E&P--RESERVES

In 2000, on a barrel-of-oil-equivalent basis, Phillips replaced 1,128 percent of the reserves it produced during the year, compared with 114 percent in 1999. Excluding acquisitions and sales, production replacement was 515 percent. The 2000 total includes replacement of 629 percent of foreign production and 1,442 percent of U.S. production.

U.S. reserves increased 282 percent, while foreign reserves increased 39 percent. Total worldwide proved reserves on a barrel-of-oil-equivalent basis were 5.02 billion barrels at year-end 2000. Liquids reserves increased 207 percent, while natural gas reserves increased 34 percent. Seventy-nine percent of Phillips' proved reserves base is located in North America and the North Sea. From 1996 through 2000, Phillips' five-year-average barrel-of-oil-equivalent production replacement equaled 376 percent. The above amounts include Phillips' share of equity-affiliate reserves.

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

The company has not filed any information with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 2000. No difference exists between the company's estimated total proved reserves for year-end 1999 and year-end 1998, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 2000.


DELIVERY COMMITMENTS

Phillips has future commitments to deliver fixed and determinable quantities of crude oil to customers under various supply agreements over the next three years. During the period, the company is obligated to supply a total of 220 million barrels of crude oil under long-term contracts. To fulfill these obligations, Phillips plans to use production from domestic proved reserves, which are greater than these obligations and which have estimated production levels sufficient to meet the required delivery amounts.

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


GPM
---

On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with the gas gathering, processing, marketing and natural gas liquids business of Duke
Energy Corporation into a new company, Duke Energy Field
Services, LLC (DEFS).  Duke Energy owns 69.7 percent of DEFS and
Phillips owns 30.3 percent. Phillips accounts for its interest in DEFS using the equity method of accounting.

DEFS purchases raw natural gas from producers under long-term contracts and gathers natural gas through its extensive network of pipeline gathering systems. The gathered natural gas is then processed at DEFS' plants to extract natural gas liquids from the raw gas stream. The remaining "residue" gas is then marketed to electrical utilities, industrial and residential end users. Most of the natural gas liquids are fractionated--separated into individual components like ethane, butane and propane--and marketed as chemical feedstock, fuel, or blend stock. DEFS supplies Phillips a substantial portion of DEFS' natural gas liquids under a supply agreement until 2015. DEFS also purchases raw natural gas from Phillips' E&P operations.

DEFS is headquartered in Denver, Colorado. At December 31, 2000, DEFS owned and operated 68 plants and 57,000 miles of pipeline, and had an estimated 25 trillion cubic feet of contracted natural gas supply. In the fourth quarter of 2000, DEFS' raw natural gas throughput averaged 7.2 billion cubic feet per day, and natural gas liquids production averaged 384,000 barrels per day. DEFS' assets are primarily located in the Gulf Coast area, West Texas, Oklahoma and the Texas Panhandle, in the Rocky Mountain area, and in Alberta, Canada.

RM&T
----

On February 4, 2001, Phillips announced that it had agreed to purchase Tosco Corporation (Tosco) in a $7 billion stock transaction. Under the terms of the agreement, Phillips would issue 0.8 shares of its common stock for each Tosco share, and would assume approximately $2 billion of Tosco's debt. The transaction has been approved by both companies' Boards of Directors, and is subject to regulatory review, and approval by both companies' stockholders. The transaction would be accounted for using the purchase method of accounting.

Under the terms of the agreement, Phillips would acquire all of Tosco's operations, including eight U.S. refineries with a total capacity of 1.35 million barrels per day and 6,400 retail outlets in 32 states. Tosco had revenues in 2000 of approximately
$25 billion and employed 26,400 people. The combined RM&T operations would make Phillips the second-largest refiner in the United States and one of the largest marketers. The headquarters of the combined RM&T business would be located in Tempe, Arizona. If approved, Phillips expects the transaction to close by the end of the third quarter of 2001.


REFINING

Phillips owns and operates three crude oil refineries in the United States having an aggregate rated crude oil refining capacity at year-end 2000 of 360,000 barrels per day. Effective January 1, 2001, RM&T's rated crude oil refining capacity was increased to 368,000 barrels per day. RM&T's total natural gas liquids fractionation capacity at December 31, 2000, was 137,000 barrels per day, which included Phillips' share of a fractionation facility in Conway, Kansas, of 42,000 barrels per day. The company's refineries ran at 91 percent of capacity in 2000, compared with 98 percent in 1999. Capacity utilization in 2000 was impacted by major projects at both the Sweeny and Borger refineries.


Sweeny Complex

The Sweeny Complex is located in Old Ocean, Texas, about 65 miles southwest of Houston. It is the company's largest downstream operating facility. In addition to the refinery, the Sweeny Complex also includes certain petrochemical and natural gas liquids fractionation operations that are operated on behalf of Chevron Phillips Chemical Company and included in the Chemicals segment. Effective January 1, 2001, Sweeny had a crude oil processing capacity of 213,000 barrels per day. The refinery primarily receives crude oil from Phillips' and jointly owned terminals on the Gulf Coast, including a deepwater terminal at Freeport, Texas.

In the fourth quarter of 1998, Phillips, the Venezuelan state oil company, Petroleos de Venezuela S.A. (PdVSA), and affiliates signed agreements forming a limited partnership to construct a 58,000-barrel-per-day delayed coker and related facilities at the Sweeny Complex. Construction began in 1999. A delayed coker uses a thermal process to remove heavy materials from crude oil and turn them into petroleum coke, used as a fuel in power generation. The remaining liquids are then sent to other units in the refinery to be upgraded into more valuable products, such as gasoline and distillates. A delayed coker allows the processing of heavy, sour, lower-cost crude oil, thereby lowering crude oil acquisition costs. Under the terms of the agreements, PdVSA will supply the Sweeny refinery with up to 165,000 barrels per day of Venezuelan Merey, or equivalent, crude oil. The coker unit was tied in to the facility during the third quarter of 2000, and was operational by the early part of the fourth quarter. Phillips is the operator of, and holds an indirect
50 percent interest in, the coker.

Catalytic reforming is a key refinery process for producing large quantities of high-octane gasoline, aromatics and hydrogen. Over the years, the industry's catalytic reforming technology has advanced, making the process more efficient at increasing the yields of higher-margin aromatics. To capitalize on this technology, Phillips replaced two existing catalytic reformers at Sweeny with a new, 36,000-barrel-per-day continuous catalyst regeneration reformer. This increases premium gasoline and aromatics yields with only a small reduction in total gasoline production. The project also provides more hydrogen, which is needed for the new coker. Construction began in January 1999, and the unit was tied in to the Sweeny Complex in the third quarter of 2000.


Borger Complex

The Borger Complex is located in Borger, Texas, in the Texas Panhandle near Amarillo. It is Phillips' second-largest downstream operating facility, and includes a refinery and a natural gas liquids fractionation facility, as well as certain Chevron Phillips Chemical Company petrochemical operations that are included in the Chemicals segment. Prior to January 1, 2000, it had a rated crude oil processing capacity of 125,000 barrels per day and a rated natural gas liquids fractionation capacity of 95,000 barrels per day. Effective January 1, 2000, the rated crude oil processing capacity of the Borger Complex was increased to 130,000 barrels per day. The refinery receives crude oil and natural gas liquids feedstocks from Phillips' pipelines in West Texas and the Panhandle. The Borger Complex can also receive water-borne crude oil via Phillips' pipeline systems. During the third quarter of 2000, the Borger refinery underwent a scheduled major maintenance turnaround on one of its two cat crackers, which was completed and brought back into full operation by the end of the quarter.

A debottlenecking and expansion project is planned at the Borger refinery to increase processing capacity by approximately
20,000 barrels per day. The project began in late-2000, with startup expected in 2002. It will also help prepare the facility for production of lower-sulfur products to meet new environmental regulations. The improvements will add a new pre-heat exchanger train and one large crude oil fractionating tower that will replace smaller existing towers.

Construction of an S Zorb sulfur-removal facility began in March 2000 at the Borger Complex. The 6,000-barrel-per-day facility is being built to demonstrate the company's S Zorb sulfur-removal technology for gasoline. This unit will also help position the refinery for low-sulfur gasoline compliance. The
S Zorb unit is scheduled for startup in April 2001. In October 2000, Phillips announced the discovery and development of an advanced sulfur removal technology for diesel fuels. Like S Zorb for gasoline, S Zorb for diesel significantly lowers sulfur content in diesel fuels by using a proprietary refining process. Pilot plant testing is under way.


Woods Cross Refinery

The Woods Cross refinery is located near Salt Lake City, Utah.
It has a crude oil processing capacity of 25,000 barrels per day.
The refinery receives crude oil via pipelines from Canada, Colorado and southern Wyoming, and by truck from southern Utah.
The facility distributes its refined products to customers throughout Utah and Idaho via pipeline, truck and railcar.


Teesside, England, Refinery

Phillips sold its 50 percent-equity interest in a refinery in Teesside, England, with a gross crude oil processing capacity of 117,000 barrels per day, in December 2000. In addition to the company's interest in the refinery, the sale also included Phillips' petroleum products marketing and distribution business in the United Kingdom--mainly distillates and fuel oil produced at the Teeside refinery.

Supply and Output

The average purchase cost of a barrel of crude oil delivered to the U.S. refineries in 2000 was $28.97, 56 percent higher than $18.60 per barrel in 1999. Thirty-nine percent of the crude oil processed by the U.S. refineries in 2000 was supplied from the United States (including both Phillips-produced oil and third-party production), with the remainder provided from Venezuela, Saudi Arabia, and, to a lesser extent, by purchases from West Africa, the North Sea, and other countries in the Middle East and South America. In 1999, the percent of crude oil processed that was supplied from the United States was also 39 percent. Sources of crude oil in 2001 are expected to be similar to those in 2000.

Phillips' refineries produce a variety of petroleum products, including gasoline, distillates (which includes diesel fuel, heating oil and kerosene), aviation gasoline, jet fuel, solvents and petrochemical feedstocks. Gasoline and distillates are the most significant part of RM&T's product slate, along with fractionated natural gas liquids.

Total output from refining operations averaged 527,000 barrels per day in 2000, compared with 590,000 barrels per day in 1999. The decrease was primarily due to the contribution of the Sweeny Complex's natural gas liquids fractionation business to Chevron Phillips Chemical Company on July 1, 2000.


MARKETING

In the United States, the company's wholesale and retail operations market refined products in 28 states under the Phillips 66 trademark. At December 31, 2000, gasoline and other products were distributed in the United States through approximately 6,800 retail outlets, bulk distributing plants, airport dealers and marinas. Of these, Phillips owned and operated 193 retail outlets, and operated another 101 on leased property.

RM&T's total gasoline sales volumes in the United States increased 4 percent in 2000, primarily due to increased branded and spot sales. Sales volumes of branded gasoline were 244,000 barrels per day in 2000. Total distillates sales volumes in RM&T increased 4 percent in 2000, while total natural gas liquids, aviation and other petroleum products sales were 6 percent lower. In total, RM&T petroleum products sales in the United States, from both Phillips' refinery output and purchased product, averaged 640,000 barrels per day during 2000, compared with 634,000 barrels per day in 1999.

Phillips announced in December 2000 that it would acquire the Midcontinent region gasoline marketing assets of The Coastal Corporation (Coastal). The purchase includes 101 of Coastal's company-operated gasoline stations and the assignment of certain branded marketer supply contracts to Phillips. Phillips intends to allow marketers the opportunity to acquire and operate the existing Coastal company-operated units. The purchase also allows Phillips to use the Coastal gasoline and related trademarks for up to 10 years in the 15 states in which the assets are located. Closing is expected in the first quarter of 2001.


TRANSPORTATION

Phillips' RM&T segment owns or has an interest in approximately 6,000 miles of common-carrier crude oil, raw natural gas liquids and products pipeline systems, of which approximately 5,000 miles are company operated. The largest segment of the total system consists of 2,000 miles of products line extending from the Texas Panhandle to East Chicago, Indiana. Various companies in which Phillips' RM&T segment owns an equity interest have approximately 10,000 additional miles of pipeline. Phillips has other transportation assets associated with its Exploration and Production segment.

Phillips' RM&T segment has three crude oil tankers under charter that are being utilized to deliver heavy Venezuelan crude oil to the Sweeny refinery for use in connection with the new coker installed in 2000. The vessels are under charter until August 2003.

Construction of a new 55-mile natural gas liquids pipeline from Wichita, Kansas, to Conway, Kansas, was completed during 1999. The new pipeline began carrying product in May 1999, and allows RM&T to better serve its customers by providing better access to propane and butane bulk storage in the Midwest. Also, an expansion of the El Paso terminal and pipeline system started up in August 1999. Phillips purchased a 25 percent interest in this terminal and system in 1998. With Phillips' participation in the expansion, the company's interest increased to 33 percent.

During 1999, Phillips and its co-venturer in the Seaway Pipeline Company (Seaway) announced plans to increase the capacity of its 30-inch crude oil pipeline by approximately 130,000 barrels per day, bringing the system's overall capacity to approximately 350,000 barrels per day. The increase is being accomplished through the addition of three pump stations, along with the construction of two storage tanks at the Freeport terminal on the Gulf Coast. The project was completed in 2000.

Chemicals
---------

On July 1, 2000, Phillips and Chevron combined the companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). In addition to contributing the assets and operations included in the company's Chemicals segment, Phillips also contributed the natural gas liquids business associated with its Sweeny Complex. Phillips and Chevron each own 50 percent of CPC. Phillips uses the equity method of accounting for its investment in CPC.

CPC, headquartered in Houston, Texas, has 35 facilities in eight countries. CPC uses natural gas liquids and other feedstocks to produce petrochemicals such as ethylene, propylene, styrene, benzene and paraxylene. These products are then marketed and sold, or used as feedstocks to produce plastics and specialty chemicals.

CPC's major domestic facilities are located at Baytown, Borger, Conroe, Orange, Pasadena, Port Arthur and Sweeny, Texas;
St. James, Louisiana; Pascagoula, Mississippi; Marietta, Ohio;
Guayama, Puerto Rico; and 12 plastic pipe and two pipe fittings plants in nine different states.

Major international facilities are located or under construction in Belgium, China, Saudi Arabia, Singapore, South Korea, and Qatar. There are two plastic pipe plants in Mexico.

A brief description of CPC's major product lines follows.


Olefins and Polyolefins

Ethylene: Ethylene is a simple olefin used primarily to produce plastics, such as polyethylene. Ethylene is produced at Sweeny, Port Arthur and Baytown, Texas. CPC's net annual capacity at December 31, 2000, was 8.1 billion pounds per year.

Polyethylene: Polyethylene comes in different forms, including high-density, low-density and linear low-density. Polyethylene is used to make a wide variety of plastic products, including trash bags, milk jugs, bottles and plastic films. Polyethylene is produced at Pasadena, Baytown, and Orange, Texas, as well as in China and Singapore. CPC's net annual capacity at December 31, 2000, was 5.4 billion pounds.

Plastic Pipe: Polyethylene is used to manufacture plastic pipe for applications that include gas distribution, municipal water and sewer lines, and fiber optic conduit. Plastic pipe is produced at 12 plants in the United States and two plants in Mexico. CPC's net annual capacity at December 31, 2000, was 580 million pounds.


Aromatics

Styrene: Styrene is produced from benzene and ethylene, and is used as a feedstock for polystyrene and other applications.
Styrene is produced at St. James, Louisiana. CPC's net annual capacity at December 31, 2000, was 1.7 billion pounds.

Benzene: Benzene is used to make cumene, cyclohexane, styrene and other products. Benzene is produced at Pascagoula, Mississippi; Port Arthur, Texas; Guayama, Puerto Rico; and Saudi Arabia.
CPC's net annual capacity at December 31, 2000, was 2.6 billion pounds.

Cyclohexane: Cyclohexane is a derivative of benzene used as a feedstock for nylon. It is produced at Guayama, Puerto Rico; Port Arthur, Sweeny, and Borger Texas; and Saudi Arabia, where CPC is a 50 percent owner. CPC markets all of its own cyclohexane production, as well as that of its affiliates. CPC's net annual capacity at December 31, 2000, was 1.4 billion pounds.

Paraxylene: Paraxylene is an aromatic used as a feedstock for polyester. It is produced at Guayama, Puerto Rico, and Pascagoula, Mississippi. CPC's net annual capacity at December 31, 2000, was 1.9 billion pounds.


Specialty Chemicals and Plastics

Normal Alpha Olefins: Normal alpha olefins can be custom blended for special applications and are used extensively as polyethylene comonomers and in plasticizers, synthetic motor oils and lubricants. Normal alpha olefins are produced at Baytown, Texas. CPC's net annual capacity at December 31, 2000, was 1.3 billion pounds.

K-Resin: K-Resin is a styrene-butadiene copolymer used to produce a clear, shatter-resistant resin. It is produced in Pasadena, Texas, and in South Korea. K-Resin production at Pasadena has been idle since an explosion and fire in March 2000.

Polystyrene: Polystyrene is a thermoplastic polymer used in cups, disposable cameras, disposable signs, and other applications. It is produced at Marietta, Ohio, and in China. CPC's net annual capacity at December 31, 2000, was 880 million pounds.

CPC has research facilities in Oklahoma, Ohio, California, and Texas.


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

Downstream, elements of competition include product improvement, new product development, low costs, and manufacturing and distribution systems. In the marketing portion of the business, competitive factors include product properties and processibility, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to Phillips' or Chevron Phillips Chemical Company's branded products.

The company's structure is well-integrated vertically--with businesses ranging from feedstocks to plastic pipe--which helps ensure markets for certain products. The company's strategy of pursuing joint-venture opportunities for its GPM and Chemicals businesses should not affect the benefits of vertical integration. Phillips does not plan to exit these business lines, and intends to secure feedstock supplies so that current operations may be maintained in a competitive manner.


GENERAL

Phillips' safety recordable incident rate for 2000 was 1.56 per 200,000 man-hours, compared with the 1999 rate of 1.19. The increase was due largely to a March 27, 2000, explosion and fire at the Houston Chemical Complex, which claimed the life of one employee and injured several other workers.

At the end of 2000, Phillips held a total of 1,649 active patents in 58 countries worldwide, including 500 active U.S. patents. During 2000, the company received 41 patents in the United States and 86 foreign patents. The company's products and processes were licensed and used in 39 countries at year-end 2000, resulting in licensing revenues of $65 million in 2000. On
July 1, 2000, Phillips transferred patents and licenses related to its chemicals and plastics operations to Chevron Phillips Chemical Company LLC, a joint venture between Chevron Corporation and Phillips. The overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.

Company-sponsored research and development activities charged against earnings were $43 million, $50 million and $62 million in 2000, 1999 and 1998, respectively.

The environmental information contained in Management's
Discussion and Analysis on pages 69 through 71 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2000 and those expected for 2001 and 2002.

International and domestic political developments and government regulation at all levels are prime factors that may materially affect the company's operations. Such political developments and regulation may impact prices, production levels, allocation and distribution of raw materials and products, including their import, export and ownership; the amount of tax and timing of payment; and the cost and compliance for environmental protection. The occurrences and effect of such events are not predictable.

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

              EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          Officer
     Name                   Position Held           Age*   Since
     ----                   -------------           ---   -------

E. L. Batchelder    Vice President and Chief         53     1999
                      Information Officer

John A. Carrig      Senior Vice President, Chief     49     1993
                      Financial Officer and
                      Treasurer

Dodd W. DeCamp      Senior Vice President            45     2000
                      Worldwide Exploration

E. K. Grigsby       Vice President Investor and      61     1993
                      Public Relations

John E. Lowe        Senior Vice President Corporate  42     1999
                      Strategy and Development;
                      Interim Head of Refining,
                      Marketing and Transportation

Kevin O. Meyers     Executive Vice President         47     2000
                      Alaska Production and
                      Operations

J. C. Mihm          Senior Vice President            58     1988
                      Technology and Project
                      Development

J. J. Mulva         Chairman of the Board of         54     1985
                      Directors and Chief
                      Executive Officer

B. Z. Parker        Executive Vice President         53     1997

Robert A. Ridge     Vice President Health,           52     2000
                      Environment and Safety

J. Bryan Whitworth  Executive Vice President         62     1981
                      General Counsel and
                      Chief Administrative
                      Officer

------------------------
*On March 1, 2001.

There is no family relationship among the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 7, 2001. For those executive officers named above who have not been employed by the company for more than five years, a brief biography follows.

Dodd W. DeCamp is Senior Vice President of Worldwide Exploration. He was elected to this position in February 2001, having served previously with Phillips as Vice President of Worldwide Exploration. Prior to coming to Phillips, he served with ARCO as Vice President of Exploration since 1997, as Vice President of Corporate Planning in 1996 and as manager of exploration research and technical services in 1995.

Mr. DeCamp began his career in 1981 as a geologist with Shell Oil
Company. In his 14 years with Shell, he held a number of exploration and production positions, including asset manager, exploration manager and geologist. He left Shell in 1995 to join
ARCO.

Mr. DeCamp holds a bachelor's degree and a master's degree in geology from the University of Texas at Austin, earned in 1978 and 1981, respectively.

Kevin O. Meyers is Executive Vice President of Alaska Production and Operations and President and Chief Executive Officer (CEO) of Phillips Alaska, Inc. He was elected to this position in February 2001, having previously served as Senior Vice President of Alaska Production and Operations and President and CEO of Phillips Alaska, Inc.

Dr. Meyers joined ARCO Exploration and Production (E&P) Technology in Plano, Texas, in 1980. He held a number of positions in ARCO's E&P operations in both Texas and Alaska. Among his more recent posts, he served as Senior Vice President of the Prudhoe Bay business unit in 1996 and was promoted to President of ARCO Alaska Inc. in March of 1998. In August of that year, his responsibilities were expanded to include the duties of CEO of ARCO Alaska Inc. and Senior Vice President of ARCO.

Dr. Meyers earned undergraduate degrees in chemistry and mathematics from Capital University in 1975 and holds a doctorate in chemical engineering from the Massachusetts Institute of Technology.

                            PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Quarterly Common Stock Prices and Cash Dividends Per Share

                                      Stock Price
                                 ---------------------
                                   High            Low  Dividends
                                 ---------------------  ---------
2000
First                            $47.13          35.94        .34
Second                            57.69          45.50        .34
Third                             70.00          46.81        .34
Fourth                            68.25          51.50        .34
-----------------------------------------------------------------

1999
First                            $48.44          37.69        .34
Second                            54.69          46.44        .34
Third                             57.25          45.81        .34
Fourth                            51.88          44.56        .34
-----------------------------------------------------------------

Closing Stock Price at December 31, 2000                   $56.88
Number of Stockholders of Record at February 28, 2001      48,200
-----------------------------------------------------------------


Phillips' common stock is traded primarily on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA

                      Millions of Dollars Except Per Share Amounts
                      --------------------------------------------
                          2000     1999     1998     1997     1996
                      --------------------------------------------
Sales and other
  operating revenues   $20,835   13,571   11,545   15,210   15,731
Net income               1,862      609      237      959    1,303
  Per common share
    Basic                 7.32     2.41      .92     3.64     4.96
    Diluted               7.26     2.39      .91     3.61     4.91
Total assets            20,509   15,201   14,216   13,860   13,548
Long-term debt           6,622    4,271    4,106    2,775    2,555
Company-obligated
  mandatorily
  redeemable preferred
  securities of
  Phillips 66 Capital
  Trusts I and II          650      650      650      650      300
Cash dividends declared
  per common share        1.36     1.36     1.36     1.34     1.25
------------------------------------------------------------------


See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

March 15, 2001

Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 74.


RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income by business segment follows:

                                            Millions of Dollars
                                          -----------------------
                                            2000     1999    1998
Years Ended December 31                   -----------------------

Exploration and Production (E&P)          $1,945      570     (67)
Gas Gathering, Processing and
  Marketing (GPM)                            139      104      54
Refining, Marketing and
  Transportation (RM&T)                      275       84     167
Chemicals                                    (46)     164     145
Corporate and Other                         (451)    (313)    (62)
-----------------------------------------------------------------
Net income                                $1,862      609     237
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

                                            Millions of Dollars
                                          -----------------------
                                          2000      1999     1998
Years Ended December 31                   -----------------------

Kenai tax settlement                      $  -         -      115
Property impairments*                      (95)      (34)    (274)
Tyonek prospect dry hole costs               -         -      (71)
Net gains on asset sales                   164        73       21
Work force reduction charges               (11)       (3)     (60)
Pending claims and settlements             (16)       35      108
Other items                                  2       (10)      23
Equity companies' special items            (98)**      -        -
-----------------------------------------------------------------
Total special items                       $(54)       61     (138)
=================================================================
 *See Note 7 to the financial statements for additional
  information.
**Primarily property impairments recorded by the company's chemicals joint venture.


Excluding the special items listed above, the company's net operating income by business segment was:

                                            Millions of Dollars
                                          -----------------------
                                            2000    1999     1998
Years Ended December 31                   -----------------------

E&P                                       $1,865     526      256
GPM                                          138     105       47
RM&T                                         281      91      174
Chemicals                                     53     146      153
Corporate and Other                         (421)   (320)    (255)
-----------------------------------------------------------------
Net operating income                      $1,916     548      375
=================================================================


2000 vs. 1999

Phillips' net income was $1,862 million in 2000, compared with $609 million in 1999. Special items reduced net income
$54 million in 2000, while benefiting 1999 net income by $61 million. After excluding special items, net operating income was $1,916 million in 2000, compared with $548 million in 1999.

The 250 percent increase in 2000 net operating income was the result of higher earnings in Phillips' E&P, GPM and RM&T segments. The E&P segment benefited from an 89 percent increase in crude oil production, mainly the result of the company's acquisition of Atlantic Richfield Company's (ARCO) Alaskan businesses in late-April 2000 (see Note 2--Alaskan Acquisition in the Notes to Financial Statements). The E&P segment also benefited from significantly higher crude oil and natural gas prices--up 62 percent and 46 percent, respectively, over 1999 levels. The GPM segment's net operating income increased
31 percent in 2000, primarily reflecting higher natural gas liquids prices.

RM&T's net operating income increased 209 percent in 2000, mainly due to higher refining margins for gasoline and distillates and a reduction in last-in, first-out inventories, partly offset by increased fuel and utility costs at the refineries. Chemicals net operating income decreased 64 percent in 2000, reflecting weak margins in most major product lines, along with higher fuel and utility costs. Corporate costs increased 32 percent in 2000, reflecting higher interest expense and higher foreign currency transaction losses, compared with 1999.


1999 vs. 1998

Phillips' net income was $609 million in 1999, up 157 percent from net income of $237 million in 1998. Special items benefited 1999 net income by $61 million, while reducing net income in 1998 by $138 million. After excluding these items, net operating income for 1999 was $548 million, a 46 percent increase over $375 million in 1998. The increase in earnings in 1999 was primarily attributable to higher upstream commodity prices.

In E&P, Phillips' average worldwide crude oil sales price increased 45 percent in 1999, to $17.69 per barrel, a $5.50 per barrel increase over 1998. Higher crude oil and U.S. natural gas prices, along with improved crude oil sales volumes, were the primary drivers of a 105 percent increase in E&P net operating income. GPM's net operating results increased 123 percent, reflecting higher natural gas liquids prices.

RM&T's net operating income decreased 48 percent in 1999, while Chemicals' was down 5 percent. Both segments' earnings were negatively impacted by lower margins in key products. Corporate costs were 25 percent higher in 1999, primarily due to increased interest expense and an unfavorable foreign currency transaction impact.

Income Statement Analysis

2000 vs. 1999

On March 31, 2000, Phillips and Duke Energy Corporation (Duke Energy) contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron Corporation (Chevron) contributed their chemicals businesses, excluding Chevron's Oronite business, to Chevron Phillips Chemical Company LLC (CPC). Both of these joint ventures are being accounted for using the equity method of accounting, which significantly impacts how the GPM and Chemicals segments' operations are reflected in Phillips' consolidated income statement. Under the equity method of accounting, Phillips' share of a joint venture's net income is recorded in a single line item on the income statement: "Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (for example, operating revenues, operating costs, etc.) include activity related to the GPM and Chemicals operations only up to the effective dates of the joint ventures. See Note 4-- Investments and Long-Term Receivables in the Notes to Financial Statements for additional information on these two transactions.

Sales and other operating revenues increased 54 percent in 2000, compared with 1999. The increased revenues reflect higher sales prices in 2000 for petroleum products, crude oil and natural gas, as well as the impact of significantly higher crude oil production and sales volumes resulting from the Alaskan acquisition. These benefits were partially offset by the reduction in operating revenues as a result of using the equity method of accounting for the new DEFS and CPC joint ventures.

Equity in earnings of affiliated companies increased 13 percent in 2000, compared with 1999, primarily due to the formation of the DEFS and CPC joint ventures in 2000. Other revenues increased 54 percent in 2000, reflecting a higher net gain on asset sales in 2000. Major asset sales in 2000 included the company's coal operations and the Zama operations in Canada.

Purchased crude oil and products increased 48 percent in 2000, compared with 1999, mainly as a result of higher purchase prices for crude oil and petroleum products. Phillips purchases crude oil for use in its refining and crude oil marketing operations and petroleum products for its wholesale and retail marketing operations. These higher prices were partially offset by the reduction in purchase costs caused by the use of the equity method of accounting for the new DEFS and CPC joint ventures.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the general administrative, geological, geophysical and lease rentals component of exploration expenses. Controllable costs, adjusted to exclude special items and the exploration-expense component, increased 4 percent in 2000, compared with 1999. Controllable costs were higher in 2000 due to the Alaskan acquisition, as well as the result of higher fuel and utility costs at the company's refineries following a sharp increase in natural gas prices in 2000. These items were partially offset by the reduction in controllable costs caused by the use of the equity method of accounting for the new DEFS and CPC joint ventures.

Exploration expenses increased 32 percent in 2000, compared with 1999, primarily due to higher dry hole charges in 2000, along with increased costs following the company's Alaskan acquisition.

Depreciation, depletion and amortization (DD&A) increased
31 percent in 2000, compared with 1999. The increase was mainly due to the company's larger asset base and higher production rates after the Alaskan acquisition, partially offset by the use of equity-method accounting for the new DEFS and CPC joint ventures. Phillips reported property impairments of $100 million in 2000, compared with $69 million in 1999. See Note 7--Property Impairments in the Notes to Financial Statements for additional information on property impairments.

Taxes other than income taxes increased 103 percent in 2000, compared with 1999, reflecting higher production and property taxes following the Alaskan acquisition.

Interest expense increased 32 percent in 2000, compared with 1999. The increase was attributable to higher debt balances resulting from the financing required for the Alaskan acquisition, partially offset by increased amounts of interest charges being capitalized.

Foreign currency transaction losses of $58 million were incurred in 2000, compared with losses of $33 million in 1999. These foreign currency losses were non-cash, and included the revaluation of an intercompany, sterling-denominated loan.
Preferred dividend requirements were unchanged in 2000 from 1999.


1999 vs. 1998

Sales and other operating revenues increased 18 percent in 1999, compared with 1998. The increase was primarily the result of higher petroleum products, crude oil and natural gas revenues, mainly due to higher sales prices.

Equity in earnings of affiliated companies increased 35 percent in 1999, primarily due to improved results from olefins and polyolefins equity companies and the company's interest in a refining operation in the United Kingdom. Other revenues decreased 20 percent in 1999, mainly because the 1998 period included recoveries from certain of the company's historical liability and pollution insurers related to claims made as part of a comprehensive environmental cost recovery project. The decrease was mitigated by higher net gains on asset sales in 1999, compared with 1998.

Total costs and expenses increased 10 percent in 1999, compared with 1998, primarily due to higher purchase costs, partially offset by lower property impairments. Increased prices for crude oil, petroleum products and natural gas drove purchase costs
26 percent higher in 1999, compared with 1998. Property impairments decreased 83 percent in 1999, compared with 1998. Impairments in both years primarily related to E&P properties. See Note 7--Property Impairments in the Notes to Financial Statements for additional information on property impairments.

Segment Results

E&P
                                       2000       1999       1998
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income (loss)                    $1,945        570        (67)
Less special items                       80         44       (323)
-----------------------------------------------------------------
Net operating income                 $1,865        526        256
=================================================================

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska                         $28.87      12.18       8.17
      Lower 48                        28.57      16.20      11.25
      Total                           28.83      15.64      10.85
    Foreign                           28.40      18.27      12.68
    Worldwide                         28.64      17.69      12.19
Natural gas--lease
  (per thousand cubic feet)
    United States
      Alaska                           1.40          -          -
      Lower 48                         3.56       2.03       1.88
      Total                            3.47       2.03       1.88
    Foreign                            2.56       2.37       2.53
    Worldwide                          3.13       2.15       2.12
-----------------------------------------------------------------

Average Production Costs Per
  Barrel of Oil Equivalent
United States
  Alaska                             $ 5.11       2.41       2.33
  Lower 48                             5.15       4.42       4.77
  Total                                5.13       4.16       4.45
Foreign                                2.85       3.27       3.96
Worldwide                              4.21       3.66       4.19
-----------------------------------------------------------------

Depreciation, Depletion and
  Amortization Per Barrel of Oil
  Equivalent
United States
  Alaska                             $ 3.30        .80        .75
  Lower 48                             3.18       2.46       3.12
  Total                                3.25       2.24       2.81
Foreign                                3.64       3.70       3.33
Worldwide                              3.41       3.05       3.08
-----------------------------------------------------------------

                                       2000       1999       1998
                                     ----------------------------
                                           Dollars Per Unit
                                     ----------------------------
Finding and Development Costs Per
  Barrel of Oil Equivalent
United States
  Alaska                              $2.71      10.37          *
  Lower 48                             3.36       4.87          *
  Total                                2.75       5.08          *
Foreign                                1.17       4.72       7.95
Worldwide                              2.39       4.81      12.78
-----------------------------------------------------------------
*Not applicable, as U.S. reserves, excluding the impact of production, declined during the year.

                                          Millions of Dollars
                                     ----------------------------
Worldwide Exploration Expenses
General administrative; geological
  and geophysical; and lease rentals  $ 168        133        165
Leasehold impairment                     39         24         22
Dry holes                                91         68        130*
-----------------------------------------------------------------
                                      $ 298        225        317
=================================================================
*Includes $109 million for the write-off of costs associated with the Tyonek prospect in Alaska.

                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                              207          7          8
    Lower 48                             34         43         54
-----------------------------------------------------------------
    Total                               241         50         62
  Norway                                114         99         99
  United Kingdom                         25         34         22
  Nigeria                                24         20         19
  China                                  12         10         13
  Canada                                  6          7          7
  Timor Sea                               7          5          -
  Denmark                                 4          4          -
  Venezuela                               4          2          -
-----------------------------------------------------------------
                                        437        231        222
=================================================================

Natural gas liquids produced
  United States
    Alaska                               19*         -          -
    Lower 48                              1          2          3
-----------------------------------------------------------------
    Total                                20          2          3
  Norway                                  5          4          5
  Other areas                             4          5          5
-----------------------------------------------------------------
                                         29         11         13
=================================================================
*Includes 12,000 barrels per day that were sold from the Prudhoe
 Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

                                       2000       1999       1998
                                     ----------------------------
                                     Millions of Cubic Feet Daily
                                     ----------------------------
Natural gas produced*
  United States
    Alaska                              158        122        128
    Lower 48                            770        828        840
-----------------------------------------------------------------
    Total                               928        950        968
  Norway                                136        126        190
  United Kingdom                        214        220        197
  Canada                                 83         91         97
  Nigeria                                33          6          -
-----------------------------------------------------------------
                                      1,394      1,393      1,452
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales             125        123        126
-----------------------------------------------------------------


2000 vs. 1999

Net operating income from Phillips' E&P segment increased
255 percent in 2000, compared with 1999. The increase reflects higher sales prices for crude oil and natural gas, higher crude oil production as a result of the Alaskan acquisition, and higher production from the Norwegian North Sea.

Phillips' average worldwide crude oil price was $28.64 per barrel in 2000, compared with $17.69 in 1999. Crude oil prices trended upward through most of 2000 on demand growth, limited worldwide supply, and, in the fall of 2000, on concern over heating fuel stock levels heading into the winter months. Crude oil price levels eased somewhat late in 2000, as major crude oil exporting countries increased output and global demand growth began to slow.

E&P's net proved reserves at year-end 2000 were 5.02 billion barrels of oil equivalent, more than double the year-end 1999 level of 2.23 billion barrels. The sharp increase was primarily the result of the Alaskan acquisition, as well as the recording of reserves associated with the equity-affiliate Hamaca heavy-oil project in Venezuela and Phase I of the Peng Lai 19-3 development offshore China. Phillips replaced 1,128 percent of its worldwide hydrocarbon production in 2000, compared with 114 percent in 1999. With a full year's production from the company's Alaskan assets in 2001, Phillips expects its average daily worldwide barrel-of-oil-equivalent production to increase approximately
15 percent over the 2000 level.

1999 vs. 1998

On the strength of significantly improved crude oil prices, as well as higher crude oil production, E&P's net operating income increased 105 percent in 1999, compared with 1998. In addition to crude oil prices, U.S. natural gas, natural gas liquids and liquefied natural gas prices rebounded in 1999 as well. Lifting costs were lower in 1999, and E&P experienced foreign currency transaction gains, on an after-tax basis, of $3 million in 1999, compared with losses of $17 million in 1998. These items were partially offset by higher exploration expenses, after adjustment for special items, and U.S. production taxes.

Phillips' average worldwide crude oil price was $17.69 per barrel in 1999, $5.50 per barrel higher than 1998. Industry crude oil prices, which had been declining since late 1996 on market oversupply and a weak Asian economy, rallied significantly in March and April of 1999. An agreement reached in late March 1999 by the major oil-exporting countries to reduce production provided the initiative for the price rebound. Industry prices trended upward through the remainder of 1999, as reduced production from the major oil-exporting countries and improved global demand growth resulted in a steady decline in worldwide crude oil inventories.

E&P's net proved reserves at year-end 1999 were 2.23 billion barrels of oil equivalent, a slight increase from year-end 1998.
The company replaced 114 percent of its worldwide hydrocarbon production in 1999, compared with 62 percent in 1998.


U.S. E&P
--------
                                           Millions of Dollars
                                        -------------------------
                                          2000     1999      1998
                                        -------------------------
Operating Income
Net income (loss)                       $1,388      379       (32)
Less special items                          40       63      (210)
-----------------------------------------------------------------
Net operating income                    $1,348      316       178
=================================================================

Alaska                                  $  829       71        52
Lower 48                                   519      245       126
-----------------------------------------------------------------
                                        $1,348      316       178
=================================================================


2000 vs. 1999

Net operating income from the company's U.S. E&P operations increased 327 percent in 2000, compared with 1999. The increase was attributable to the Alaskan acquisition, as well as to higher crude oil, natural gas, and natural gas liquids prices.

On April 26, 2000, Phillips purchased all of ARCO's Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline assets, which were acquired August 1, 2000. Results of operations for the acquired businesses are included in U.S. E&P's results from April 26, and August 1, 2000, respectively. See Note 2--Alaskan Acquisition in the Notes to Financial Statements for additional information on the Alaskan acquisition.

U.S. crude oil production increased 382 percent in 2000, compared with 1999, due to the Alaskan acquisition. Lower 48 production continued to trend downward in 2000, reflecting property dispositions and field declines. U.S. natural gas production decreased 2 percent in 2000, compared with 1999, as property dispositions and field declines were mostly offset by property acquisitions.

Special items in 2000 primarily consisted of a net gain on asset sales of $44 million (most of which was related to the disposition of the company's coal and lignite operations) and favorable contingency settlements, partially offset by $9 million in property impairments. Special items in 1999 primarily consisted of net gains of $57 million on asset sales and a favorable pricing adjustment of $8 million, partially offset by property impairments.


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

U.S. E&P crude oil prices increased 44 percent over 1998, while natural gas prices were 8 percent higher. Depreciation, depletion and amortization was lower in 1999 than in 1998 because of lower production volumes and property impairments recorded in the second half of 1998. Lower lifting costs reflect property dispositions and cost reduction efforts. Exploration expenses, excluding special items, were down in 1999 due to lower geological, geophysical and lease rental expenses.

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


Foreign E&P
-----------
                                           Millions of Dollars
                                        -------------------------
                                        2000       1999      1998
                                        -------------------------
Operating Income
Net income (loss)                       $557        191       (35)
Less special items                        40        (19)     (113)
-----------------------------------------------------------------
Net operating income                    $517        210        78
=================================================================


2000 vs. 1999

The company's foreign E&P operations generated net operating income of $517 million in 2000, a 146 percent increase over 1999's net operating income of $210 million. The increase was primarily due to higher crude oil prices, and, to a lesser extent, higher natural gas prices and increased crude oil production in the Norwegian North Sea and Nigeria. After-tax foreign currency transaction losses of $10 million were included in foreign E&P's net operating income in 2000, compared with gains of $3 million in 1999.

Foreign crude oil production increased 8 percent in 2000, compared with 1999, as higher production in most foreign areas was partially offset by lower production in the U.K. sector of the North Sea. Production in the Norwegian sector of the North Sea benefited from an improved operating performance in 2000.
The increase in Ekofisk production was mainly due to improved processing reliability, well workovers and repairs, and increased water injection. The production of the Ekofisk wells also continued at a high rate due to use of new technology in reservoir management. Operation and maintenance programs improved processing reliability on the new 2/4J platform. In the U.K. North Sea, operating interruptions at the Janice field, as well as lower production from R-Block and J-Block, contributed to the reduced crude oil production. Nigeria production increased on higher quota levels and development drilling.

Foreign natural gas production increased 5 percent in 2000, compared with 1999, primarily due to increased production in Nigeria. In mid-1999, Phillips' Nigerian operations began commercial delivery of natural gas to a third-party liquefied natural gas plant on Bonny Island. Although Phillips receives a sales price on this gas that is generally below prevailing worldwide market levels, it provides revenues on natural gas that would otherwise be flared, with associated flaring penalties.

Special items in 2000 included a favorable deferred tax adjustment resulting from a tax law change in Australia and a net gain on property dispositions of $118 million, related to the disposition of the Zama area fields in Canada. Special items in 2000 also included an $86 million impairment of the Ambrosio field in Venezuela. See Note 7--Property Impairments in the Notes to Financial Statements for additional information on this impairment. Special items in 1999 primarily consisted of property impairments of $27 million, partially offset by a net gain on asset sales of $15 million.


1999 vs. 1998

Net operating income from the company's foreign E&P operations increased 169 percent in 1999, compared with 1998. The increase was primarily attributable to a significant increase in crude oil prices in 1999, along with higher crude oil sales volumes, partially offset by higher exploration expenses, depreciation, depletion and amortization charges and lifting costs. After-tax foreign currency transaction gains of $3 million were included in foreign E&P net operating income in 1999, compared with losses of $17 million in 1998.

Foreign crude oil production volumes increased 13 percent in 1999. The improvement reflects new crude oil production from Denmark and the Timor Sea, as well as from the Janice and Renee/Rubie fields in the U.K. North Sea. Oil production from China was 23 percent lower in 1999, mainly due to a scheduled two-month maintenance shutdown in late summer at the Xijiang production platform and floating production storage and offloading vessel, and field declines. Oil production from the Norwegian sector of the North Sea was unchanged in 1999, despite field shutdowns in April, August and October to perform maintenance and repair work on various systems on the Ekofisk II processing platform.

Foreign natural gas production decreased 8 percent in 1999, primarily due to lower production from Norway, partially offset by increased U.K. North Sea production. In addition to the downtime discussed above, Norway's natural gas production declined due to the reduced capacity of the Ekofisk II gas processing facilities. Gas production from the U.K. North Sea increased in 1999 due to new production from the previously mentioned Janice and Renee/Rubie fields, as well as a full year's production from the Britannia field.

Special items in 1998 primarily consisted of property impairments of $117 million, mainly triggered by low crude oil prices.


GPM
                                       2000       1999       1998
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                           $  139        104         54
Less special items                        1         (1)         7
-----------------------------------------------------------------
Net operating income                 $  138        105         47
=================================================================

                                          Dollars Per Barrel
                                     ----------------------------
Average Sales Prices
U.S. natural gas liquids*            $21.83      12.56       8.97
-----------------------------------------------------------------

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Operating Statistics**

Raw gas throughput                    2,089      1,758      1,847
-----------------------------------------------------------------

                                      Thousands of Barrels Daily
                                     ----------------------------

Natural gas liquids production          131        156        157
-----------------------------------------------------------------
 *Prices for 1999 and 1998 represent Phillips' realized prices prior to the formation of DEFS. The price for 2000 is an estimate based on a weighted average of Phillips' realized price in the first quarter of 2000 and DEFS' index prices for the remainder of 2000. DEFS' prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural-gas-liquids-component and location mix.
**Production and throughput volumes for 1999 and 1998 represent
  Phillips' production and throughput prior to the formation of DEFS. The volumes in 2000 are estimates based on a weighted average of Phillips' production and throughput in the first quarter of 2000 and Phillips' 30.3 percent share of DEFS' production and throughput for the remainder of 2000.


2000 vs. 1999

Net operating income from the GPM segment increased 31 percent in 2000, compared with 1999. On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with Duke Energy's gas gathering, processing, marketing and natural gas liquids business into Duke Energy Field Services, LLC (DEFS). Each parent received a cash distribution from DEFS shortly after the close of the transaction, with Phillips' share being $1.22 billion. Phillips is using equity-method accounting for its 30.3 percent interest in DEFS. As a result of the transaction, earnings from the GPM segment are not directly comparable between 2000 and 1999. Factors affecting the results of operations for 2000 and 1999 were:

o Net operating income for the first three months of 2000, compared with the first three months of 1999 (both periods reflecting results prior to the formation of DEFS), increased
  $50 million, primarily due to a 147 percent increase in natural gas liquids prices.

o Natural gas liquids prices in the second, third and fourth quarters of 2000 were significantly higher than the corresponding quarters in 1999. This benefit was partially offset by higher natural gas prices, which increased purchase costs.

o DEFS incurred hedging losses during 2000. Phillips' GPM segment prior to the DEFS transaction did not incur material hedging gains or losses.

o DEFS' earnings in the second, third and fourth quarters of 2000 were reduced by interest charges on the $2.8 billion in financing incurred shortly after the closing of the transaction to fund operations and cash distributions to the joint venturers. Prior to the formation of DEFS, the GPM segment did not have interest expense. Also, by receiving equal cash distributions with Duke Energy, Phillips monetized approximately 25 percent of its GPM investment (absent the equal cash distribution to each joint venturer, Phillips' share in DEFS would have been approximately 39 percent based on the relative fair values of the contributed businesses).

o Included in the GPM segment's before-tax earnings in 2000 was a $41 million benefit, representing the amortization of the basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS.

Special items in 2000 consisted of special current and deferred state tax items related to the closing of the DEFS transaction and a gain on DEFS' disposition of assets, mostly offset by work force reduction charges. Special items in 1999 consisted of work force reduction charges.

1999 vs. 1998

GPM's net operating income increased 123 percent in 1999, compared with 1998, primarily due to a significant increase in natural gas liquids prices. Following the sharp increase in crude oil prices, GPM's average natural gas liquids sales price increased $3.59 per barrel--40 percent--in 1999. Also contributing to the improved earnings performance in 1999 were lower operating expenses, reflecting a continued emphasis on cost-reduction efforts throughout 1999. Miscellaneous revenues were higher as well in 1999, mainly from byproduct sales.

Special items in 1998 primarily consisted of a net gain on asset sales.

RM&T
                                        2000      1999       1998
                                       --------------------------
                                           Millions of Dollars
                                       --------------------------
Operating Income
Net income                             $ 275        84        167
Less special items                        (6)       (7)        (7)
-----------------------------------------------------------------
Net operating income                   $ 281        91        174
=================================================================

                                           Dollars Per Gallon
                                       --------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                            $ .92       .60        .49
  Retail                                1.07       .75        .65
Distillates                              .88       .53        .43
-----------------------------------------------------------------

                                       Thousands of Barrels Daily
                                       --------------------------
Operating Statistics
U.S. refinery crude oil
  Rated capacity                         360       355        355
  Crude runs                             326       349        335
  Capacity utilization (percent)          91%       98         94
Natural gas liquids
  fractionation
    Rated capacity                       194       252        252
    Processed                            158       211        213
    Capacity utilization
      (percent)                           81%       84         85
Refinery and natural gas liquids
  production                             527       590        578
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Branded                            244       237        237
      Unbranded                           35        38         41
      Spot                                31        22         31
    Aviation fuels                        41        37         32
    Distillates
      Wholesale and retail               114       106        110
      Spot                                23        26         28
    Natural gas liquids
      (fractionated)                     114       132        125
    Other products                        38        36         28
-----------------------------------------------------------------
                                         640       634        632
  Foreign                                 43        37         36
-----------------------------------------------------------------
                                         683       671        668
=================================================================

2000 vs. 1999

Net operating income from Phillips' RM&T segment increased
209 percent in 2000, compared with 1999. The increase was primarily attributable to improved financial results from the company's refineries and branded marketing operations. RM&T experienced higher gasoline and distillates margins. In addition, RM&T's 2000 earnings benefited $66 million from an inventory liquidation, compared with $9 million in 1999. RM&T's petroleum products inventory is accounted for using the last-in, first-out method. Accordingly, older inventory layers are generally priced at levels below today's prices. In 2000, RM&T reduced inventory volumes down into 1972 base-year levels, which carried extremely low unit prices, greatly reducing the cost of goods sold. The improved margins and inventory-liquidation gain were partly offset by significant increases in fuel and utility costs in 2000, resulting from increased prices for natural gas, as well as the scheduled maintenance shutdowns discussed below.

Phillips' refineries ran at 91 percent of capacity in 2000, compared with 98 percent in 1999. Capacity utilization in 2000 was impacted by major projects at the Sweeny and Borger, Texas, refineries. The Sweeny refinery was shut down in late July to tie-in a new coker, a vacuum distillation unit, and a continuous catalytic reformer. The refinery resumed operations in late September, and the new coker was operational early in the fourth quarter. The Borger refinery underwent a scheduled major maintenance turnaround on one of its two cat crackers in the third quarter of 2000.

The natural gas liquids fractionation and marketing business at the Sweeny refinery was contributed to Chevron Phillips Chemical Company on July 1, 2000. This business was previously included in the RM&T segment. As a result, RM&T's natural gas liquids fractionation capacity declined from 252,000 barrels per day at year-end 1999 to 137,000 barrels per day, resulting in an average capacity of 194,000 barrels per day in 2000.

Special items in 2000 mainly consisted of contingency related items. Special items in 1999 consisted primarily of work force reduction charges and contingency accruals.


1999 vs. 1998

RM&T's net operating income decreased 48 percent in 1999, compared with 1998. In a year of rapidly rising crude oil feedstock costs, petroleum products prices did not increase as much, resulting in lower product margins. RM&T's crude oil feedstock costs increased 42 percent in 1999--$5.50 per barrel-- while natural gas liquids feedstock prices increased 41 percent.

However, wholesale gasoline and distillates prices increased only 22 percent and 23 percent, respectively. This resulted in lower refinery margins for these two key RM&T products. Other refinery products experienced reduced margins as well. The impact of lower margins was partially offset by higher refinery production volumes.

The company's refineries ran at 98 percent of capacity in 1999, compared with 94 percent in 1998. The improvement was attributable to improved operating consistency. The company increased its utilization percentage while continuing to control costs. Refining costs per barrel of throughput declined 10 cents in 1999.

Special items in 1998 included work force reduction charges, partially offset by gains from sales of certain non-strategic retail service stations.


Chemicals
                                       2000       1999       1998
                                      ---------------------------
                                          Millions of Dollars
                                      ---------------------------
Operating Income
Net income (loss)                      $(46)       164        145
Less special items                      (99)        18         (8)
-----------------------------------------------------------------
Net operating income                   $ 53        146        153
=================================================================

                                           Millions of Pounds
                                      ---------------------------
Operating Statistics
Production*
  Ethylene                            3,574      3,262      3,148
  Polyethylene                        2,230      2,590      2,290
  Styrene                               404        n/a        n/a
  Normal alpha olefins                  293        n/a        n/a
-----------------------------------------------------------------
*Production volumes for periods after July 1, 2000, include
 Phillips' 50 percent share of Chevron Phillips Chemical Company
 LLC.


2000 vs. 1999

Net operating income from the Chemicals segment decreased
64 percent in 2000, compared with 1999.  On July 1, 2000,
Phillips and Chevron combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). Each parent company received a cash distribution from CPC of $835 million shortly after the closing of the transaction.
Phillips is using the equity method of accounting for its 50 percent interest in CPC.

As a result of the CPC transaction, earnings from Phillips'
Chemicals segment are not directly comparable between 2000 and 1999. Some factors affecting the results for 2000 and 1999 were:

o Net operating income for the first six months of 2000, compared with the first six months of 1999 (both periods reflecting results prior to the formation of CPC), increased 34 percent. The increase was primarily attributable to higher ethylene, propylene, other chemicals, and plastic pipe margins and volumes.

o In the third quarter of 2000, margins weakened due to higher feedstock prices in key product lines. Margins continued to weaken in the fourth quarter of 2000, with the Chemicals segment posting a net operating loss of $41 million for the quarter. Of particular importance to CPC were lower polyethylene and ethylene margins, as well as higher fuel and utility costs. CPC expects continued challenging market conditions into 2001.

o CPC's earnings in the last half of 2000 were reduced by interest charges on the financing incurred upon formation to fund operations and the cash distributions to the parent companies. Prior to the formation of CPC, the Chemicals segment did not have interest expense.

Special items in 2000 primarily consisted of Phillips' share of a property impairment CPC recorded in the fourth quarter related to its Puerto Rico facility. The impairment was required due to the deteriorating outlook for future paraxylene market conditions and a recent shift in strategic direction at the facility. In addition, a valuation allowance was recorded against a related deferred tax asset. Combined, these two items resulted in a non-cash $180 million after-tax charge to CPC's earnings. Phillips' share was $90 million. Special items in 2000 also included Phillips' share of other, less significant property impairments recorded by CPC, as well as contingency related items. Special items in 1999 consisted of a favorable deferred tax adjustment and contingency settlements.


1999 vs. 1998

Chemicals' net operating income decreased 5 percent in 1999, compared with 1998. The primary reason for the decline was lower polyethylene margins, reflecting increased ethylene feedstock costs that could not be fully recovered in the polyethylene market. Ethylene margins, after moving downward in 1998, trended upward through 1999, even though natural gas liquids feedstock prices increased substantially. Margins on certain other olefins and polyethylene pipe improved as well.

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


Corporate and Other
                                            Millions of Dollars
                                          -----------------------
                                           2000     1999     1998
                                          -----------------------
Operating Results
Corporate and Other                       $(451)    (313)     (62)
Less special items                          (30)       7      193
-----------------------------------------------------------------
Adjusted Corporate and Other              $(421)    (320)    (255)
=================================================================


Adjusted Corporate and Other includes:

Corporate general and
  administrative expenses                 $ (87)     (94)     (84)
Net interest                               (278)    (195)    (147)
Preferred dividend requirements             (40)     (42)     (41)
Other                                       (16)      11       17
-----------------------------------------------------------------
Adjusted Corporate and Other              $(421)    (320)    (255)
=================================================================


2000 vs. 1999

Corporate general and administrative expenses decreased 7 percent in 2000, reflecting lower depreciation expense retained at corporate and decreased year-2000 costs, partially offset by higher benefit-related expenses.

Net interest represents interest income and expense, net of capitalized interest. Net interest expense increased 43 percent in 2000, reflecting higher debt levels in 2000 as a result of funding the Alaskan acquisition in April 2000. This was partially offset by higher capitalized interest, primarily related to projects acquired in that acquisition.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital I and Capital II trusts.

The category "Other" consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were lower in 2000, relative to 1999, primarily because of $25 million of after-tax foreign currency losses in 2000, compared with losses of $12 million in 1999, higher income tax expenses not associated with the operating segments in 2000, and increased costs associated with insurance operations.

Special items in 2000 primarily included costs related to a late-March 2000 K-Resin styrene-butadiene copolymer facility incident that was partially insured by the company's captive insurance subsidiary, as well as environmental accruals. Special items in 1999 primarily consisted of a $24 million favorable resolution of prior years' U.S. income tax issues, partially offset by an unfavorable deferred tax adjustment and insurance claims.


1999 vs. 1998

Adjusted Corporate and Other net costs increased 25 percent in 1999, compared with 1998, mainly due to higher net interest expense and higher corporate general and administrative expenses. Net interest expense increased 33 percent in 1999, compared with 1998, primarily as a result of higher average debt balances. Corporate general and administrative expenses increased
12 percent in 1999, compared with 1998, reflecting higher benefit-related costs.

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

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

                                            Millions of Dollars
                                            Except as Indicated
                                           ----------------------
                                             2000    1999    1998
                                           ----------------------

Current ratio                                  .7     1.1     1.1
Total debt                                 $6,884   4,302   4,273
Company-obligated mandatorily
  redeemable preferred securities          $  650     650     650
Common stockholders' equity                $6,093   4,549   4,219
Percent of total debt to capital*              51%     45      47
Percent of floating-rate debt to
  total debt                                   17%     27      37
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations in 2000 was $4,014 million, an increase of $2,073 million over 1999, primarily as a result of a $1,782 million increase in income before depreciation, depletion and amortization, and deferred taxes. Sales of accounts receivable under the company's receivables monetization programs increased cash from operations by $316 million more than in 1999.

During 2000, cash and cash equivalents increased $11 million. In addition to cash provided by operating activities, $1.22 billion was received from DEFS when Phillips contributed its gas gathering, processing and marketing assets to that joint venture; $835 million was received from CPC when Phillips contributed its chemicals business to that joint venture; and $490 million was received from the sale of the Zama properties in Canada. Funds were also provided by issuing debt, including the issuance of $2.5 billion of notes in the public market (discussed below). Funds were used to acquire ARCO's Alaskan businesses, support the company's ongoing capital expenditures program, reduce debt, and pay dividends.

In April 2000, the company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for $5 billion of various types of debt and equity securities, and securities convertible into either. The registration statement became effective April 27, 2000. Securities to be issued under this universal shelf registration statement can be combined by prospectus with $1 billion of securities that remained under an earlier shelf registration statement. As a result, Phillips had available, to issue and sell, a total of $6 billion of the various types of securities. During 2000, the company issued $1.15 billion of 8.5% Notes due 2005, and $1.35 billion of 8.75% Notes due 2010, in the public markets.

Effective April 26, 2000, Phillips entered into a 364-day
$6.5 billion revolving credit facility, with terms similar to the company's existing $1.5 billion revolving credit facility that expires in May 2002. The company's commercial paper program was supported by the two revolving credit facilities in an amount equal to 100 percent of the commercial paper outstanding. The commitments under the 364-day facility were automatically reduced by the amount of the cash distributions received upon formation of the company's gas gathering, processing and marketing, and chemicals joint ventures and any long-term debt issuances. In early April, Phillips received $1.22 billion upon the formation of DEFS, and in early July received $835 million upon the formation of CPC.

On October 30, 2000, Phillips entered into two new bank credit facilities: a five-year credit agreement providing for commitments not to exceed $500 million; and a 364-day credit agreement for commitments not to exceed $1 billion. The new credit facilities replaced the $6.5 billion, 364-day credit agreement that the company had entered into in April 2000 to facilitate the acquisition of ARCO's Alaskan businesses. This credit facility was terminated October 30, 2000, upon the effectiveness of the new credit facilities, which are available either as direct bank borrowings or as support for the issuance of commercial paper. These new credit facilities, combined with the company's $1.5 billion revolving credit facility that expires in May 2002, provide the company with $3 billion in bank credit facilities. At December 31, 2000, Phillips had $515 million of commercial paper outstanding supported by the long-term revolving credit facilities.

At December 31, 2000, in addition to its bank credit facilities, the company had an agreement with a bank-sponsored entity for the revolving sale of undivided interests in a pool of up to $400 million of credit card and trade receivables, all of which was outstanding at December 31, 2000. In addition, Phillips sold $100 million of trade receivables from its Exploration and Production (E&P) segment in December 2000, to a bank-sponsored entity under a non-revolving agreement. The cash collected on these E&P receivables was remitted to the bank-sponsored entity in January 2001 (see Note 18--Receivables Monetization).

On August 1, 2000, as part of the purchase of ARCO's Alaskan businesses, Phillips assumed $265 million of variable-rate, long-term debt with a weighted-average interest rate of 4.5 percent at December 31, 2000.

In the fourth quarter of 2000, Phillips incurred a $111 million liability in exchange for improvements funded by Merey Sweeny, L.P. on selected units of the Sweeny refinery.

During 2000, Phillips sold a number of assets. The company sold its coal interests in three separate transactions for total cash proceeds of $191 million, resulting in an after-tax gain of $39 million. Late in the year, Phillips sold its interest in the oil and gas properties and related infrastructure in the Zama area of northwest Alberta, Canada, for cash proceeds of $490 million, resulting in an after-tax gain of $118 million. In December, the company sold its Anchorage, Alaska, office complex for $105 million, then leased back the entire building under a 20-year long-term lease, with options to renew for an additional
30 years. Effective December 31, 2000, Phillips sold its refining and marketing interests in the United Kingdom. In addition to its 50-percent-equity interest in a refinery at Teesside, England, the company also sold its U.K. marketing and distribution business.

In addition to the sale and leaseback of the Anchorage office building, Phillips utilized other leasing arrangements in 2000. The company has $200 million of master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At December 31, 2000, approximately
$135 million had been utilized under these arrangements. The company also has in place a $90 million leasing arrangement for its corporate aircraft. At December 31, 2000, $40 million had been utilized under this arrangement.

To meet its liquidity requirements, including funding its capital program, paying dividends and repayment of debt, the company will look primarily to cash generated from operations, existing cash balances, and financing.


Financial Instrument Market Risk

Phillips Petroleum Company and certain of its subsidiaries hold derivative contracts and financial instruments that have cash flow or earnings exposure to changes in commodity prices, foreign exchange rates, or interest rates. Financial and commodity-based derivative contracts may be used to limit the risks inherent in some foreign currency fluctuations and some crude oil, natural gas and related products price changes faced by the company. In the past, the company has, on occasion, hedged interest rates and may do so in the future should certain circumstances or transactions warrant.

Phillips' Board of Directors has adopted a policy governing the use of derivative instruments that requires every derivative used by the company to relate to an underlying, offsetting position, anticipated transaction, or firm commitment, and prohibits the use of speculative, highly complex or leveraged derivatives. The policy also requires review and approval by the Chief Executive Officer of all risk management programs using derivatives. These programs are also periodically reviewed by the Audit Committee of the company's Board of Directors.


Commodity Price Risk

The following table indicates the potential loss in earnings that could result from a hypothetical 10 percent change in the December 31, 2000 and 1999, market prices of the respective commodity-based swaps and futures contracts. Expected cash flows have not been discounted, as the impact is not material. All of the derivative gains and losses shown below effectively offset the gains and losses on the underlying commodity exposures that are being hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts, and approximate the net gains and losses that would have been realized if the contracts had been closed out at year-end. The fair value of the futures are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London Limited.

                                            Millions of Dollars
                                       ----------------------------
                         Thousands                     Sensitivity
                         of Barrels                   of Fair Value
                       --------------                   to Assumed
                          Notional     Fair Value at    10 Percent
                           Amount       December 31       Change
                       --------------  -------------  -------------
                        2000     1999  2000     1999  2000     1999
                       --------------  -------------  -------------
Crude oil futures--
  timing differences
  between purchases
  and refining         1,953    1,742    $1        1    (5)      (4)
Feedstock-to-product
  margin swaps             -    4,854     -       11     -       (1)
Feedstock-to-product
  margin futures           -       25     -        *     -       (1)
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

                    Millions of Dollars Except as Indicated
           ----------------------------------------------------------
                                                       Mandatorily
                                                       Redeemable
                                                       Preferred
                            Debt                       Securities
           --------------------------------------  ------------------
Expected      Fixed   Average  Floating   Average     Fixed   Average
Maturity       Rate  Interest      Rate  Interest      Rate  Interest
Date       Maturity      Rate  Maturity      Rate  Maturity      Rate
---------  --------  --------  --------  --------  --------  --------
Year-End 2000
2001         $  262      8.90%   $    -         -%     $  -         -%
2002              4      6.80        15      5.98         -         -
2003            104      6.66         -         -         -         -
2004              4      6.82         -         -         -         -
2005          1,151      8.49       500      5.98         -         -
Remaining
  years       4,204      8.11       640      5.10       650      8.11
---------------------------------------------------------------------
Total        $5,729              $1,155                $650
=====================================================================

Fair value   $5,999              $1,155                $567
=====================================================================

Year-End 1999
2000         $   18      6.84%   $   13      7.21%     $  -         -%
2001            259      8.92       270      7.38         -         -
2002              1      5.98       454      7.20         -         -
2003            101      6.65         -         -         -         -
2004              1      6.09        30      7.69         -         -
Remaining
  years       2,765      7.84       390      7.88       650      8.11
---------------------------------------------------------------------
Total        $3,145              $1,157                $650
=====================================================================

Fair value   $3,067              $1,157                $591
=====================================================================


Foreign Currency Risk

A Norwegian subsidiary, whose functional currency is the kroner, had outstanding $313 million of floating rate, short- and long-term revolving debt, denominated in U.S. dollars at December 31, 1999, but no amount was outstanding at December 31, 2000. The potential foreign currency remeasurement pretax gain or loss that would result from the year-end 1999 amount, assuming a hypothetical 10 percent change in the year-end 1999 exchange rates, is $31 million. The section on interest rate risk contains information about the fair value of these debt instruments.

At December 31, 2000, Phillips held a collar (i.e., a purchased call and written put) on 133 million Australian dollars to provide protection against the exchange rate risk of an anticipated Australian business acquisition. At year-end, the fair market value of the collar was minimal. A hypothetical
10 percent change in the year-end 2000 exchange rates would result in a potential gain of $8.2 million or a potential loss of $6.2 million.

At December 31, 2000 and 1999, U.S. subsidiaries held long-term sterling-denominated intercompany receivables totaling
$246 million and $336 million, respectively, due from a U.K. subsidiary. A U.K. subsidiary held a dollar-denominated long-term receivable due from a U.S. subsidiary with balances of $81 million and $24 million, respectively, at December 31, 2000 and 1999. A Canadian subsidiary owed $124 million of long-term intercompany payables, denominated in U.S. dollars, to certain U.S. affiliates at December 31, 1999. A Norwegian subsidiary owed $2 million of intercompany U.S. dollar-denominated payables to a U.S. subsidiary at December 31, 1999, but held a $111 million U.S. dollar-denominated receivable due from its U.S. parent at December 31, 2000. The potential foreign currency remeasurement gains or losses in non-cash pretax earnings from a hypothetical 10 percent change in the year-end 2000 and 1999 exchange rates from these intercompany balances are $5 million and $44 million, respectively.


Capital Spending

Capital Expenditures and Investments

                                       Millions of Dollars
                                ---------------------------------
                                Estimated
                                     2001    2000*   1999    1998
                                ---------------------------------

E&P                                $2,220   1,677   1,079   1,406
GPM                                     -      14     124      83
RM&T                                  246     225     343     246
Chemicals                               -      67      98     228
Corporate and Other                    73      39      46      89
-----------------------------------------------------------------
                                   $2,539   2,022   1,690   2,052
=================================================================
United States
  Alaska                           $  914     538      25      58
  Lower 48                            588     731     898     885
Foreign                             1,037     753     767   1,109
-----------------------------------------------------------------
                                   $2,539   2,022   1,690   2,052
=================================================================
*Excludes long-term advances to affiliates and the Alaskan acquisition.

Supporting the company's pursuit of its worldwide growth strategy, Phillips' capital spending for the three-year period ending December 31, 2000, totaled $5.8 billion, excluding the purchase of ARCO's Alaskan businesses in 2000. The company's spending was primarily focused on growth of its exploration and production business.

Phillips' Board of Directors (Board) has approved $2.5 billion for capital projects and investments in 2001. This represents a 25 percent increase over 2000 capital spending of $2 billion, which excluded the purchase of ARCO's Alaskan businesses. The company plans to direct 87 percent of its 2001 capital budget to exploration and production activities; 10 percent to the company's refining, marketing and transportation business; and the remaining 3 percent toward general corporate activities.

In December 1999, Phillips' Board approved a $1.79 billion capital budget for the year 2000. The GPM and Chemicals segments' capital budgets for 2000 were $90 million and $161 million, respectively. Both segments were contributed to joint ventures during 2000--GPM on March 31, 2000, and Chemicals on July 1, 2000. The capital programs of these joint-venture companies are expected to be self-funding.

In March 2000, the Board authorized a $515 million increase in Phillips' 2000 capital budget to accommodate the ongoing capital requirements of ARCO's Alaskan businesses and authorized the expenditure of up to $7.04 billion for the acquisition itself.

In August 2000, DEFS, Duke Energy and Phillips agreed to modify the Limited Liability Company Agreement governing DEFS to provide for the admission of a class of preferred members in DEFS. Subsidiaries of Duke Energy and Phillips purchased these new preferred member interests for $209 million and $91 million, respectively. The preferred member interests have a 30-year term, will pay a distribution yielding 9.5 percent annually, and contain provisions which require their redemption with any proceeds from a DEFS initial public offering.


E&P

On April 26, 2000, Phillips completed the purchase of all of ARCO's Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline operations, which were purchased on August 1, 2000. Phillips paid approximately
$5.5 billion in cash at the closing in April, and on August 1, paid approximately $700 million and assumed $265 million of variable-rate, long-term debt to acquire the double-hulled tankers under construction and the pipelines.

Under the terms of the purchase agreement, Phillips could pay up to $500 million as additional purchase price consideration through December 31, 2004, based on a formula tied to the price of West Texas Intermediate crude oil and to the volumes of oil produced from certain of the businesses acquired. The company made $462 million of such payments for crude oil shipments delivered through December 31, 2000. The remaining $38 million was paid in the first quarter of 2001. The final purchase price was reduced by $212 million as a result of post-closing settlements, $159 million of which Phillips received in 2000.
The company was repaid $26 million and $27 million in January and February 2001, respectively, to settle the remaining post-closing issues.

On April 13, 2000, Phillips, BP, ARCO, and Exxon Mobil Corporation (ExxonMobil) entered into agreements to align the ownership and operation of the Prudhoe Bay Unit in Alaska. These agreements became effective on July 1, 2000, and were retroactive to January 1, 2000. The agreements altered the respective equity interests of ExxonMobil, BP and Phillips in the Prudhoe Bay Unit, and provided for BP to become the single operator there. All but two of the co-owners in the Prudhoe Bay Unit have signed the alignment agreement. The two co-owners who have not signed the agreement hold small interests in the Unit. After the re-alignment, Phillips has approximately 36 percent ownership in both the oil-rim and gas-cap portions of the Prudhoe Bay Unit. Phillips operates the Kuparuk and Alpine fields--the other major fields on the Alaskan North Slope.

As a result of its Alaskan acquisition, Phillips added reserves of approximately 2.15 billion barrels of oil equivalent, effectively doubling the company's reserves, compared with year-end 1999. Average net production from the acquired properties was approximately 330,000 barrels of oil equivalent per day during the period from April 27, 2000, through December 31, 2000. Phillips received value for the Alaskan production from January 1, 2000, to the date of closing, April 26, 2000, as an adjustment to the purchase price, so the volumes related to that period are not reflected in the company's reported production statistics for 2000.

During the fourth quarter of 2000, Phillips' Alpine oil field, located about 30 miles west of Kuparuk on the North Slope of Alaska, began production. By the end of 2000, net production had reached more than 50,000 barrels of oil per day from a single drill site with 12 production wells. One additional drill site is planned for the Alpine development in 2001.

Due to the expected increase in production provided by Alpine, and Phillips' plans to maintain its Alaskan net production at 375,000 to 400,000 barrels of oil equivalent per day, Phillips contracted to build a fourth and a fifth double-hulled Millennium Class tanker for approximately $200 million each. Until the five new double-hulled tankers are placed in service, Phillips is negotiating with multiple third-party tanker owners to charter the additional tanker capacity that it needs. The leased tankers will be replaced as the newly constructed tankers are placed in service. The Polar Endeavor, the first of the Millennium Class tankers, is scheduled for delivery in the second quarter of 2001.

In October 2000, Phillips agreed to purchase an additional
3.08 percent interest in the Trans-Alaska Pipeline System from BP. Upon regulatory approval, which is expected by the end of the second quarter of 2001, the transaction will be completed, making the company's ownership percentage approximately
26.8 percent.

In December 2000, Phillips and China National Offshore Oil Corporation (CNOOC) signed a development agreement for the first phase of a multi-phase development plan for the company's Peng Lai 19-3 discovery in block 11/05 of China's Bohai Bay. This document with the Phase I overall development plan has been submitted to the Chinese authorities. Governmental approval is expected in the first quarter of 2001. CNOOC has elected to participate in the Peng Lai 19-3 Phase I development with a 51 percent working interest. Daily net production rates for Phase I are expected to reach 17,000 to 20,000 barrels of oil. First production from Phase I is scheduled for the first half of 2002. Phillips continues to move forward with feasibility planning and design for Phase II. First production from Phase II is targeted for 2005, with expected net production of 50,000 to 65,000 barrels per day. Phillips also successfully appraised a satellite field--Peng Lai 25-6. The company plans to evaluate developing this field in conjunction with Phase II of the Peng Lai 19-3 development.

Phillips' Bayu-Undan development continued in the Timor Sea during 2000. The first phase of the two-phase field development plan was under way as the company proceeded with its $1.5 billion gas-recycle project. Almost 70 percent of the engineering design is complete on the offshore facilities. Full commercial production of liquids is expected to begin in the first quarter of 2004 at approximately 50,000 net barrels of oil equivalent per day.

On December 8, 2000, Phillips and Petroz N.L. (Petroz) announced that Phillips Australia WA-248 Company Pty Ltd, a wholly owned subsidiary of Phillips, had made--and that Petroz had recommended to its shareholders that they accept--a cash bid of A$.70 per share, or A$158 million ($88 million U.S. dollars at the exchange rate in effect at year-end 2000), for Petroz, whose major asset is an 8.25 percent interest in the Bayu-Undan project. At February 28, 2001, Phillips had a relevant interest in approximately 85 percent of the Petroz shares. Phillips now controls a 58.5 percent interest in the Bayu-Undan project and is the operator of the gas-recycle development.

During 2000, Phillips and its co-venturers continued to move the Hamaca heavy-oil project forward to develop reserves in the central area of the Orinoco Heavy Oil Belt in Venezuela. The project includes development of the heavy-oil field and operations to upgrade the oil into a medium-gravity, synthetic crude oil. In 2000, Phillips added 635 million equity-affiliate barrels of oil equivalent to its proved hydrocarbon reserves. Initial production is expected to start in the last half of 2001, reaching an anticipated rate of 12,000 net barrels of oil per day by year-end. Production is expected to reach an annual average level of 66,000 net barrels of oil per day in 2004, after the upgrader comes onstream, and remain at that level for 35 years.

In the Norwegian sector of the North Sea, commissioning of the gas-injection and gas-lift systems at the Eldfisk development was initiated and gas injection began in September 2000. The first incremental production increases attributable to the water-injection portion of this improved oil recovery project at Eldfisk are expected in the first quarter of 2001.

In July 2000, the Offshore Kazakhstan International Operating Company (OKIOC) announced that the Kashagan E-1 well in the Caspian Sea was a discovery--the first on the Kazakhstan shelf. A second exploration well began drilling in early October. Phillips has a 7.14 percent interest in OKIOC.

During 2000, Phillips acquired River Gas Corporation, a privately held coalbed methane producer headquartered in Tuscaloosa, Alabama, and the coalbed methane positions of three other companies in the Powder River Basin of Wyoming, for a total cash expenditure of approximately $123 million. As a result of these purchases, the company added approximately 200 billion cubic feet of net reserves.

E&P's 2001 capital budget is $2.2 billion, 29 percent higher than 2000 expenditures of $1.7 billion, which excludes the company's Alaskan purchase. Due to the timing of the acquisition, only eight months of the Alaskan businesses' capital spending were included in Phillips' 2000 expenditures. Fifty-three percent of the 2001 E&P capital budget is planned for the United States. Of that amount, 77 percent is slated for Alaska.

Phillips has budgeted $202 million for worldwide exploration activities, with 44 percent allocated domestically to fund prospects in Alaska and the Lower 48 states, including coalbed methane exploration opportunities. Internationally, the company plans to participate in exploration drilling activities in Kazakhstan, China, Oman, Nigeria, the United Kingdom, Denmark and the Faroe Islands.

The company's Alaskan businesses plan to spend $914 million including exploration. That amount includes the drilling of 12 to 15 exploration wells and the 2001 spending on the construction of double-hulled Millennium Class tankers. It also includes funds for the development of the Alpine and Meltwater fields, and the satellite fields of both Prudhoe Bay and the Greater Kuparuk area. In the Lower 48 states, the company plans to develop coalbed methane projects in the San Juan, Powder River and Uinta basins, as well as natural gas fields in north Louisiana.

Phillips plans to spend approximately $1 billion on international projects. These projects include the Hamaca heavy-oil development in Venezuela; Phases I and II of the company's
Peng Lai 19-3 field in China's Bohai Bay; the Bayu-Undan liquids recycle and regional gas pipeline projects in the Timor Sea; the Jade field development in the U.K. sector of the North Sea; and the Eldfisk waterflood and further exploitation of the Ekofisk field in the Norwegian sector of the North Sea.


RM&T

During the third quarter of 2000, the Sweeny, Texas, refinery shut down for normal scheduled maintenance and the tie-in of a 58,000-barrel-per-day coker and a 36,000-barrel-per-day continuous catalytic reformer. The refinery started up in late September and early in the fourth quarter the new coker unit was operational. Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold a 50 percent interest in Merey Sweeny, L.P., the limited partnership that constructed the coker and related facilities. The continuous catalytic reformer is a wholly owned project of Phillips.

In 2000, the company began a project to increase capacity at the company's Borger, Texas, refinery through debottlenecking and expansion. The project is expected to increase the facility's capacity to process crude oil by 20,000 barrels per day and move the facility toward production of lower-sulfur products, in preparation for meeting new government regulations. Operations at the facility are expected to be largely unaffected during the debottlenecking project, with most work occurring during normal scheduled maintenance periods. Start-up is expected in 2002.

The debottlenecking project complements the S Zorb sulfur-removal facility that is expected to start up in April in 2001 to demonstrate S Zorb to potential licensees.

In December 2000, Phillips announced that it planned to acquire the Midcontinent-region gasoline marketing assets of various subsidiaries of The Coastal Corporation. The assets included 101 company-operated stores and certain branded marketer supply contracts. Terms of the transaction were not disclosed and the transaction is expected to close in first quarter of 2001.

RM&T's 2001 capital budget is $246 million, a 9 percent increase from spending in 2000. The company plans to use the funds to complete refinery projects, such as the low-sulfur gasoline demonstration unit, the 20,000-barrel-per-day expansion, and manufacturing automation, all at the Borger refinery; and environmental projects related to state-mandated emissions reductions at the Sweeny refinery. Marketing and transportation capital will be directed toward support of the company's strategy to aggressively grow its independent marketer trade.


Corporate

Corporate expenditures comprise 3 percent of the 2001 budget, an increase of $34 million over actual 2000 recorded expenditures of $39 million. The increase is primarily for two reasons--the company is creating a corporate fund that will provide for investments in new technologies; and Phillips' technology and project development group recently was reorganized as a corporate staff, whereas previously these activities were part of each business unit's budget.


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

On June 23, 1999, a flash fire occurred in a reactor vessel at the K-Resin styrene-butadiene copolymer (SBC) plant at the Houston Chemical Complex. Two individuals employed by a subcontractor, Zachry Construction Corporation (Zachry), were killed and other workers were injured. Eight lawsuits have been filed in Texas in connection with the incident. The first of these lawsuits to go to trial, a wrongful death claim, ended in December 2000. The jury found that Phillips was negligent and acted with malice in causing the June 23, 1999, incident. Although the jury award totaled approximately $117 million, Phillips anticipates that the Court will reduce the punitive damage portion of that award as required by Texas law, and that the judgment ultimately entered will be approximately
$12 million. Phillips has announced its intention to appeal the judgment in this case. The remaining wrongful death action is scheduled for trial in May 2001. Phillips is the named defendant in these actions.

Under the indemnification provisions of the subcontracting agreement between Phillips and Zachry, Phillips has sought indemnification from Zachry with respect to the claims of the Zachry workers. Phillips has, in addition, filed an action against various Zachry insurers to obtain a declaration that coverage is available in regard to the incident under policies issued by them. There are provisions in the Contribution Agreement, under which CPC was formed, relating to indemnification of Phillips by CPC for damages stemming from this incident.

On March 27, 2000, an explosion and fire occurred at Phillips' K-Resin SBC plant at the Houston Chemical Complex due to the overpressurization of an out-of-service butadiene storage tank. The 370-million-pound-per-year K-Resin SBC facility, which was contributed to CPC on July 1, 2000, has been idle since that time. One employee was killed and several individuals, including employees of both Phillips and its contractors, were injured. Twelve lawsuits have been filed on behalf of 51 workers as a result of this incident. The litigation is currently in the discovery stage with the first trial setting in June 2001. Under the indemnification provisions of subcontracting agreements with Zachry and Brock Maintenance, Inc., Phillips has sought indemnification from these subcontractors with respect to claims made by their employees. The Contribution Agreement, pursuant to which CPC was formed, does not require CPC to indemnify Phillips for liability arising out of this litigation.


Environmental

Most aspects of the businesses in which the company engages are subject to various federal, state, local and foreign environmental laws and regulations. Similar to other companies in the petroleum and chemical industries, the company incurs costs for preventive and corrective actions at facilities and waste-disposal sites.

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

Phillips is conducting a voluntary cleanup of the site of the former Okmulgee, Oklahoma, refinery. After all above-ground structures were removed in 2000, an analysis of the remaining work was completed and an environmental remediation accrual of $16 million was recorded in the fourth quarter of 2000. The refinery was built in 1918 and Phillips was the operator of the refinery from 1930 to 1966. The refinery had a number of owners after Phillips before it was abandoned in 1982.

At year-end 1999, Phillips reported 27 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP) under the federal Superfund law. Since then, three sites have been resolved and six new sites were added. Of the 30 sites remaining, the company believes it has a legal defense or its records indicate no involvement for five sites. At six other sites, current information indicates that it is probable that the company's exposure is less than $100,000 per site. At five sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 14 remaining sites, the company has provided for any probable costs that can be reasonably estimated. No one site represents more than 10 percent of the total.

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

At December 31, 2000, contingent liability accruals of $1 million had been made for the company's PRP sites, and $3 million for other environmental contingent liabilities. In addition, the company had accrued $123 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, for total environmental accruals of $127 million, compared with $62 million at December 31, 1999. The 2000 increase in accrued environmental costs of $65 million over 1999 was primarily driven by an accrual to cover remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO.

Because this accrual relates to environmental conditions that existed when Phillips acquired the properties on April 26, 2000, the charge impacts the allocation of the purchase price of the acquisition, not the company's net income.

Expensed environmental costs were $206 million in 2000 and are expected to be approximately $200 million in 2001 and 2002. Capitalized environmental costs were $98 million in 2000, and are expected to be approximately $120 million and $190 million in 2001 and 2002, respectively.

After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries.


Other

Phillips has deferred tax assets related to certain accrued liabilities, alternative minimum tax credits, and loss carryforwards. Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. Based on the company's historical taxable income, its expectations for the future, and available tax-planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement
No. 133" (as amended, the Statement). Phillips adopted the Statement on January 1, 2001. For additional information, see "New Accounting Standard" in Note 11--Financial Instruments and Derivative Contracts in the Notes to the Financial Statements, which is incorporated herein by reference.


OUTLOOK

On February 4, 2001, Phillips announced that it had agreed to purchase Tosco Corporation (Tosco) in a $7 billion stock transaction. Under the terms of the agreement, Phillips would issue 0.8 shares of its common stock for each Tosco share, and would assume approximately $2 billion of Tosco's debt. The transaction has been approved by both companies' Boards of Directors, and is subject to regulatory review, and approval by both companies' stockholders. Both companies have scheduled special stockholder meetings for April 11, 2001. The transaction would be accounted for using the purchase method of accounting.

Under the terms of the agreement, Phillips would acquire all of Tosco's operations, including eight U.S. refineries with a total capacity of 1.35 million barrels per day and 6,400 retail outlets in 32 states. Tosco had revenues in 2000 of approximately
$25 billion and employed 26,400 people. The combined RM&T operations would make Phillips the second-largest refiner in the United States and one of the largest marketers. The headquarters of the combined RM&T business would be located in Tempe, Arizona. If approved, Phillips expects the transaction to close by the end of the third quarter of 2001.

In late 2000 and early 2001, Phillips announced that it had reached an agreement in principle with Woodside Petroleum Ltd (Woodside) and Shell Development Australia (Shell), to pursue cooperative development of their Timor Sea gas resources.

Phillips operates the Bayu-Undan field, and Woodside operates the Greater Sunrise fields. The plan is to combine the early gas delivery potential from the Bayu-Undan gas and condensate development with the large reserve base of the Greater Sunrise fields. Phillips has agreed to purchase additional equity from Woodside to achieve a 30-percent-equity interest in the Greater Sunrise project. The agreement is subject to regulatory review and pre-emption rights. In March 2001, Phillips announced that it had signed a letter of intent with El Paso Corporation that contemplates development of a major project that would deliver liquefied natural gas from the Greater Sunrise fields to gas markets in Southern California and Mexico's Baja California peninsula, beginning in 2005. Gas production from the Greater Sunrise fields could begin as early as mid-2006. Gas required to satisfy deliveries prior to that time would be made available from Phillips-owned reserves in Bayu-Undan and possibly other participants' reserves in the Bayu-Undan project. This project, along with the cooperative development agreements, would enable Phillips to commercialize additional net hydrocarbons of up to 760 million barrels of oil equivalent. A definitive agreement is expected by midyear 2001.

On December 6, 2000, Phillips, BP and ExxonMobil announced an agreement to jointly initiate the first steps in a project to develop a pipeline system to bring Alaskan North Slope gas to the Lower 48 states. The co-owners expect to spend about $75 million over the next year on the initial work--conceptual design, project costing, permitting considerations, commercial structure, and overall viability. They expect to select the route and begin permitting in late 2001.

Oil prices eased in the fourth quarter after peaking at 10-year highs in September. Despite increasing tensions in the Middle East and a suspension of Iraqi exports, crude supplies proved adequate and prices came down during December then recovered on evidence that OPEC would cut production in the first quarter of 2001. Refined products and natural gas inventories entered the winter heating season at very low levels. An unseasonably cold November and December drove up heating oil prices and sent natural gas prices to record highs. Natural gas prices have eased; however, price volatility can still be expected. The petroleum supply and demand balance remains sensitive to low product inventories, an uncertain global economy and winter weather set against continuing Middle East tensions, erratic Iraqi exports and OPEC resolve to support prices.

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

The following are identified as important risk factors, but not all of the risk factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

o Plans for the implementation of Management's announced strategy for its four business segments are subject to: the completion of the announced acquisition of Tosco Corporation (Tosco) for RM&T; receipt of any approvals that may be required from state and federal government agencies and third parties; required disposition of assets, if any, to meet regulatory requirements; approvals of the stockholders of Phillips and Tosco; the successful development and operation of the company's current projects and the achievement of production estimates, cost savings and synergies that are dependent on the integration of personnel, business systems and operations; and the successful operation and financing of the DEFS and CPC joint ventures.

o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments, including necessary permits; its ability to engage specialized drilling, construction and other contractors and equipment and to obtain economical and timely financing; construction of pipelines, processing and production facilities for its Bayu-Undan, Bohai Bay and Hamaca projects; geological, land or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans-Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to-be-constructed crude oil tankers; and foreign and United States laws, including tax laws.

o Plans for the construction, modernization or debottlenecking of refineries, including the projects at the Sweeny and Borger refineries, and the timing of production from such plants are subject to: approval from the company's and/or subsidiaries' Boards of Directors; obtaining loans and/or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of building, environmental and other permits; and the availability of specialized contractors, work force and equipment. Production and delivery of the company's products are subject to: worldwide prices and demand for the products; availability of raw materials; and the availability of transportation for products in the form of pipelines, railcars, trucks or ships.

o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, if any, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets that may be identified for sale; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has little or no control, and to a lesser extent the commodity prices for chemicals and other hydrocarbon products; its ability to operate its refineries and exploration and production operations consistently and safely, with no major disruption in production or transportation of such products; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

o Estimates of proved reserves, project cost estimates, and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the U.S. Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements. Estimates of cost savings, synergies and the like were developed by the company from current information. The estimates for reserves, supplies, costs, maintenance, remediation, savings and synergies can change positively or negatively as new information and data become available.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   PHILLIPS PETROLEUM COMPANY

                 INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Management....................................       77

Report of Independent Auditors..........................       78

Consolidated Statement of Income for the years
  ended December 31, 2000, 1999 and 1998................       79

Consolidated Balance Sheet at December 31, 2000
  and 1999..............................................       80

Consolidated Statement of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998................       81

Consolidated Statement of Changes in Common Stockholders'
  Equity for the years ended December 31, 2000,
  1999 and 1998.........................................       82

Notes to Financial Statements...........................       83

Supplementary Information

     Oil and Gas Operations.............................      127

     Selected Quarterly Financial Data..................      146


             INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation Accounts and Reserves............      150


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

The company maintains an internal control structure designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal control structure is supported by written policies and guidelines and is complemented by a staff of internal auditors. Management believes that the system of internal controls in place at December 31, 2000, provides reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

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

/s/ J. J. Mulva                    /s/ John A. Carrig

J. J. Mulva                        John A. Carrig
Chairman of the Board and          Senior Vice President,
Chief Executive Officer            Chief Financial Officer and
                                   Treasurer

March 15, 2001

-----------------------------------------------------------------
Report of Independent Auditors


The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                               /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP

Tulsa, Oklahoma
March 15, 2001

------------------------------------------------------------------
Consolidated Statement of Income        Phillips Petroleum Company


                                           Millions of Dollars
                                        --------------------------
Years Ended December                       2000     1999      1998
                                        --------------------------
Revenues
Sales and other operating revenues      $20,835   13,571    11,545
Equity in earnings of
  affiliated companies                      114      101        75
Other revenues                              278      180       225
------------------------------------------------------------------
    Total Revenues                       21,227   13,852    11,845
------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products         12,131    8,182     6,493
Production and operating expenses         2,166    2,028     2,168
Exploration expenses                        298      225       317
Selling, general and
  administrative expenses                   636      665       697
Depreciation, depletion and
  amortization                            1,179      902       899
Property impairments                        100       69       403
Taxes other than income taxes               468      231       226
Interest expense                            369      279       200
Foreign currency transaction losses          58       33        14
Preferred dividend requirements of
  capital trusts                             53       53        53
------------------------------------------------------------------
    Total Costs and Expenses             17,458   12,667    11,470
------------------------------------------------------------------
Income before income taxes and
  Kenai tax settlement                    3,769    1,185       375
Kenai tax settlement                          -        -        46
------------------------------------------------------------------
Income before income taxes                3,769    1,185       421
Provision for income taxes                1,907      576       184
------------------------------------------------------------------
Net Income                              $ 1,862      609       237
==================================================================

Net Income Per Share of Common Stock
  Basic                                 $  7.32     2.41       .92
  Diluted                                  7.26     2.39       .91
------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                               254,490  252,827   258,274
    Diluted                             256,326  254,433   260,152
------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
At December 31                                   2000        1999
                                              -------------------
Assets
Cash and cash equivalents                     $   149         138
Accounts and notes receivable (includes
  receivables from related parties of
  $335 million in 2000 and $221 million in
  1999) less allowances of $18 million
  in 2000 and $19 million in 1999               1,779       1,808
Inventories                                       357         515
Deferred income taxes                             191         143
Prepaid expenses and other current assets         130         169
-----------------------------------------------------------------
    Total Current Assets                        2,606       2,773
Investments and long-term receivables           2,999       1,103
Properties, plants and equipment (net)         14,784      11,086
Deferred income taxes                               -          83
Deferred charges                                  120         156
-----------------------------------------------------------------
Total                                         $20,509      15,201
=================================================================

Liabilities
Accounts payable                              $ 1,914       1,668
Notes payable and long-term debt due
  within one year                                 262          31
Accrued income and other taxes                    815         409
Other accruals                                    501         412
-----------------------------------------------------------------
    Total Current Liabilities                   3,492       2,520
Long-term debt                                  6,622       4,271
Accrued dismantlement, removal and
  environmental costs                             702         684
Deferred income taxes                           1,894       1,480
Employee benefit obligations                      494         483
Other liabilities and deferred credits            562         564
-----------------------------------------------------------------
Total Liabilities                              13,766      10,002
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips 66
  Capital Trusts I and II                         650         650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares authorized
  at $1.25 par value
    Issued (306,380,511 shares)
        Par value                                 383         383
        Capital in excess of par                2,153       2,098
    Treasury stock (at cost: 2000--23,142,005
      shares; 1999--24,409,545 shares)         (1,156)     (1,217)
    Compensation and Benefits Trust (CBT)
      (at cost: 2000--27,849,430 shares;
      1999--28,358,258 shares)                   (943)       (961)
Accumulated other comprehensive income
    Foreign currency translation adjustments     (106)        (38)
    Unrealized gains on securities                  6           7
Unearned employee compensation--Long-Term
  Stock Savings Plan (LTSSP)                     (263)       (286)
Retained earnings                               6,019       4,563
-----------------------------------------------------------------
Total Common Stockholders' Equity               6,093       4,549
-----------------------------------------------------------------
Total                                         $20,509      15,201
=================================================================
See Notes to Financial Statements.

------------------------------------------------------------------
Consolidated Statement of Cash Flows    Phillips Petroleum Company

Years Ended December 31                     Millions of Dollars
                                         -------------------------
                                            2000     1999     1998
                                         -------------------------
Cash Flows From Operating Activities
Net income                               $ 1,862      609      237
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                       1,179      902      899
      Property impairments                   100       69      403
      Dry hole costs and leasehold
        impairment                           130       92      152
      Deferred taxes                         412      160       84
      Kenai tax settlement                     -        -     (115)
      Other                                 (214)     (82)    (121)
    Working capital adjustments*
      Increase in aggregate balance
        of accounts receivable sold          317        1      182
      Decrease (increase) in other
        accounts and notes receivable       (699)    (546)     272
      Decrease (increase) in inventories     (10)      16      (36)
      Decrease (increase) in prepaid
        expenses and other current assets     84       88       (9)
      Increase (decrease) in accounts
        payable                              419      343     (225)
      Increase (decrease) in taxes
        and other accruals                   434      289      (93)
------------------------------------------------------------------
Net Cash Provided by Operating Activities  4,014    1,941    1,630
------------------------------------------------------------------

Cash Flows From Investing Activities
Acquisition of ARCO's Alaskan businesses  (6,443)       -        -
Capital expenditures and investments,
  including dry hole costs                (2,022)  (1,690)  (2,052)
Proceeds from contributing assets to
  joint ventures                           2,061        -        -
Proceeds from asset dispositions             850      225       86
Long-term advances to affiliates and
  other investments                         (208)     (17)     (18)
------------------------------------------------------------------
Net Cash Used for Investing Activities    (5,762)  (1,482)  (1,984)
------------------------------------------------------------------

Cash Flows From Financing Activities
Issuance of debt                           2,552      528    1,272
Repayment of debt                           (360)    (527)     (29)
Purchase of company common stock               -      (13)    (523)
Issuance of company common stock              31       24       13
Dividends paid on common stock              (346)    (344)    (353)
Other                                       (118)     (86)     (92)
------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                     1,759     (418)     288
------------------------------------------------------------------

Net Change in Cash and Cash Equivalents       11       41      (66)
Cash and cash equivalents at
  beginning of year                          138       97      163
------------------------------------------------------------------
Cash and Cash Equivalents at End of Year $   149      138       97
==================================================================
See Notes to Financial Statements.
*Net of acquisition and disposition of businesses.

----------------------------------------------------------------------------
Consolidated Statement of Changes                 Phillips Petroleum Company
in Common Stockholders' Equity



                                              Shares of Common Stock
                                       -------------------------------------
                                                        Held in      Held in
                                            Issued     Treasury          CBT
                                       -------------------------------------

December 31, 1997                      306,380,511   14,000,882   29,200,000
Net income
Other comprehensive income, net of tax
  Foreign currency translation
    adjustments
  Unrealized gain on securities
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans                 (518,042)     (74,137)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                                      11,776,200
----------------------------------------------------------------------------
December 31, 1998                      306,380,511   25,259,040   29,125,863
Net income
Other comprehensive income, net of tax
  Foreign currency translation
    adjustments
  Unrealized gain on securities, net of
    reclassification adjustments
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans                 (849,495)    (767,605)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
----------------------------------------------------------------------------
December 31, 1999                      306,380,511   24,409,545   28,358,258
Net income
Other comprehensive income, net of tax
  Foreign currency translation
    adjustments
  Unrealized loss on securities
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans               (1,267,540)    (508,828)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
----------------------------------------------------------------------------
December 31, 2000                      306,380,511   23,142,005   27,849,430
============================================================================
See Notes to Financial Statements.


                                                 Millions of Dollars
                                       -------------------------------------
                                                    Common Stock
                                       -------------------------------------
                                         Par     Capital in   Treasury
                                       Value  Excess of Par      Stock   CBT
                                       -------------------------------------
December 31, 1997                       $383          2,031       (752) (989)
Net income
Other comprehensive income, net of tax
  Foreign currency translation
    adjustments
  Unrealized gain on securities
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans                   24         28     2
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
Stock purchases                                                   (535)
----------------------------------------------------------------------------
December 31, 1998                        383          2,055     (1,259) (987)
Net income
Other comprehensive income, net of tax
  Foreign currency translation
    adjustments
  Unrealized gain on securities, net of
    reclassification adjustments
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans                   43         42    26
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
----------------------------------------------------------------------------
December 31, 1999                        383          2,098     (1,217) (961)
Net income
Other comprehensive income, net of tax
  Foreign currency translation
    adjustments
  Unrealized loss on securities
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans                   55         61    18
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
----------------------------------------------------------------------------
December 31, 2000                       $383          2,153     (1,156) (943)
============================================================================
See Notes to Financial Statements.


                                              Millions of Dollars
                                 ---------------------------------------------
                                   Accumulated      Unearned
                                         Other      Employee
                                 Comprehensive  Compensation  Retained
                                        Income       --LTSSP  Earnings   Total
                                 ---------------------------------------------
December 31, 1997                        $  (8)         (342)    4,491   4,814
                                                                         -----
Net income                                                         237     237
Other comprehensive income,
  net of tax
    Foreign currency translation
      adjustments                          (14)                            (14)
    Unrealized gain on securities            9                               9
                                                                         -----
Comprehensive income                                                       232
                                                                         -----
Cash dividends paid on common
  stock                                                           (353)   (353)
Distributed under incentive
  compensation and other benefit
  plans                                                            (38)     16
Recognition of LTSSP unearned
  compensation                                            39                39
Tax benefit of dividends on
  unallocated LTSSP shares                                           6       6
Stock purchases                                                           (535)
------------------------------------------------------------------------------
December 31, 1998                          (13)         (303)    4,343   4,219
                                                                         -----
Net income                                                         609     609
Other comprehensive income,
  net of tax
    Foreign currency translation
      adjustments                          (16)                            (16)
    Unrealized gain on securities,
      net of reclassification
      adjustments                           (2)                             (2)
                                                                         -----
Comprehensive income                                                       591
                                                                         -----
Cash dividends paid on common
  stock                                                           (344)   (344)
Distributed under incentive
  compensation and other benefit
  plans                                                            (50)     61
Recognition of LTSSP unearned
  compensation                                            17                17
Tax benefit of dividends on
  unallocated LTSSP shares                                           5       5
------------------------------------------------------------------------------
December 31, 1999                          (31)         (286)    4,563   4,549
                                                                         -----
Net income                                                       1,862   1,862
Other comprehensive income,
  net of tax
    Foreign currency translation
      adjustments                          (68)                            (68)
    Unrealized loss on securities           (1)                             (1)
                                                                         -----
Comprehensive income                                                     1,793
                                                                         -----
Cash dividends paid on common
  stock                                                           (346)   (346)
Distributed under incentive
  compensation and other benefit
  plans                                                            (65)     69
Recognition of LTSSP unearned
  compensation                                            23                23
Tax benefit of dividends on
  unallocated LTSSP shares                                           5       5
------------------------------------------------------------------------------
December 31, 2000                        $(100)         (263)    6,019   6,093
==============================================================================
See Notes to Financial Statements.

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

o Revenue Recognition--Revenues associated with sales of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and all other items are recorded when title passes to the customer. Revenues from the production of natural gas properties in which the company has an interest with other producers are recognized based on the actual volumes sold by the company during the period. Any differences between volumes sold and entitlement volumes, based on the company's net working interest, which are deemed non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are not significant. Revenues associated with royalty fees from licensed technology are recorded based either upon volumes produced by the licensee or upon successful completion of all substantive performance requirements related to the installation of licensed technology.

o Reclassification--Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation.

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

o Inventories--Crude oil, petroleum products and chemical products inventories are valued at cost, which is lower than market in the aggregate, primarily on the last-in, first-out
   (LIFO) basis. Materials and supplies are valued at, or below, average cost.

o Derivative Instruments--Forward foreign currency contracts designated and effective as hedges of firm commitments and commodity futures and option contracts designated and effective as hedges are recorded at market value, either through monthly adjustments for unrealized gains and losses (forwards and options) or through daily settlements in cash (futures), and the resulting gains and losses are deferred. Forward foreign currency contracts or options designated and effective as hedges of existing assets, liabilities, or anticipated transactions are recorded at market value through monthly adjustments, with immediate recognition of the resulting gains and losses. Commodity swaps and forward commodity contracts designated as hedges are not recorded until the resulting cash flows are known. The gains and losses from all of these derivative instruments are recognized during the same period in which the gains and losses from the underlying exposures being hedged are recognized, except for gains and losses from hedges of asset acquisitions that are recorded as adjustments to the carrying value of the assets.

   In accordance with company risk-management policies, any derivative instrument held by the company must relate to an underlying, offsetting position, probable anticipated transaction or firm commitment. Additionally, the hedging instrument used must be expected to be highly effective in achieving market value changes that offset the opposing market value changes of the underlying transaction. If an existing derivative position designated as a hedge is terminated prior to expected maturity or re-pricing, any deferred or resultant gain or loss will continue to be deferred unless the underlying position has ceased to exist. Deferred gains and losses, deferred premiums paid for forward exchange contracts, and deferred premiums paid for commodity option contracts are reported on the balance sheet with other current assets or other current liabilities. Gains and losses from derivatives designated as hedges of sales are reported on the statement of income with sales and other operating revenues, whereas gains and losses from derivatives designated as hedges of commodity purchases are reported with purchased crude oil and products or with production and operating expenses, subject to the effects of any related inventory costing reflected on the balance sheet. Gains and losses from hedging feedstock-to-product margins are reported with purchased crude oil and products. Recognized gains and losses are reported on the statement of cash flows in a manner consistent with the underlying position being hedged.

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

o Impairment of Assets--Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets--generally on a field-by-field basis for exploration and production assets or at an entire complex level for downstream assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by Management for disposal are accounted for at the lower of amortized cost or fair value, less cost to sell.

   The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, prices and costs, considering all available evidence at the date of review. If the future production price risk has been hedged, the hedged price is used in the calculations for the period and quantities hedged. The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. The price and cost outlook assumptions used in impairment reviews differ from the assumptions used in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities. In that disclosure, Financial Accounting Standards Board (FASB) Statement No. 69, "Disclosures about Oil and Gas Producing Activities," requires the use of prices and costs at the balance sheet date, with no projection of future changes in those assumptions.

o Maintenance and Repairs--Maintenance and repair costs incurred, which are not significant improvements, are expensed. The estimated turnaround costs of major producing units are accrued in other liabilities over the estimated interval between turnarounds.

o Shipping and Handling Costs--The company's Exploration and Production segment includes shipping and handling costs in production and operating expenses, while the Refining, Marketing and Transportation segment records shipping and handling costs in purchased crude oil and products.

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

   Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (unless acquired in a purchase business acquisition) when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

o Foreign Currency Translation--Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are accumulated as a separate component of common stockholders' equity. Foreign currency transaction gains and losses are included in current earnings. Most of the company's foreign operations use the local currency as the functional currency.

o Income Taxes--Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities, except for temporary differences related to investments in certain foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration. Allowable tax credits are applied currently as reductions of the provision for income taxes.

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


Note 2--Alaskan Acquisition

On April 26, 2000, Phillips purchased all of Atlantic Richfield Company's (ARCO) Alaskan businesses, other than three double-hulled tankers under construction and certain pipeline operations, which were acquired on August 1, 2000. The acquisition was accounted for using the purchase method of accounting. Because the purchase was retroactive to January 1, 2000, the activity from that date until the dates of closing has been reflected as adjustments to the purchase price. Results of operations for the acquired businesses are included in Phillips' income statement effective from April 26, and August 1, 2000, respectively.

On April 26, at closing, Phillips paid approximately $5.5 billion in cash. See Note 9--Debt. On August 1, the company paid approximately $700 million and assumed $265 million of variable-rate, long-term debt to acquire the double-hulled tankers under construction and the pipelines.

Under the terms of the purchase agreement, Phillips could pay up to $500 million as additional purchase price consideration through December 31, 2004, based on a formula tied to the price of West Texas Intermediate crude oil and to the volumes of oil produced from certain of the businesses acquired. The company made $462 million of such payments for crude oil shipments delivered through December 31, 2000. The remaining $38 million was paid in the first quarter of 2001. The final purchase price was reduced by $212 million as a result of post-closing settlements, $159 million of which Phillips received in 2000.
The company was repaid $26 million and $27 million in January and February 2001, respectively, to settle the remaining post-closing issues. The allocation of the purchase price to specific assets and liabilities, including the estimation of certain contingent liabilities, is still preliminary. Based on the consideration paid to date and a preliminary estimate of the contingent liabilities and appraised value of the properties, plants and equipment acquired, no goodwill has been recorded in the preliminary purchase price allocation.

The following unaudited pro forma summary presents information as if the businesses acquired on April 26, and August 1, 2000, had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion and amortization based on the preliminary allocated purchase price of the businesses acquired;

interest on additional debt incurred; capitalization of interest on major Alaskan projects under development; and adjustments to conform ARCO Alaska's accounting policies to Phillips' policies. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the businesses been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies:

                                            Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                            2000             1999
                                         ------------------------

Revenues                                 $22,344           16,130
Income before income taxes                 4,171            1,612
Net income                                 2,097              875
Net income per share of common stock
  Basic                                     8.24             3.46
  Diluted                                   8.18             3.44
-----------------------------------------------------------------


Note 3--Inventories

Inventories at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                              2000           1999
                                              -------------------

Crude oil                                     $130             24
Petroleum products                              98            121
Chemical products                                -            285
Materials, supplies and other                  129             85
-----------------------------------------------------------------
                                              $357            515
=================================================================


Included were inventories valued on a LIFO basis totaling
$205 million and $229 million at December 31, 2000 and 1999, respectively. The remainder of the company's inventories are valued under various other methods, including first-in, first-out
(FIFO) and weighted average. The excess of current replacement cost over LIFO cost of inventories amounted to $510 million and $599 million at December 31, 2000 and 1999, respectively. During 2000, certain inventory quantity reductions caused a liquidation of LIFO inventory values. This liquidation increased net income by $68 million, of which $66 million was attributable to Phillips' Refining, Marketing and Transportation segment. In 1999, LIFO liquidations increased net income $6 million.

Crude oil inventories were higher at year-end 2000, compared with year-end 1999, primarily due to the acquisition of ARCO's Alaskan businesses. Chemical-product inventories were contributed to Chevron Phillips Chemical Company LLC on July 1, 2000 (see
Note 2--Alaskan Acquisition and Note 4--Investments and Long-Term
Receivables).


Note 4--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                2000         1999
                                              -------------------
Investments in and advances to affiliated
  companies                                   $2,612          770
Long-term receivables                            153          115
Other investments                                234          218
-----------------------------------------------------------------
                                              $2,999        1,103
=================================================================


At December 31, 2000, retained earnings included $111 million related to the undistributed earnings of affiliated companies, and distributions received from affiliates were $2,180 million, $111 million and $78 million in 2000, 1999 and 1998, respectively.


Duke Energy Field Services, LLC

On March 31, 2000, Phillips combined its midstream gas gathering, processing and marketing business with the gas gathering, processing, marketing and natural gas liquids business of Duke Energy Corporation (Duke Energy) forming a new company, Duke Energy Field Services, LLC (DEFS). Duke Energy owns 69.7 percent of the new company, and Phillips owns 30.3 percent. At the close of business on March 31, Phillips began accounting for its investment in the new company on the equity basis. DEFS arranged debt financing and on April 3, 2000, made one-time cash distributions to both Duke Energy and Phillips. Phillips received $1.22 billion. No gain was recognized in connection with the transaction because of Phillips' long-term commitment to purchase natural gas liquids from DEFS.

Phillips' consolidated results of operations include 100 percent of the activity of its gas gathering, processing and marketing business through March 31, 2000, and its 30.3 percent share of DEFS' earnings since that date. Included in the GPM segment's operating results in 2000 was a $41 million benefit, representing the amortization of the $824 million basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. This difference is being amortized over 15 years, consistent with the term of the commitment to purchase natural gas liquids from DEFS.

On August 4, 2000, DEFS, Duke Energy and Phillips agreed to modify the Limited Liability Company Agreement governing DEFS to provide for the admission of a class of preferred members in DEFS. Subsidiaries of Duke Energy and Phillips purchased new preferred member interests for $209 million and $91 million, respectively. The preferred member interests have a 30-year term, will pay a distribution yielding 9.5 percent annually, and contain provisions which require their redemption with any proceeds from an initial public offering.

Summarized financial information for DEFS (100 percent) follows:

                                              Millions of Dollars
                                              -------------------
                                                    April 1, 2000
                                                          Through
                                                December 31, 2000
                                              -------------------

Revenues                                                   $7,654
Income before income taxes                                    321
Net income                                                    318
Current assets                                              1,147
Other assets                                                4,997
Current liabilities                                         1,696
Other liabilities                                           1,728
-----------------------------------------------------------------


The members of DEFS are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.


Chevron Phillips Chemical Company LLC

On July 1, 2000, Phillips and Chevron Corporation (Chevron) combined the companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). In addition to contributing the assets and operations included in the company's Chemicals segment, Phillips also contributed the natural gas liquids business associated with its Sweeny, Texas, Complex. Phillips and Chevron each own 50 percent of the voting and economic interests in CPC, and on July 1, 2000, Phillips began accounting for its investment in CPC using the equity method.

Phillips' consolidated results of operations include 100 percent of the activity of its chemicals business through June 30, 2000, and its 50 percent share of CPC's earnings since that date. Also included in 2000 operating results is a $2 million reduction for the amortization of the $96 million basis difference between the book value of Phillips' contribution to CPC and its 50 percent interest in the equity of CPC. This basis difference is being amortized over 20 years.

In connection with the combination, CPC borrowed $1.67 billion. The proceeds of the borrowing were used to make cash distributions of $835 million each to Phillips and Chevron. Also in connection with the combination, Phillips made a $70 million cash advance to CPC. This non-interest-bearing advance is subject to adjustment up or down if the K-Resin styrene-butadiene copolymer operations contributed by Phillips fail to meet or if they exceed certain pre-established production volume thresholds prior to December 2001. Any portion of the advance not returned to Phillips, or any additional payments, will be treated as part of Phillips' initial capital contribution.

In the fourth quarter of 2000, CPC recorded a property impairment related to its Puerto Rico facility due to the deteriorating outlook for future paraxylene market conditions, and a recent shift in strategic direction at the facility. In addition, a valuation allowance was recorded against a related deferred tax asset. Combined, these two items resulted in a non-cash charge to CPC's earnings of $180 million after-tax. Phillips' share was $90 million.

Summarized financial information for CPC (100 percent) follows:

                                              Millions of Dollars
                                              -------------------
                                                     July 1, 2000
                                                          Through
                                                December 31, 2000
                                              -------------------

Revenues                                                   $3,463
Loss before income taxes                                     (213)
Net loss                                                     (241)
Current assets                                              2,065
Other assets                                                4,608
Current liabilities                                           910
Other liabilities                                           1,920
-----------------------------------------------------------------

The members of CPC are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by CPC is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.


Other Equity Investments

The company owns or owned investments in chemicals, a heavy-oil project, oil and gas transportation, coal mining, and other industries. During the year, certain of Phillips' equity investments were contributed to the CPC and DEFS joint ventures. As a result, the information included in the summarized financial information for other equity companies includes financial information for those equity investments only for those periods prior to the effective dates of the joint ventures.

Summarized financial information for all entities accounted for using the equity method, except DEFS and CPC, follows:

                                           Millions of Dollars
                                       --------------------------
                                         2000      1999      1998
                                       --------------------------

Revenues                               $3,241     3,000     2,792
Income before income taxes                611       652       534
Net income                                412       442       356
Current assets                            438     1,060       790
Other assets                            2,967     3,692     3,460
Current liabilities                       510       805       738
Other liabilities                       1,749     1,855     1,280
-----------------------------------------------------------------


Merey Sweeny, L.P.

In August 1998, Merey Sweeny, L.P. (MSLP) was formed to build and own a 58,000-barrel-per-day coker, vacuum unit and related facilities located at Phillips' Sweeny Complex. The coker unit was tied in to the facility during the third quarter of 2000, and was operational by the early part of the fourth quarter.
Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold an indirect 50 percent interest in Merey Sweeny, L.P. In 1998 and 2000, the limited partnership issued $25 million of tax-exempt bonds due 2018 and 2020, respectively. Phillips' December 31, 2000 and 1999, balance sheets included $25 million and $12.5 million, respectively, of long-term debt related to the company's direct guarantee of its 50 percent share of these financings. During 1999, MSLP issued $350 million of 8.85% Bonds due 2019 and entered into a 15-year,

$80 million bank facility. At December 31, 2000, nothing had been drawn under the bank facility. The proceeds of the bond issues were used to fund the construction of the coker and related refinery improvements. Any additional expenditures will be funded through the bank facility, equity contributions or cash from operations. In connection with any financing, the partners made capital contributions to the partnership on a pro rata joint-and-several basis to the extent necessary to successfully complete construction. Once startup certification is achieved (expected in the second quarter of 2001) the bonds become non-recourse with respect to the two owners and the owners of the bonds can look only to MSLP's cash flows for payment.


Hamaca Holding LLC

During 2000, Phillips and Texaco Inc. formed Hamaca Holding LLC, which holds the companies' ownership interests in the Hamaca heavy-oil project in Venezuela. Hamaca Holding LLC will participate, on behalf of its owners, in both the development of the heavy-oil field and the operations to upgrade the heavy oil into a marketable medium-grade oil and in the expected placement of joint project financing. Phillips owns approximately
57 percent of the joint venture and accounts for it using the equity method of accounting, as control is shared equally with Texaco.


Note 5--Properties, Plants and Equipment

The company's investment in properties, plants and equipment
(PP&E), with accumulated depreciation, depletion and amortization
(DD&A), at December 31 was:

                              Millions of Dollars
             -----------------------------------------------------
                        2000                        1999
             -------------------------    ------------------------
               Gross               Net     Gross               Net
                PP&E     DD&A     PP&E      PP&E     DD&A     PP&E
             -------------------------    ------------------------

E&P          $19,217    7,185   12,032    12,326    6,744    5,582
GPM                -        -        -     2,316    1,275    1,041
RM&T           4,708    2,174    2,534     4,611    2,131    2,480
Chemicals          -        -        -     2,963    1,210    1,753
Corporate
  and Other      458      240      218       512      282      230
------------------------------------------------------------------
             $24,383    9,599   14,784    22,728   11,642   11,086
==================================================================

Net properties, plants and equipment increased approximately $3.7 billion during 2000, primarily due to the acquisition of ARCO's Alaskan businesses in 2000 (see Note 2--Alaskan Acquisition). The increase resulting from this acquisition was partially offset by the company's contributions of its gas gathering, processing and marketing assets to the DEFS joint venture on March 31, 2000, and its chemicals business to CPC on July 1, 2000 (see Note 4--Investments and Long-Term Receivables for additional information on the DEFS and CPC transactions).


Note 6--Comprehensive Income

When Phillips adopted FASB Statement No. 130, "Reporting
Comprehensive Income," the company elected to display comprehensive income and its components in its Statement of Changes in Common Stockholders' Equity.

                                         Millions of Dollars
                                   ------------------------------
                                                   Tax
                                   Before-Tax  Expense  After-Tax
                                   ------------------------------
2000
Unrealized loss on securities            $ (2)      (1)        (1)
Foreign currency translation
  adjustments                             (68)       -        (68)
-----------------------------------------------------------------
Other comprehensive income               $(70)      (1)       (69)
=================================================================

1999
Unrealized gain on securities
    Unrealized gain arising
      during the period                  $  3        1          2
    Less: reclassification
      adjustment for gains
      realized in net income                6        2          4
-----------------------------------------------------------------
        Net unrealized gain                (3)      (1)        (2)
Foreign currency translation
  adjustments                             (16)       -        (16)
-----------------------------------------------------------------
Other comprehensive income               $(19)      (1)       (18)
=================================================================

1998
Unrealized gain on securities            $ 14        5          9
Foreign currency translation
  adjustments                             (14)       -        (14)
-----------------------------------------------------------------
Other comprehensive income               $  -        5         (5)
=================================================================


Deferred taxes have not been provided on temporary differences related to foreign currency translation adjustments for investments in certain foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

Unrealized gains on securities relate to available-for-sale securities held by the irrevocable grantor trusts that fund the company's domestic, non-qualified supplemental key employee pension plans (see Note 15--Employee Benefit Plans). The company has no trading securities.


Note 7--Property Impairments

During 2000, 1999 and 1998, the company recognized the following before-tax impairment charges:

                                             Millions of Dollars
                                             --------------------
                                             2000    1999    1998
                                             --------------------

Venezuela E&P--Ambrosio field                $ 87       -       -
U.S. E&P properties, primarily Gulf
  of Mexico and Gulf Coast area                13      11     231
United Kingdom E&P offshore properties          -      30     147
Other foreign E&P                               -      28      15
Chemical assets                                 -       -       7
Corporate assets                                -       -       3
-----------------------------------------------------------------
                                             $100      69     403
=================================================================


After-tax, the above impairment charges by segment were:

                                             Millions of Dollars
                                             --------------------
                                             2000    1999    1998
                                             --------------------

E&P                                           $95      34     267
Chemicals                                       -       -       5
Corporate                                       -       -       2
-----------------------------------------------------------------
                                              $95      34     274
=================================================================


The company impaired its Ambrosio field, located in Lake Maracaibo, Venezuela, in 2000. The Ambrosio field exploitation program did not achieve originally premised results. In the third quarter of 2000, Phillips incorporated development drilling results into a study of the entire field. Based on that study, there was no likely economic scenario that would allow Phillips to recover its total investment in the Ambrosio field. The
$87 million impairment charge was based on the difference between the net book value of the investment and the discounted value of estimated future cash flows. The remaining property impairments in 2000 were related to fields in the United States, and were prompted by disappointing drilling results or negative oil and gas reserve revisions.

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


Note 8--Accrued Dismantlement, Removal and Environmental Costs

At December 31, 2000 and 1999, the company had accrued
$681 million and $688 million, respectively, of dismantlement and removal costs, primarily related to worldwide offshore production facilities and to production facilities in Alaska. Estimated total future dismantlement and removal costs at December 31, 2000, were $2,605 million, compared with $1,037 million in 1999. The increase was primarily due to the Alaskan acquisition. These costs are accrued primarily on the unit-of-production method.

Phillips had accrued environmental costs, primarily related to cleanup of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations, and remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO, of $78 million and $25 million at December 31, 2000 and 1999, respectively.
Phillips had also accrued $40 million and $29 million of environmental costs associated with discontinued or sold operations at December 31, 2000 and 1999, respectively. Also,
$6 million and $5 million were included at December 31, 2000 and 1999, respectively, for sites where the company has been named a Potentially Responsible Party. At December 31, 2000 and 1999,
$3 million had been accrued for other environmental litigation. Total environmental accruals at December 31, 2000 and 1999, were $127 million and $62 million, respectively. The 2000 increase in accrued environmental costs of $65 million over 1999 was primarily driven by an accrual to cover remediation activities required by the state of Alaska, at exploration and production sites formerly owned by ARCO. Because this accrual relates to environmental conditions that existed when Phillips acquired the properties on April 26, 2000, the charge impacts the determination and allocation of the purchase price of the acquisition, not the company's net income. This accrual is still preliminary and will be adjusted to its final amount in the first quarter of 2001.

Of the total $808 million of accrued dismantlement, removal and environmental costs at December 31, 2000, $106 million was classified as a current liability on the balance sheet, under the caption "Other accruals." At year-end 1999, $66 million was classified as current.

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

Note 9--Debt

Long-term debt at December 31 was:

                                             Millions of Dollars
                                            ---------------------
                                              2000           1999
                                            ---------------------

9 3/8% Notes due 2011                       $  350            350
9.18% Notes due September 15, 2021             300            300
9% Notes due 2001                              250            250
8.75% Notes due 2010                         1,344              -
8.5% Notes due 2005                          1,147              -
8.86% Notes due May 15, 2022                   250            250
8.49% Notes due January 1, 2023                250            250
7.92% Notes due April 15, 2023                 250            250
7.20% Notes due November 1, 2023               250            250
7.125% Debentures due March 15, 2028           295            295
7% Debentures due 2029                         199            198
6.65% Notes due March 1, 2003                  100            100
6.65% Debentures due July 15, 2018             299            299
6 3/8% Notes due 2009                          300            300
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 due 2007                          18             19
Commercial paper and revolving debt due
  to banks and others through 2005 at
  6.15% - 7.9%                                 515            767
Guarantee of LTSSP bank loan payable
  at 6.375% - 7.1%                             349            378
Note payable to Merey Sweeny, L.P. at 7%       111              -
Marine Terminal Revenue Refunding Bonds
  at 4.20% - 5.05%                             265              -
Other obligations                               42             46
-----------------------------------------------------------------
Total debt                                   6,884          4,302
Notes payable and long-term debt due
  within one year                             (262)           (31)
-----------------------------------------------------------------
Long-term debt                              $6,622          4,271
=================================================================


Maturities in 2001 through 2005 are: $262 million (included in current liabilities), $19 million, $104 million, $4 million and $1,651 million, respectively.

During 2000, Phillips issued $1.15 billion of 8.5% Notes due 2005, and $1.35 billion of 8.75% Notes due 2010, in the public markets, and assumed $265 million in variable-rate, long-term debt as part of the purchase of ARCO's Alaskan businesses. The weighted-average interest rate in effect on the assumed debt at December 31, 2000, was 4.5 percent.

On October 30, 2000, Phillips entered into two new bank credit facilities: a five-year credit agreement providing for commitments not to exceed $500 million, and a 364-day credit agreement for commitments not to exceed $1 billion. The new credit facilities are available either as direct bank borrowings or as support for the issuance of commercial paper. These new credit facilities, combined with the company's $1.5 billion revolving credit facility expiring in May 2002, provide Phillips with a total of $3 billion in bank credit facilities.

At December 31, 2000, Phillips had $515 million of commercial paper outstanding, supported by the long-term credit facilities.
This amount approximates fair market value.

As of December 31, 2000, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, had reduced debt outstanding under its two $300 million revolving credit facilities to zero. These two credit facilities expire in November 2001 and June 2004.

In the fourth quarter of 2000, Phillips incurred a $111 million note payable to MSLP in exchange for improvements funded by MSLP on selected units of the Sweeny refinery.

Depending on the credit facility, borrowings may bear interest at a margin above rates offered by certain designated banks in the London interbank market or at margins above certificate of deposit or prime rates offered by certain designated banks in the United States. The agreements call for commitment fees on available, but unused, amounts. The agreements also contain early termination rights if the company's current directors or their approved successors cease to be a majority of the Board of Directors (Board).

At December 31, 2000, $349 million was outstanding under the company's LTSSP term loan, which will require annual installments beginning in 2006 and continue through 2015. Under this bank loan, any participating bank in the syndicate of lenders may cease to participate on December 5, 2004, by giving not less than 180 days' prior notice to the LTSSP and the company. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 2005.

Each bank participating in the LTSSP loan has the optional right, if the current company directors or their approved successors cease to be a majority of the Board, and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice. (See Note 15-- Employee Benefit Plans for additional discussion of the LTSSP.)

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

Note 11--Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts Held for Purposes
Other Than Trading

The company and certain of its subsidiaries may use financial and commodity-based derivative contracts to manage exposures to currency and commodity price fluctuations. For every derivative contract used, there is an offsetting physical or financial position, firm commitment or anticipated transaction. Neither Phillips nor its subsidiaries hold or issue derivative financial instruments with leveraged features. In 2000 and 1999, the net realized and unrealized gains and losses from derivative contracts were not material to the company's financial statements.

Financial Derivative Contracts--The company on occasion uses forward exchange contracts or collars to manage exposures to currency exchange rate fluctuations associated with certain assets, liabilities and firm commitments. Forward exchange contracts are adjusted monthly to fair market value, with recognition of the resulting gains and losses that offset the gains and losses on the underlying exposures. The following table summarizes the company's significant currency hedging activities at December 31. The notional volumes represent only the amounts hedged, not the net market exposure of the items hedged, which is significantly less.

                                           Notional Volume Positions
                                           -------------------------
                                                    Millions
                                 Class of  -------------------------
                               Derivative  2000                 1999
                               ----------  -------------------------
Source of Foreign Currency Risk
Anticipated purchase of
  Australian dollars with
  U.S. dollars to fund             Option
  Australian acquisition           Collar   133 AUD                -
--------------------------------------------------------------------
Swap of Norwegian kroner
  for U.S. dollars to fund
  U.S. dollar-denominated
  loan to U.S. parent               Swaps    10 USD                -
--------------------------------------------------------------------


Commodity Derivative Contracts--Phillips uses commodity-based swaps and futures to manage exposures to commodity price fluctuations. The following table summarizes the company's significant commodity hedging activities at December 31. The notional volumes represent only the amounts hedged, not the net market exposure of the items hedged, which is significantly less.

                                          Notional Volume Positions
                                Class of  -------------------------
                              Derivative   2000                1999
                              ----------  -------------------------
Source of Commodity Price Risk
Crude oil (thousands of
  barrels)
    Timing differences between
      purchases and refining     Futures  1,953               1,742
-------------------------------------------------------------------
Refined products (thousands
  of barrels)
    Feedstock-to-product
      margins                      Swaps      -               4,854
                                 Futures      -                  25
-------------------------------------------------------------------


All of the company's open derivative positions on December 31, 2000, closed by February 2001.


Credit Risk

The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and over-the-counter derivative contracts. Phillips' cash equivalents are placed in high-quality money market funds and time deposits with major international banks and financial institutions, limiting the company's exposure to concentrations of credit risk. The company's trade receivables result primarily from its petroleum and chemicals operations and reflect a broad customer base, both nationally and internationally. The company also routinely assesses the financial strength of its customers.

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

Certain company financial instruments at December 31 were:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------  -------------
                                     2000     1999   2000    1999
                                   ---------------  -------------
Financial assets
  Futures                          $    1        1      1       1
  Swaps                                 *        -      *      12
  Collars                               *        -      *       -
Financial liabilities
  Total debt, including
    current maturities              6,884    4,302  7,153   4,224
  Mandatorily redeemable
    preferred securities              650      650    567     591
  Swaps                                 -        -      -       *
-----------------------------------------------------------------
*Indicates amount was less than $1 million.

New Accounting Standard

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" (as amended, the Statement). On January 1, 2001, the company adopted the provisions of the Statement, which broadly expands the definition of a derivative and requires that all financial instruments meeting this new definition be recorded on the balance sheet at fair market value.

Recognition of the gain or loss that results from recording and adjusting a derivative to fair market value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives that are not used as hedges must be recognized immediately in earnings. If a derivative is used to hedge the fair value of an asset, liability, or firm commitment, the gains or losses from adjusting the derivative to its market value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivatives hedging cash flows will be recorded in other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the change in the value of the derivative exceeds the change in the anticipated cash flows of the hedged transaction, the excess gains or losses will be recognized immediately in earnings.

Based on a review of the company's contracts and financial instruments to identify provisions that meet the Statement's new definition of an embedded derivative, and a review of the derivatives held at December 31, 2000, Management does not anticipate that the adoption of the Statement will have a material impact on the company's financial statements.


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


Preferred Stock

Phillips has 300 million shares of preferred stock authorized, none of which was issued or outstanding at December 31, 2000 or 1999.

Note 13--Preferred Share Purchase Rights

Phillips' Board of Directors authorized and declared a dividend of one preferred share purchase right for each common share outstanding on August 1, 1999, and authorized and directed the issuance of one right per common share for any shares issued after that date. The rights, which expire July 31, 2009, will be exercisable only if a person or group acquires 15 percent or more of the company's common stock or announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercise price of $180. In addition, the rights enable holders to either acquire additional shares of Phillips common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The rights may be redeemed by the company in whole, but not in part, for one cent per right.


Note 14--Non-Mineral Operating Leases

The company leases ocean transport vessels, tank railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. At December 31, 2000, future minimum rental payments due under non-cancelable operating leases were:

                                                         Millions
                                                       of Dollars
                                                       ----------

2001                                                       $  143
2002                                                          136
2003                                                          145
2004                                                          185
2005                                                          266
Remaining years                                               438
-----------------------------------------------------------------
Total minimum lease payments                                1,313
Less income from subleases                                    218
-----------------------------------------------------------------
Net minimum lease payments                                 $1,095
=================================================================


Operating lease rental expense for years ended December 31 was:

                                           Millions of Dollars
                                         ------------------------
                                         2000      1999      1998
                                         ------------------------

Total rentals                            $128       143       137
Less sublease rentals                       2         2         2
-----------------------------------------------------------------
                                         $126       141       135
=================================================================

Note 15--Employee Benefit Plans

Pension and Postretirement Plans

An analysis of the projected benefit obligations for the company's pension plans and accumulated benefit obligations for its postretirement health and life insurance plans follows:

                                       Millions of Dollars
                                ---------------------------------
                                Pension Benefits   Other Benefits
                                ----------------   --------------
                                  2000      1999   2000      1999
                                ----------------   --------------
Change in Benefit Obligation
Benefit obligation at January 1 $1,314     1,430    132       142
Service cost                        48        58      2         3
Interest cost                       98        96      9         9
Plan participant contributions       1         2     11         9
Plan amendments                     32        11      -         -
Actuarial loss/(gain)               65      (123)    13        (9)
Acquisitions                        18         -      1         -
Divestitures                       (64)        -     (6)        -
Benefits paid                     (103)     (127)   (24)      (22)
Curtailment                          -        (7)     1         -
Settlement                          (4)       (7)     -         -
Recognition of termination
  benefits                           6         1      1         -
Foreign currency exchange
  rate change                      (34)      (20)     -         -
-----------------------------------------------------------------
Benefit obligation at
  December 31                   $1,377     1,314    140       132
=================================================================
Accumulated benefit
  obligation portion of
  above at December 31          $1,136       981
================================================

Change in Fair Value of
  Plan Assets
Fair value of plan assets at
  January 1                     $1,230     1,162     23        26
Actual return on plan assets        (7)      150      -         1
Divestitures                       (40)        -      -         -
Company contributions               56        69     10         9
Plan participant contributions       1         2     11         9
Benefits paid                     (103)     (127)   (24)      (22)
Settlement                          (4)       (7)     -         -
Foreign currency exchange
  rate change                      (36)      (19)     -         -
-----------------------------------------------------------------
Fair value of plan assets at
  December 31                   $1,097     1,230     20        23
=================================================================

                                       Millions of Dollars
                                ---------------------------------
                                Pension Benefits   Other Benefits
                                ----------------   --------------
                                 2000       1999   2000      1999
                                ----------------   --------------
Funded Status
Excess obligation               $(280)       (84)  (120)     (109)
Unrecognized net actuarial
  loss/(gain)                     121        (75)    19         8
Unrecognized prior service cost    64         56     (5)      (10)
Unrecognized net transition
  asset                             -         (7)     -         -
-----------------------------------------------------------------
Total recognized amount in the
  consolidated balance sheet    $ (95)      (110)  (106)     (111)
=================================================================

Components of above amount:
    Prepaid benefit cost        $  40         35      -         -
    Accrued benefit liability    (135)      (145)  (106)     (111)
-----------------------------------------------------------------
Total recognized                $ (95)      (110)  (106)     (111)
=================================================================

Weighted-Average Assumptions
  as of December 31
Discount rate                    7.20%      7.30   7.25      7.50
Expected return on plan assets   9.10       9.20   6.25      6.40
Rate of compensation increase    4.00       4.00   4.00      4.00
-----------------------------------------------------------------


As of December 31, 2000, the health care cost trend rate is assumed to decrease gradually from 10 percent in 2001 to 8 percent in 2004. No increases in medical costs are assumed for years beginning in 2005 because of a provision in the health plan that freezes the company's contribution at 2004 levels.

                                       Millions of Dollars
                              -----------------------------------
                               Pension Benefits   Other Benefits
                              -----------------  ----------------
                               2000  1999  1998  2000  1999  1998
                              -----------------  ----------------
Components of Net Periodic
  Benefit Cost
Service cost                  $  48    58    56     2     3     3
Interest cost                    98    96    91     9     9     8
Expected return on plan
  assets                       (109) (107)  (91)   (1)   (2)   (2)
Amortization of prior
  service cost                    6     5     4    (3)   (7)   (7)
Recognized net actuarial
  loss/(gain)                    (5)   18    15     1     2     2
Amortization of net asset        (7)   (7)   (7)    -     -     -
-----------------------------------------------------------------
Net periodic benefit cost     $  31    63    68     8     5     4
=================================================================

The company recorded settlement losses of $8 million in 1999 and $2 million in 1998. No settlement losses were recorded in 2000.

In determining net pension and other postretirement benefit costs, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years.

At December 31, 2000, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for those tax-qualified pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were $890 million, $739 million, and $683 million, respectively.

At December 31, 1999, the projected benefit obligation and fair value of plan assets for those tax-qualified pension plans with projected benefit obligations in excess of plan assets were $824 million and $784 million, respectively.

The company's domestic non-qualified supplemental key employee plans are funded by means of irrevocable grantor trusts, not out of the assets reflected in the above table. The grantor trusts are funded based on actuarial calculations performed by an independent actuary. The projected and accumulated benefit obligations for the non-qualified plans were $105 million and $77 million, respectively, as of December 31, 2000, and $83 million and $60 million, respectively, as of December 31, 1999.

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

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the 2000 amounts:

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
-----------------------------------------------------------------

Termination Benefits

The company recorded the following before-tax charges in connection with work force reductions:

                                            Millions of Dollars
                                           ----------------------
                                           2000     1999     1998
                                           ----------------------

Severance costs                             $13        9       73
Termination benefits                          6        1       14
Curtailment losses                            1        -        6
-----------------------------------------------------------------
                                            $20       10       93
=================================================================


Defined Contribution Plans

Most employees may elect to participate in the company-sponsored Thrift Plan by contributing a portion of their earnings to any of several investment funds. A percentage of the employee contribution is matched by the company. Company contributions charged to expense were $6 million each in 2000, 1999 and 1998.

The company's LTSSP is a leveraged employee stock ownership plan. Most employees may elect to participate in the LTSSP by contributing 1 percent of their salaries and receiving an allocation of shares of common stock proportionate to their contributions. In 1990, the LTSSP borrowed funds that were used to purchase previously unissued shares of company common stock. Since the company guarantees the LTSSP's borrowings, the unpaid balance is reported as a liability of the company and unearned compensation is shown as a reduction of common stockholders' equity. Dividends on all shares are charged against retained earnings. The debt is serviced by the LTSSP from company contributions and dividends received on certain shares of common stock held by the plan. The shares held by the LTSSP are released for allocation to participant accounts based on debt service payments on LTSSP borrowings. In addition, during the period from 1999 through 2005, when no debt principal payments are scheduled to occur, the company has committed to make direct contributions of stock to the LTSSP, or make prepayments on LTSSP borrowings, to ensure a certain minimum level of stock allocation to participant accounts.

The company recognizes interest expense as incurred and compensation expense based on the fair market value of the stock contributed or on the cost of the unallocated shares released, using the shares-allocated method. The company recognized total LTSSP expense of $40 million, $35 million and $26 million in 2000, 1999 and 1998, respectively, all of which was compensation expense. The company made cash contributions to the LTSSP in 2000 of $23 million and in 1998 of $15 million. In 2000 and 1999, the company contributed 508,828 shares and 767,605 shares, respectively, of Phillips common stock from the Compensation and Benefits Trust. The shares had a fair market value of $24 million and $36 million, respectively. Dividends used to service debt were $32 million, $41 million and $38 million in 2000, 1999 and 1998, respectively.

These dividends reduced the amount of expense recognized each period. Interest incurred on the LTSSP debt in 2000, 1999 and 1998 was $26 million, $22 million and $25 million, respectively.

The total LTSSP shares as of December 31 were:

                                               2000          1999
                                         ------------------------
Unallocated shares                        9,318,949    10,111,006
Allocated shares                         16,090,976    17,495,096
-----------------------------------------------------------------
Total LTSSP shares                       25,409,925    27,606,102
=================================================================


Stock-Based Compensation Plans

Under the Omnibus Securities Plan (the Plan) approved by shareholders in 1993, stock options and stock awards for certain employees are authorized for up to eight-tenths of 1 percent (0.8 percent) of the total issued and outstanding shares as of December 31 of the year preceding the awards. Any shares not issued in the current year are available for future grant. The Plan could result in an 8 percent dilution of stockholders' interest if all available shares are awarded over the 10-year life of the Plan. The Plan also provides for non-stock-based awards. Stock-based compensation expense recognized in connection with the Plan was $23 million, $8 million and $4 million in 2000, 1999 and 1998, respectively.

Shares of stock awarded under the Plan were:

                                         2000      1999      1998
                                      ---------------------------

Shares                                319,726    97,979   116,264
Weighted-average fair value            $46.98     41.53     46.35
-----------------------------------------------------------------

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

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
(APB No. 25), and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Because the exercise price of Phillips' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. If the provisions of FASB Statement No. 123 had been applied, net income would have been reduced $12 million, $10 million and $8 million in 2000, 1999 and 1998, respectively. Basic and diluted earnings per share would have been reduced
$.05 in 2000, $.04 in 1999 and $.03 in 1998.  The average grant-
date fair values of options awarded during 2000, 1999 and 1998 were $16.00, $9.92 and $8.65, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yields of 2.5 percent in 2000, and 3 percent in 1999 and 1998; expected life of five years in all years; expected volatility of 26 percent in 2000, and 21 percent in 1999 and 1998; and risk-free interest rate of 5.9 percent in 2000, 6.0 percent in 1999 and 4.8 percent in 1998.

A summary of Phillips' stock option activity follows:

                                                 Weighted-Average
                                       Options     Exercise Price
                                    ----------   ----------------

Outstanding at December 31, 1997     6,916,251             $32.07
Granted                              2,871,695              45.40
Exercised                             (740,019)             25.79
Forfeited                              (38,699)             43.01
----------------------------------------------   ----------------
Outstanding at December 31, 1998     9,009,228             $36.79
Granted                              2,010,980              47.09
Exercised                           (1,086,976)             27.45
Forfeited                              (88,708)             46.15
----------------------------------------------   ----------------
Outstanding at December 31, 1999     9,844,524             $39.84
Granted                              1,299,500              61.85
Exercised                           (1,223,779)             30.79
Forfeited                              (57,278)             47.06
----------------------------------------------   ----------------
Outstanding at December 31, 2000     9,862,967             $43.82
==============================================   ----------------

Outstanding at December 31, 2000
                                        Weighted-Average
                               ----------------------------------
Exercise Prices      Options   Remaining Lives     Exercise Price
----------------   ---------   ---------------     --------------

$22.57 to $31.44   1,754,047        3.16 years             $29.42
$32.25 to $44.91   2,159,234        5.86 years              38.69
$45.75 to $64.32   5,949,686        8.25 years              49.93
-----------------------------------------------------------------


Exercisable at December 31
                                                 Weighted-Average
                   Exercise Prices      Options    Exercise Price
                  ----------------    ---------  ----------------

2000              $22.57 to $31.44    1,754,047            $29.42
                  $32.25 to $44.91    1,674,129             37.49
                  $45.75 to $62.57    2,029,352             46.46
-----------------------------------------------------------------
1999              $22.57 to $31.44    2,661,456            $28.69
                  $32.25 to $44.91    1,277,554             36.85
                  $45.75 to $50.72      962,881             46.18
-----------------------------------------------------------------
1998              $12.82 to $31.44    3,360,416            $27.83
                  $32.25 to $50.72    1,012,356             38.04
-----------------------------------------------------------------


Compensation and Benefits Trust (CBT)

The CBT is an irrevocable grantor trust, administered by an independent trustee and designed to acquire, hold and distribute shares of the company's common stock to fund certain future compensation and benefit obligations of the company. The CBT does not increase or alter the amount of benefits or compensation that will be paid under existing plans, but offers the company enhanced financial flexibility in providing the funding requirements of those plans. Phillips also has flexibility in determining the timing of distributions of shares from the CBT to fund compensation and benefits, subject to a minimum distribution schedule. The trustee votes shares held by the CBT in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

The company sold 29.2 million shares of previously unissued Phillips common stock, $1.25 par value, to the CBT in 1995 for $37 million of cash, previously contributed to the CBT by Phillips, and a promissory note from the CBT to Phillips of $952 million. The CBT is consolidated by Phillips, therefore the cash contribution and promissory note are eliminated in consolidation. Shares held by the CBT are valued at cost and do not affect earnings per share or total common stockholders' equity until after they are transferred out of the CBT. In 2000 and 1999, shares transferred out of the CBT were 508,828 and 767,605, respectively. At December 31, 2000, 27.8 million shares remained in the CBT. All shares are required to be transferred out of the CBT by January 1, 2021.


Note 16--Taxes

Taxes charged to income were:

                                            Millions of Dollars
                                         ------------------------
                                           2000     1999     1998
                                         ------------------------
Taxes Other Than Income Taxes
Property                                 $  111       82       81
Production                                  278       58       41
Payroll                                      54       60       57
Environmental                                12       16       33
Other                                        13       15       14
-----------------------------------------------------------------
                                            468      231      226
-----------------------------------------------------------------
Income Taxes
Federal
  Current                                   477       42        4
  Deferred                                  224       91      (50)
Foreign
  Current                                   965      302      170
  Deferred                                  127      127       44
State and local
  Current                                   100        7        8
  Deferred                                   14        7        8
-----------------------------------------------------------------
                                          1,907      576      184
-----------------------------------------------------------------
Total taxes charged to income            $2,375      807      410
=================================================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                2000         1999
                                              -------------------
Deferred Tax Liabilities
Depreciation, depletion and amortization      $2,037        2,321
Investment in joint ventures                     564          108
Other                                             52           39
-----------------------------------------------------------------
Total deferred tax liabilities                 2,653        2,468
-----------------------------------------------------------------
Deferred Tax Assets
Contingency accruals                              37           49
Benefit plan accruals                            272          241
Accrued dismantlement, removal and
  environmental costs                            262          260
Other financial accruals and deferrals            52           87
Alternative minimum tax and other
  credit carryforwards                           241          430
Loss carryforwards                               323          429
Other                                             78           45
-----------------------------------------------------------------
Total deferred tax assets                      1,265        1,541
Less valuation allowance                         315          328
-----------------------------------------------------------------
Net deferred tax assets                          950        1,213
-----------------------------------------------------------------
Net deferred tax liabilities                  $1,703        1,255
=================================================================


Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. Based on the company's historical taxable income, its expectations for the future, and available tax-planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as reductions in future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration. At December 31, 2000 and 1999, these temporary differences were $270 million and $212 million, respectively. Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and foreign income before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

                                                      Percent of
                            Millions of Dollars      Pretax Income
                            -------------------  --------------------
                              2000  1999   1998   2000    1999   1998
                            -------------------  --------------------
Income before income taxes
  United States             $2,062   398    140   54.7%   33.6   33.3
  Foreign                    1,707   787    281   45.3    66.4   66.7
---------------------------------------------------------------------
                            $3,769 1,185    421  100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax                $1,319   415    147   35.0%   35.0   35.0
Foreign taxes in excess of
  federal statutory rate       572   225    153   15.2    19.0   36.3
Credit for producing fuel
  from a non-conventional
  source                       (43)  (43)   (29)  (1.2)   (3.6)  (6.9)
Tax settlements                  -   (19)   (85)     -    (1.6) (20.2)
State income tax                74     9     10    2.0      .7    2.4
Other                          (15)  (11)   (12)   (.4)    (.9)  (2.9)
---------------------------------------------------------------------
                            $1,907   576    184   50.6%   48.6   43.7
=====================================================================


Excise taxes accrued on the sale of petroleum products were $1,531 million, $1,514 million and $1,410 million for the years ended December 31, 2000, 1999 and 1998, respectively. These taxes are excluded from reported revenues and expenses.

Tax Settlement--In December 1998, agreement was achieved with the Internal Revenue Service on certain tax issues for years 1987 through 1992. As a result, net income was increased in 1998 by $115 million.

Note 17--Cash Flow Information

                                           Millions of Dollars
                                         ------------------------
                                           2000     1999     1998
                                         ------------------------
Non-Cash Investing and Financing
  Activities
Deferred payment obligation to purchase
  property, plant and equipment          $    -       27        8
Note payable to purchase property,
  plant and equipment                       111        -        -
Investment in property, plant and
  equipment through assumption of a
  non-cash liability                         28        -        -
Investment in property, plant and
  equipment of ARCO's Alaskan
  businesses through the assumption of
  net non-cash liabilities of the
  acquired businesses                       472        -        -
Company stock issued (canceled) under
  compensation and benefit plans             23       20       (2)
Change in fair value of securities            3       15       28
Fair market value of property, plant
  and equipment exchanged in monetary
  transactions                                -        3        8
Investment in equity affiliates through
  exchange of non-cash assets and
  liabilities*                            4,272        8       14
Net book value of property, plant and
  equipment involved in oil and gas
  property non-monetary exchanges             -      120        4
Investment in equity affiliate
  through direct guarantee of debt           13        -       13
Accrued repurchase of company common
  stock                                       -        -       13
Investment sold in exchange for a
  receivable                                  -        -        9
-----------------------------------------------------------------
Cash Payments
Interest
    Debt                                 $  294      256      170
    Taxes and other                          29       19        7
-----------------------------------------------------------------
                                         $  323      275      177
=================================================================
Income taxes                             $1,066      184      436
-----------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with the gas gathering, processing, marketing and natural gas liquids business of Duke Energy into DEFS and on July 1, 2000, Phillips and Chevron combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into CPC. See Note 4-- Investments and Long-Term Receivables.

Note 18--Receivables Monetization

At December 31, 2000, the company had an agreement with a bank-sponsored entity for the revolving sale of undivided interests in a pool of up to $400 million of credit card and trade receivables. Interests retained in the pool of receivables were measured and recorded at face value, which is also fair value. The company also incurred a limited recourse obligation for bad debt experience, which is recorded at a fair value that is equal to estimated bad debt experience rates. Total cash flows received from and paid to the bank-sponsored entity in 2000 were as follows:
                                                         Millions
                                                       of Dollars
                                                       ----------

Receivables sold at January 1, 2000                       $   183
New receivables sold                                        5,966
Cash collections remitted                                  (5,749)
-----------------------------------------------------------------
Receivables sold at December 31, 2000                     $   400
=================================================================
Discounts and other fees paid on
  revolving balances                                      $    18
-----------------------------------------------------------------


In addition to the above, in December 2000, the company sold $100 million of receivables from its E&P segment to a bank-sponsored entity under a non-revolving agreement. The cash collected on these E&P receivables was remitted to the bank-sponsored entity in January 2001.

Note 19--Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          2000     1999      1998
                                         ------------------------
Interest
Incurred
    Debt                                 $ 511      310       238
    Other                                   32       18        10
-----------------------------------------------------------------
                                           543      328       248
Capitalized                               (174)     (49)      (48)
-----------------------------------------------------------------
Expensed                                 $ 369      279       200
=================================================================

Research and Development
  Expenditures--expensed                 $  43       50        62
-----------------------------------------------------------------

Cash Dividends paid per
  common share                           $1.36     1.36      1.36
-----------------------------------------------------------------

Foreign Currency Transaction
  Gains/(Losses)--after-tax
E&P                                      $ (10)       3       (17)
RM&T                                        (3)       -         -
Chemicals                                   (1)      (1)        1
Corporate and Other                        (25)     (12)        2
-----------------------------------------------------------------
                                         $ (39)     (10)      (14)
=================================================================

Note 20--Related Party Transactions

Significant transactions with affiliated parties were:

                                            Millions of Dollars
                                         ------------------------
                                           2000     1999     1998
                                         ------------------------

Operating revenues (a)                   $1,573      882      726
Purchases (b)                             1,292      340      310
Operating expenses (c)                       97       44       54
Selling, general and
  administrative
  expenses (d)                               66      114      126
Interest income (e)                           5        9        9
Interest expense (f)                          2        -        -
-----------------------------------------------------------------


(a) Phillips' E&P segment sells natural gas to DEFS for processing and marketing. The company sells natural gas liquids, solvents and petrochemical feedstocks to CPC and charges CPC for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities at its refining operations.

(b) Phillips purchases natural gas and natural gas liquids from DEFS and CPC for use in its refinery processes and other feedstocks from various affiliates.

(c) Phillips pays processing fees to various affiliates.

(d) Phillips charges both DEFS and CPC for corporate services provided to the two equity companies under transition service agreements. Phillips pays fees to its pipeline equity companies for transporting product. Phillips pays processing and common facility fees to its affiliates.

(e) Prior to July 1, 2000, Phillips earned interest on loans to certain affiliates, primarily Sweeny Olefins Limited
    Partnership.

(f) Phillips paid interest to Merey Sweeny, L.P. for a loan related to improvements at the Sweeny Complex.

Elimination of the company's equity percentage share of profit or loss on the above transactions was not material.

Note 21--Segment Disclosures and Related Information

Phillips has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At December 31, 2000, E&P was producing in the United States; the Norwegian, Danish and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea; and offshore China.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes natural gas produced by Phillips and others. On March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas gathering, processing, marketing and natural gas liquids business of Duke Energy into a new company, Duke Energy Field Services, LLC (DEFS). Effective at the close of business on March 31, 2000, Phillips' GPM segment consisted primarily of its equity investment in DEFS (see Note 4-- Investments and Long-Term Receivables).

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. This segment also fractionates and markets natural gas liquids. The company has three U.S. refineries--two in Texas and one in Utah.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. On
     July 1, 2000, Phillips and Chevron combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPC). Effective at the close of business on July 1, 2000, Phillips' Chemicals segment consisted primarily of its equity investment in CPC (see
     Note 4--Investments and Long-Term Receivables).

Corporate and Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts (see Note 12--Preferred Stock); certain eliminations; and various other corporate activities, such as the company's captive insurance subsidiary and tax items not directly attributable to the operating segments. Corporate identifiable assets include all cash and cash equivalents; the company's owned office buildings, and research and development facilities in Bartlesville, Oklahoma; and, prior to year-end 1999, the capitalized costs associated with the company's business systems replacement project. With the completion of this project in 1999, these assets were transferred to the operating segments in December 1999. Reporting reclassifications represent adjustments to assets to include debit balances in liability accounts and exclude credit balances in asset accounts, which is done for consolidated reporting but not at the operating segment level.

The company evaluates performance and allocates resources based on, among other items, net income. Segment accounting policies are the same as those in Note 1--Accounting Policies.
Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

                                           Millions of Dollars
                                   -----------------------------------
                                           Operating Segments
                                   -----------------------------------
                                       E&P     GPM     RM&T  Chemicals
2000                               -----------------------------------
Sales and Other Operating Revenues
  External customers               $ 7,611     255   11,320      1,647
  Intersegment (eliminations)          654     287      366        147
----------------------------------------------------------------------
    Segment sales                  $ 8,265     542   11,686      1,794
======================================================================

Operating Results                  $ 4,748     103      534        119
  Depreciation, depletion and
    amortization                      (939)    (22)    (151)       (54)
  Property impairments                (100)      -        -          -
  Equity in earnings/(losses) of
    affiliates                          31     137       36        (90)
  Preferred dividend requirements
    of capital trusts and other
    minority interests                  (1)      -        -          -
  Interest revenue                       -       -        -          -
  Interest expense                       -       -        -          -
  Corporate overhead and other
    items                                -       -        -          -
  Income taxes                      (1,794)    (79)    (144)       (21)
----------------------------------------------------------------------
    Net income (loss)              $ 1,945     139      275        (46)
======================================================================

Assets
  Identifiable assets              $13,487      37    3,270        124
  Investments in and advances to
    affiliates                         347      40      150      2,046
  Reporting reclassifications            -       -        -          -
----------------------------------------------------------------------
    Total assets                   $13,834      77    3,420      2,170
======================================================================

Capital Expenditures and
  Investments                      $ 1,677      14      225         67
----------------------------------------------------------------------
Acquisition of ARCO's Alaskan
  Businesses                       $ 6,443       -        -          -
----------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                     $   130       -        -          -
  Foreign currency losses               29       -        3          1
----------------------------------------------------------------------


1999
Sales and Other Operating Revenues
  External customers               $ 2,998     861    7,292      2,418
  Intersegment (eliminations)          490     725      482        148
----------------------------------------------------------------------
    Segment sales                  $ 3,488   1,586    7,774      2,566
======================================================================

Operating Results                  $ 1,704     247      220        293
  Depreciation, depletion and
    amortization*                     (559)    (80)    (132)       (95)
  Property impairments                 (69)      -        -          -
  Equity in earnings of affiliates      38       1       31         31
  Preferred dividend requirements
    of capital trusts and other
    minority interests                  (1)      -        -          -
  Interest revenue                       -       -        -          -
  Interest expense                       -       -        -          -
  Corporate overhead and other
    items                                -       -        -          -
  Income taxes                        (543)    (64)     (35)       (65)
----------------------------------------------------------------------
    Net income (loss)              $   570     104       84        164
======================================================================

Assets
  Identifiable assets*             $ 6,462   1,194    3,315      2,470
  Investments in and advances to
    affiliates                         131       3      138        485
  Reporting reclassifications            -       -        -          -
----------------------------------------------------------------------
    Total assets                   $ 6,593   1,197    3,453      2,955
======================================================================

Capital Expenditures and
  Investments                      $ 1,079     124      343         98
----------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                     $    92       -        -          -
  Foreign currency losses               19       -        -          1
----------------------------------------------------------------------



                                           Millions of Dollars
                                        -------------------------
                                        Corporate
                                        and Other    Consolidated
2000                                    -------------------------
Sales and Other Operating Revenues
  External customers                      $     2          20,835
  Intersegment (eliminations)              (1,454)              -
-----------------------------------------------------------------
    Segment sales                         $(1,452)         20,835
=================================================================

Operating Results                         $     -           5,504
  Depreciation, depletion and
    amortization                              (13)         (1,179)
  Property impairments                          -            (100)
  Equity in earnings/(losses) of
    affiliates                                  -             114
  Preferred dividend requirements of
    capital trusts and other minority
    interests                                 (53)            (54)
  Interest revenue                             28              28
  Interest expense                           (369)           (369)
  Corporate overhead and other items         (175)           (175)
  Income taxes                                131          (1,907)
-----------------------------------------------------------------
    Net income (loss)                     $  (451)          1,862
=================================================================

Assets
  Identifiable assets                     $   857          17,775
  Investments in and advances to
    affiliates                                 29           2,612
  Reporting reclassifications                 122             122
-----------------------------------------------------------------
    Total assets                          $ 1,008          20,509
=================================================================

Capital Expenditures and Investments      $    39           2,022
-----------------------------------------------------------------
Acquisition of ARCO's Alaskan
  Businesses                              $     -           6,443
-----------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                            $     -             130
  Foreign currency losses                      25              58
-----------------------------------------------------------------


1999
Sales and Other Operating Revenues
  External customers                      $     2          13,571
  Intersegment (eliminations)              (1,845)              -
-----------------------------------------------------------------
    Segment sales                         $(1,843)         13,571
=================================================================

Operating Results                         $     -           2,464
  Depreciation, depletion and
    amortization*                             (36)           (902)
  Property impairments                          -             (69)
  Equity in earnings of affiliates              -             101
  Preferred dividend requirements of
    capital trusts and other minority
    interests                                 (53)            (54)
  Interest revenue                             29              29
  Interest expense                           (279)           (279)
  Corporate overhead and other items         (105)           (105)
  Income taxes                                131            (576)
-----------------------------------------------------------------
    Net income (loss)                     $  (313)            609
=================================================================

Assets
  Identifiable assets*                    $   797          14,238
  Investments in and advances to
    affiliates                                 13             770
  Reporting reclassifications                 193             193
-----------------------------------------------------------------
    Total assets                          $ 1,003          15,201
=================================================================

Capital Expenditures and Investments      $    46           1,690
-----------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                            $     -              92
  Foreign currency losses                      13              33
-----------------------------------------------------------------

                                           Millions of Dollars
                                   -----------------------------------
                                           Operating Segments
                                   -----------------------------------
                                       E&P     GPM     RM&T  Chemicals
1998                               -----------------------------------

Sales and Other Operating Revenues
  External customers                $2,660     756    5,848      2,279
  Intersegment (eliminations)          398     538      341        133
----------------------------------------------------------------------
    Segment sales                   $3,058   1,294    6,189      2,412
======================================================================

Operating Results                   $  984     163      361        297
  Depreciation, depletion and
    amortization                      (569)    (77)    (130)       (91)
  Property impairments                (393)      -        -         (7)
  Equity in earnings of affiliates      35       1       23         16
  Preferred dividend requirements
    of capital trusts and other
    minority interests                   -       -        -          -
  Interest revenue                       -       -        -          -
  Interest expense                       -       -        -          -
  Corporate overhead and other
    items                                -       -        -          -
  Kenai tax settlement                   -       -        -          -
  Income taxes                        (124)    (33)     (87)       (70)
----------------------------------------------------------------------
    Net income (loss)               $  (67)     54      167        145
======================================================================

Assets
  Identifiable assets               $6,032   1,077    2,790      2,315
  Investments in and advances to
    affiliates                         141       3      120        475
  Reporting reclassifications            -       -        -          -
----------------------------------------------------------------------
    Total assets                    $6,173   1,080    2,910      2,790
======================================================================

Capital Expenditures and
  Investments                       $1,406      83      246        228
----------------------------------------------------------------------

Other Significant Non-Cash Items
  Kenai tax settlement              $    -       -        -          -
  Work force reduction accrual          39      (2)      14          7
  Dry hole costs and leasehold
    impairment                         152       -        -          -
  Foreign currency (gains)/losses       18       -        -         (2)
----------------------------------------------------------------------



                                           Millions of Dollars
                                        -------------------------
                                        Corporate
                                        and Other    Consolidated
1998                                    -------------------------
Sales and Other Operating Revenues
  External customers                      $     2          11,545
  Intersegment (eliminations)              (1,410)              -
-----------------------------------------------------------------
    Segment sales                         $(1,408)         11,545
=================================================================

Operating Results                         $     -           1,805
  Depreciation, depletion and
    amortization                              (32)           (899)
  Property impairments                         (3)           (403)
  Equity in earnings of affiliates              -              75
  Preferred dividend requirements
    of capital trusts and other
    minority interests                        (53)            (53)
  Interest revenue                             19              19
  Interest expense                           (200)           (200)
  Corporate overhead and other items           31              31
  Kenai tax settlement                         46              46
  Income taxes                                130            (184)
-----------------------------------------------------------------
    Net income (loss)                     $   (62)            237
=================================================================

Assets
  Identifiable assets                     $ 1,009          13,223
  Investments in and advances to
    affiliates                                 12             751
  Reporting reclassifications                 242             242
-----------------------------------------------------------------
    Total assets                          $ 1,263          14,216
=================================================================

Capital Expenditures and Investments      $    89           2,052
-----------------------------------------------------------------

Other Significant Non-Cash Items
  Kenai tax settlement                    $  (115)           (115)
  Work force reduction accrual                 35              93
  Dry hole costs and leasehold
    impairment                                  -             152
  Foreign currency (gains)/losses              (2)             14
-----------------------------------------------------------------
*The company allocated the net assets associated with its business systems replacement project to the operating segments in December 1999, upon completion of the project. The amounts allocated to the operating segments were: E&P $52 million, GPM $45 million, RM&T $50 million, and Chemicals $41 million. The associated depreciation, depletion and amortization for 1999 was included in Corporate and Other.



Geographic Information
                                      Millions of Dollars
                             -------------------------------------
                              United             United
                              States   Norway*  Kingdom*   Nigeria
                             -------------------------------------
2000
Outside Operating Revenues** $17,380      231     2,183        336
------------------------------------------------------------------

Long-Lived Assets***         $13,339    1,487       709        224
------------------------------------------------------------------


1999
Outside Operating Revenues** $11,194      193     1,374        164
------------------------------------------------------------------

Long-Lived Assets***         $ 7,418    1,605       876        197
------------------------------------------------------------------


1998
Outside Operating Revenues** $ 9,535      323       993        149
------------------------------------------------------------------

Long-Lived Assets***         $ 7,196    1,625       976        190
------------------------------------------------------------------



                                            Millions of Dollars
                                          -----------------------
                                              Other
                                            Foreign     Worldwide
                                          Countries  Consolidated
                                          -----------------------
2000
Outside Operating Revenues**                 $  705        20,835
-----------------------------------------------------------------

Long-Lived Assets***                         $1,637        17,396
-----------------------------------------------------------------


1999
Outside Operating Revenues**                 $  646        13,571
-----------------------------------------------------------------

Long-Lived Assets***                         $1,760        11,856
-----------------------------------------------------------------


1998
Outside Operating Revenues**                 $  545        11,545
-----------------------------------------------------------------

Long-Lived Assets***                         $1,349        11,336
-----------------------------------------------------------------
  *Norway crude oil production is sold internally to the United
   Kingdom operations, which then sells it externally to third parties.
 **Revenues are attributable to countries based on the location of the operations generating the revenues.
***Defined as net properties, plants and equipment plus investments in and advances to affiliates.


Export sales totaled $367 million, $356 million and $411 million in 2000, 1999 and 1998, respectively.

Note 22--Subsequent Event

On February 4, 2001, Phillips announced that it had agreed to purchase Tosco Corporation (Tosco) in a $7 billion stock transaction. Under the terms of the agreement, Phillips would issue 0.8 shares of its common stock for each Tosco share, and would assume approximately $2 billion of Tosco's debt. The transaction has been approved by both companies' Boards of Directors, and is subject to regulatory review, and approval by both companies' stockholders. Both companies have scheduled special stockholder meetings for April 11, 2001. The transaction would be accounted for using the purchase method of accounting.

Under the terms of the agreement, Phillips would acquire all of Tosco's operations, including eight U.S. refineries with a total capacity of 1.35 million barrels per day and 6,400 retail outlets in 32 states. Tosco had revenues in 2000 of approximately
$25 billion, and employed 26,400 people. The combined RM&T operations would make Phillips the second-largest refiner in the United States and one of the largest marketers. The headquarters of the combined RM&T business would be located in Tempe, Arizona. If approved, Phillips expects the transaction to close by the end of the third quarter of 2001.

-----------------------------------------------------------------
Oil and Gas Operations (Unaudited)
Exploration and Production


In accordance with FASB Statement No. 69, "Disclosures about Oil and Gas Producing Activities," and regulations of the U.S. Securities and Exchange Commission, the company is making certain supplemental disclosures about its oil and gas exploration and production operations. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that some of the data is necessarily imprecise and represents only approximate amounts because of the subjective judgments involved in developing such information. Accordingly, this information may not necessarily represent the current financial condition of the company or its expected future results.

Phillips' disclosures by geographic areas include the United States (U.S.), Norway, the United Kingdom (U.K.), Africa (mainly Nigeria) and Other Areas. Other Areas include Canada, China, Denmark, Venezuela, the Timor Sea, and other countries. When the company uses equity accounting for operations that have proved reserves, the oil and gas operations are shown separately and designated as Equity. In 2000, this consisted of a heavy-oil project in Venezuela.

Certain amounts have been reclassified in prior years to conform with current presentation. Amounts in 2000 were impacted by Phillips' purchase of all of Atlantic Richfield Company's (ARCO) Alaskan businesses in late-April 2000.


Contents--Oil and Gas Operations                             Page
-----------------------------------------------------------------
Proved Reserves Worldwide                                     128

Results of Operations                                         134

Statistics                                                    137

Costs Incurred                                                141

Capitalized Costs                                             142

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                          143

O Proved Reserves Worldwide

Years Ended                                 Crude Oil
December 31                    ----------------------------------
                                       Millions of Barrels
                               ----------------------------------
                                     Consolidated Operations
                               ----------------------------------
                                       Lower  Total
                               Alaska     48   U.S.  Norway  U.K.
                               ----------------------------------
Developed and
  Undeveloped
End of 1997                        42    202    244     529    79
Revisions                          (5)   (40)   (45)      3    (7)
Improved
  recovery                          -      1      1      12     -
Purchases                           -      -      -       -     -
Extensions and
  discoveries                       -      6      6       -     1
Production                         (3)   (19)   (22)    (36)   (9)
Sales                               -     (2)    (2)      -     -
-----------------------------------------------------------------
End of 1998                        34    148    182     508    64
Revisions                           1      1      2      33    (3)
Improved
  recovery                          -      2      2      16     -
Purchases                           -      1      1       -     -
Extensions and
  discoveries                       -      3      3       -     9
Production                         (2)   (16)   (18)    (36)  (13)
Sales                               -    (30)   (30)      -     -
-----------------------------------------------------------------
End of 1999                        33    109    142     521    57
Revisions                           9     12     21      73     3
Improved
  recovery                         31      -     31       5     -
Purchases                       1,594      1  1,595       -     -
Extensions and
  discoveries                      12      3     15       -     -
Production                        (75)   (12)   (87)    (41)   (9)
Sales                               -     (1)    (1)      -     -
-----------------------------------------------------------------
End of 2000                     1,604    112  1,716     558    51
=================================================================

Developed
End of 1997                        26    163    189     409    30
End of 1998                        27    122    149     380    27
End of 1999                        25     93    118     433    37
End of 2000                     1,207     98  1,305     478    25
-----------------------------------------------------------------



Years Ended                              Crude Oil
December 31              ----------------------------------------
                                    Millions of Barrels
                         ----------------------------------------
                         Consolidated Operations
                         -----------------------
                                  Other                  Combined
                         Africa   Areas    Total  Equity    Total
-----------------------------------------------------------------
Developed and
  Undeveloped
End of 1997                  92      50      994       -      994
Revisions                     2      (5)     (52)      -      (52)
Improved
  recovery                    -       -       13       -       13
Purchases                     -       2        2       -        2
Extensions and
  discoveries                 3      75       85       -       85
Production                   (7)     (8)     (82)      -      (82)
Sales                         -       -       (2)      -       (2)
-----------------------------------------------------------------
End of 1998                  90     114      958       -      958
Revisions                    11      (5)      38       -       38
Improved
  recovery                    -       -       18       -       18
Purchases                     -      47       48       -       48
Extensions and
  discoveries                 8       8       28       -       28
Production                   (7)    (10)     (84)      -      (84)
Sales                         -     (12)     (42)      -      (42)
-----------------------------------------------------------------
End of 1999                 102     142      964       -      964
Revisions                     9     (10)      96       -       96
Improved
  recovery                    -       -       36       -       36
Purchases                     -       -    1,595       -    1,595
Extensions and
  discoveries                 5      35       55     613      668
Production                   (9)    (12)    (158)      -     (158)
Sales                         -     (12)     (13)      -      (13)
-----------------------------------------------------------------
End of 2000                 107     143    2,575     613    3,188
=================================================================

Developed
End of 1997                  89      27      744       -      744
End of 1998                  84      39      679       -      679
End of 1999                  89      35      712       -      712
End of 2000                  94      24    1,926       -    1,926
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

o Revisions, and extensions and discoveries in Africa in 2000 were in Nigeria.

o Revisions in Other Areas in 2000 were mainly for negative revisions in Venezuela.

o Extensions and discoveries in Other Areas in 2000 were in China and, to a lesser extent, in Canada.

o  Sales in Other Areas in 2000 were in Canada.

o  At the end of 2000, 1999 and 1998, Other Areas included
   2 million, 14 million and 29 million barrels, respectively, of reserves in Venezuela in which the company has an economic interest through risk-service contracts. Net production to the company was approximately 1,200,000 barrels in 2000, 600,000 barrels in 1999 and 550,000 barrels in 1998.

Years Ended                                Natural Gas
December 31                    ----------------------------------
                                     Billions of Cubic Feet
                               ----------------------------------
                                     Consolidated Operations
                               ----------------------------------
                                       Lower  Total
                               Alaska     48   U.S.  Norway  U.K.
                               ----------------------------------
Developed and
  Undeveloped
End of 1997                       905  2,885  3,790   1,162   661
Revisions                         (10)   (51)   (61)     (5)   23
Improved
  recovery                          -      1      1      71     -
Purchases                           -      6      6       -     -
Extensions and
  discoveries                       -    165    165       -     8
Production                        (49)  (297)  (346)    (76)  (75)
Sales                             (11)    (7)   (18)      -     -
-----------------------------------------------------------------
End of 1998                       835  2,702  3,537   1,152   617
Revisions                          10    (57)   (47)      1    23
Improved
  recovery                          -      -      -      74     -
Purchases                           -    128    128       -     -
Extensions and
  discoveries                       -    253    253       -   125
Production                        (47)  (292)  (339)    (51)  (84)
Sales                               -   (180)  (180)      -     -
-----------------------------------------------------------------
End of 1999                       798  2,554  3,352   1,176   681
Revisions                          87    183    270    (162)   10
Improved
  recovery                          -      -      -      52     -
Purchases                       2,448    193  2,641       -     -
Extensions and
  discoveries                       7    211    218       -     -
Production                       (103)  (283)  (386)    (54)  (79)
Sales                               -     (5)    (5)      -     -
-----------------------------------------------------------------
End of 2000                     3,237  2,853  6,090   1,012   612
=================================================================

Developed
End of 1997                       769  2,602  3,371     884   346
End of 1998                       709  2,482  3,191     927   445
End of 1999                       630  2,317  2,947     856   413
End of 2000                     2,969  2,564  5,533     738   321
-----------------------------------------------------------------



Years Ended                            Natural Gas
December 31              ----------------------------------------
                                  Billions of Cubic Feet
                         ----------------------------------------
                         Consolidated Operations
                         -----------------------
                                  Other                  Combined
                         Africa   Areas    Total  Equity    Total
-----------------------------------------------------------------
Developed and
  Undeveloped
End of 1997                 241     667    6,521       -    6,521
Revisions                    90     (81)     (34)      -      (34)
Improved
  recovery                    -       -       72       -       72
Purchases                     -      51       57       -       57
Extensions and
  discoveries                 -      35      208       -      208
Production                   (2)    (38)    (537)      -     (537)
Sales                         -       -      (18)      -      (18)
-----------------------------------------------------------------
End of 1998                 329     634    6,269       -    6,269
Revisions                    23     (46)     (46)      -      (46)
Improved
  recovery                    -       -       74       -       74
Purchases                     -      29      157       -      157
Extensions and
  discoveries               226      27      631       -      631
Production                   (3)    (39)    (516)      -     (516)
Sales                         -     (25)    (205)      -     (205)
-----------------------------------------------------------------
End of 1999                 575     580    6,364       -    6,364
Revisions                     -    (199)     (81)      -      (81)
Improved
  recovery                    -       -       52       -       52
Purchases                     -       -    2,641       -    2,641
Extensions and
  discoveries                 -      26      244     131      375
Production                  (14)    (33)    (566)      -     (566)
Sales                         -    (246)    (251)      -     (251)
-----------------------------------------------------------------
End of 2000                 561     128    8,403     131    8,534
=================================================================

Developed
End of 1997                  27     184    4,812       -    4,812
End of 1998                  26     144    4,733       -    4,733
End of 1999                 349     131    4,696       -    4,696
End of 2000                 335      55    6,982       -    6,982
-----------------------------------------------------------------

o Natural gas production may differ from gas production (delivered for sale) on page 137, primarily because the quantities above include gas consumed at the lease, but omit the gas equivalent of liquids extracted at any Phillips-owned, equity-affiliate, or third-party processing plant or facility.

o  Revisions in Other Areas in 2000 were in Canada.

o Extensions and discoveries in Other Areas in 2000 were in Canada and, to a lesser extent, in China.

o  Sales in Other Areas in 2000 were in Canada.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Years Ended                            Natural Gas Liquids
December 31                    ----------------------------------
                                       Millions of Barrels
                               ----------------------------------
                                     Consolidated Operations
                               ----------------------------------
                                       Lower  Total
                               Alaska     48   U.S.  Norway  U.K.
                               ----------------------------------
Developed and
  Undeveloped
End of 1997                         1    121    122      42     6
Revisions                           -    (12)   (12)      -     -
Improved
  recovery                          -      -      -       2     -
Purchases                           -      -      -       -     -
Extensions and
  discoveries                       -      1      1       -     -
Production                          -    (10)   (10)     (2)   (1)
Sales                               -     (1)    (1)      -     -
-----------------------------------------------------------------
End of 1998                         1     99    100      42     5
Revisions                           -      5      5     (13)   (1)
Improved
  recovery                          -      -      -       2     -
Purchases                           -      -      -       -     -
Extensions and
  discoveries                       -      2      2       -     -
Production                          -     (9)    (9)     (2)    -
Sales                               -     (6)    (6)      -     -
-----------------------------------------------------------------
End of 1999                         1     91     92      29     4
Revisions                          57     11     68       7     -
Purchases                         147      -    147       -     -
Extensions and
  discoveries                       -      2      2       -     -
Production                         (7)    (8)   (15)     (2)   (1)
Sales                               -      -      -       -     -
-----------------------------------------------------------------
End of 2000                       198     96    294      34     3
=================================================================

Developed
End of 1997                         -    116    116      31     4
End of 1998                         -     97     97      33     3
End of 1999                         1     89     90      22     3
End of 2000                       197     94    291      27     2
-----------------------------------------------------------------



Years Ended                         Natural Gas Liquids
December 31              ----------------------------------------
                                    Millions of Barrels
                         ----------------------------------------
                         Consolidated Operations
                         -----------------------
                                  Other                  Combined
                         Africa   Areas    Total  Equity    Total
                         ----------------------------------------
Developed and
  Undeveloped
End of 1997                  19       6      195       -      195
Revisions                     -      (1)     (13)      -      (13)
Improved                      -       -        2       -        2
Purchases                     -       1        1       -        1
Extensions and
  discoveries                 -      32       33       -       33
Production                   (1)      -      (14)      -      (14)
Sales                         -       -       (1)      -       (1)
-----------------------------------------------------------------
End of 1998                  18      38      203       -      203
Revisions                     -      (1)     (10)      -      (10)
Improved
  recovery                    -       -        2       -        2
Purchases                     -      28       28       -       28
Extensions and
  discoveries                 -       -        2       -        2
Production                   (1)      -      (12)      -      (12)
Sales                         -       -       (6)      -       (6)
-----------------------------------------------------------------
End of 1999                  17      65      207       -      207
Revisions                     1      (1)      75       -       75
Purchases                     -       -      147       -      147
Extensions and
  discoveries                 -       -        2       -        2
Production                   (1)      -      (19)      -      (19)
Sales                         -      (3)      (3)      -       (3)
-----------------------------------------------------------------
End of 2000                  17      61      409       -      409
=================================================================

Developed
End of 1997                  19       2      172       -      172
End of 1998                  18       1      152       -      152
End of 1999                  17       1      133       -      133
End of 2000                  17       1      338       -      338
-----------------------------------------------------------------

o Natural gas liquids reserves include estimates of natural gas liquids to be extracted from Phillips' leasehold gas at gas processing plants or facilities. Estimates are based at the wellhead and assume full extraction. Production above differs from natural gas liquids production per day delivered for sale primarily due to:

   (1)  Natural gas consumed at the lease.

   (2) Natural gas liquids production delivered for sale includes only natural gas liquids extracted from Phillips' leasehold gas and sold by Phillips' Exploration and Production (E&P) segment, whereas the production above also includes natural gas liquids extracted from Phillips' leasehold gas at equity-affiliate or third-party facilities.

o  Sales in Other Areas in 2000 were in Canada.

O Results of Operations

Years Ended                            Millions of Dollars
December 31                    ----------------------------------
                                     Consolidated Operations
                               ----------------------------------
                                       Lower  Total
                               Alaska     48   U.S.  Norway  U.K.
                               ----------------------------------
2000
Sales                          $2,252  1,102  3,354     139   481
Transfers                          74    275    349   1,186     -
Other revenues                     34     25     59       5    (1)
-----------------------------------------------------------------
    Total revenues              2,360  1,402  3,762   1,330   480
Production costs                  472    308    780     118    42
Exploration expenses               38     73    111      14    36
Depreciation, depletion
  and amortization                305    190    495     106   138
Property impairments                -     13     13       -     -
Transportation costs              364    101    465      27    39
Other related expenses             38      4     42      21    (2)
-----------------------------------------------------------------
                                1,143    713  1,856   1,044   227
Provision for income
  taxes                           443    207    650     817    69
-----------------------------------------------------------------
Results of operations for
  producing activities            700    506  1,206     227   158
Other earnings                    129     53    182      16    (1)
-----------------------------------------------------------------
E&P net income                 $  829    559  1,388     243   157
=================================================================

1999
Sales                          $   31    403    434     103   455
Transfers                          57    474    531     650     -
Other revenues                      2    134    136      12    30
-----------------------------------------------------------------
    Total revenues                 90  1,011  1,101     765   485
Production costs                   24    295    319     140    45
Exploration expenses                5     48     53      36    28
Depreciation, depletion
  and amortization*                 8    164    172     105   165
Property impairments                -     11     11      28    30
Transportation costs                -    114    114      30    44
Other related expenses              -     (1)    (1)     31     3
-----------------------------------------------------------------
                                   53    380    433     395   170
Provision for income
  taxes                            14     90    104     300    53
-----------------------------------------------------------------
Results of operations for
  producing activities             39    290    329      95   117
Other earnings                     32     18     50      19     -
-----------------------------------------------------------------
E&P net income (loss)          $   71    308    379     114   117
=================================================================

1998
Sales                          $   74    468    542     181   318
Transfers                          24    338    362     485     -
Other revenues                      3     50     53      19    28
-----------------------------------------------------------------
    Total revenues                101    856    957     685   346
Production costs                   25    343    368     192    55
Exploration expenses**            111     67    178      21    28
Depreciation, depletion
  and amortization                  8    224    232     101   129
Property impairments                -    231    231       -   147
Transportation costs                -    100    100      38    35
Other related expenses              -     (2)    (2)     10     8
-----------------------------------------------------------------
                                  (43)  (107)  (150)    323   (56)
Provision for income
  taxes                           (15)   (68)   (83)    220   (13)
-----------------------------------------------------------------
Results of operations for
  producing activities            (28)   (39)   (67)    103   (43)
Other earnings                      9     26     35      12     3
-----------------------------------------------------------------
E&P net income (loss)          $  (19)   (13)   (32)    115   (40)
=================================================================



Years Ended                         Millions of Dollars
December 31              ----------------------------------------
                         Consolidated Operations
                         -----------------------
                                  Other                  Combined
                         Africa   Areas    Total  Equity    Total
                         ----------------------------------------
2000
Sales                    $  269     456    4,699       -    4,699
Transfers                     -       -    1,535       -    1,535
Other revenues                -     138      201       -      201
-----------------------------------------------------------------
    Total revenues          269     594    6,435       -    6,435
Production costs             45      90    1,075       -    1,075
Exploration expenses         26     117      304       -      304
Depreciation, depletion
  and amortization           14     119      872       -      872
Property impairments          -      87      100       -      100
Transportation costs          3      11      545       -      545
Other related expenses        -      36       97       -       97
-----------------------------------------------------------------
                            181     134    3,442       -    3,442
Provision for income
  taxes                     155      11    1,702       -    1,702
-----------------------------------------------------------------
Results of operations for
  producing activities       26     123    1,740       -    1,740
Other earnings                -       8      205       -      205
-----------------------------------------------------------------
E&P net income           $   26     131    1,945       -    1,945
=================================================================

1999
Sales                    $  133     259    1,384       -    1,384
Transfers                     -       -    1,181       -    1,181
Other revenues                -      16      194       -      194
-----------------------------------------------------------------
    Total revenues          133     275    2,759       -    2,759
Production costs             27     103      634       -      634
Exploration expenses         24      89      230       -      230
Depreciation, depletion
  and amortization*          11      80      533       -      533
Property impairments          -       -       69       -       69
Transportation costs          5      13      206       -      206
Other related expenses        2      26       61       -       61
-----------------------------------------------------------------
                             64     (36)   1,026       -    1,026
Provision for income
  taxes                      60       5      522       -      522
-----------------------------------------------------------------
Results of operations for
  producing activities        4     (41)     504       -      504
Other earnings                -      (3)      66       -       66
-----------------------------------------------------------------
E&P net income (loss)    $    4     (44)     570       -      570
=================================================================

1998
Sales                    $  101     151    1,293       -    1,293
Transfers                     -       -      847       -      847
Other revenues                1      10      111       -      111
-----------------------------------------------------------------
    Total revenues          102     161    2,251       -    2,251
Production costs             40      75      730       -      730
Exploration expenses**       23      71      321       -      321
Depreciation, depletion
  and amortization           11      64      537       -      537
Property impairments          -       -      378       -      378
Transportation costs          3      16      192       -      192
Other related expenses        8      55       79       -       79
-----------------------------------------------------------------
                             17    (120)      14       -       14
Provision for income
  taxes                      17     (31)     110       -      110
-----------------------------------------------------------------
Results of operations for
  producing activities        -     (89)     (96)      -      (96)
Other earnings                -     (21)      29       -       29
-----------------------------------------------------------------
E&P net income (loss)    $    -    (110)     (67)      -      (67)
=================================================================
 *Includes a $5 million decommissioning accrual adjustment in
  Norway.
**Includes $109 million before-tax for the write-off of costs associated with the Tyonek prospect in the United States.

o Results of operations for producing activities consist of all the activities within the E&P organization, except for pipeline and marine operations, a liquefied natural gas operation, coal operations, and crude oil and gas marketing activities, which are included in Other earnings. Also excluded are non-E&P activities, including natural gas liquids extraction facilities in Phillips' gas gathering, processing and marketing joint venture, as well as downstream petroleum and chemical activities. In addition, there is no deduction for general corporate administrative expenses or interest.

o  Transfers are valued at prices that approximate market.

o Other revenues include gains and losses from asset sales, certain amounts resulting from the purchase and sale of hydrocarbons, and other miscellaneous income.

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

o Depreciation, depletion and amortization (DD&A) in Results of Operations differs from that shown for total E&P in Note 21-- Segment Disclosures and Related Information, mainly due to depreciation of support equipment being reclassified to production or exploration expenses, as applicable, in Results of Operations. In addition, Other earnings include certain E&P activities, including their related DD&A charges.

o Transportation costs include costs to transport oil, natural gas or natural gas liquids to their points of sale. Transportation operations in which the company has an ownership interest are deemed to be outside the oil and gas producing activity. Therefore, the profit element related to the cost of transporting hydrocarbons using operations, in which the company has an ownership interest, has not been eliminated. The net income of the transportation operations is included in Other earnings.

o Other related expenses are primarily foreign currency gains and losses and other miscellaneous expenses.

o The provision for income taxes is computed by adjusting each country's income before income taxes for permanent differences related to the oil and gas producing activities that are reflected in the company's consolidated income tax expense for the period, multiplying the result by the country's statutory tax rate and adjusting for applicable tax credits.

o Other earnings consist of activities within the E&P segment that are not a part of the "Results of operations for producing activities." These non-producing activities include pipeline and marine operations, liquefied natural gas operations, coal operations, and crude oil and gas marketing activities.

O Statistics

Net Production                         2000       1999       1998
                                      ---------------------------
                                       Thousands of Barrels Daily
                                      ---------------------------
Crude Oil
Alaska                                  207          7          8
Lower 48                                 34         43         54
-----------------------------------------------------------------
United States                           241         50         62
Norway                                  114         99         99
United Kingdom                           25         34         22
Nigeria                                  24         20         19
China                                    12         10         13
Canada                                    6          7          7
Timor Sea                                 7          5          -
Denmark                                   4          4          -
Venezuela                                 4          2          *
-----------------------------------------------------------------
                                        437        231        222
=================================================================
*Production began in 1998, but the average production for the year was less than 1,000 barrels per day.

Natural Gas Liquids*
Alaska                                   19          -          -
Lower 48                                  1          2          3
-----------------------------------------------------------------
United States                            20          2          3
Norway                                    5          4          5
United Kingdom                            2          2          2
Nigeria                                   1          2          2
Canada                                    1          1          1
-----------------------------------------------------------------
                                         29         11         13
=================================================================
*Represents amounts extracted attributable to E&P operations (see natural gas liquids reserves on page 133 for further discussion). Includes for the year 2000, 12,000 barrels daily in Alaska that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

                                     Millions of Cubic Feet Daily
Natural Gas*                         ----------------------------
Alaska                                  158        122        128
Lower 48                                770        828        840
-----------------------------------------------------------------
United States                           928        950        968
Norway                                  136        126        190
United Kingdom                          214        220        197
Canada                                   83         91         97
Nigeria                                  33          6          -
-----------------------------------------------------------------
                                      1,394      1,393      1,452
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

                                       2000       1999       1998
Average Sales Prices                 ----------------------------

Crude Oil Per Barrel
Alaska                               $28.87      12.18       8.17
Lower 48                              28.57      16.20      11.25
United States                         28.83      15.64      10.85
Norway                                28.24      18.26      12.74
United Kingdom                        28.19      18.40      12.72
Nigeria                               28.73      17.84      12.57
China                                 29.42      17.49      12.57
Canada                                28.21      17.45      12.32
Timor Sea                             29.81      20.47          -
Denmark                               28.28      20.64          -
Venezuela                             26.97      17.80      10.81
Total foreign                         28.40      18.27      12.68
Worldwide                             28.64      17.69      12.19
-----------------------------------------------------------------

Natural Gas Liquids Per Barrel
Alaska                               $28.97          -          -
Lower 48                              22.97      12.73      10.21
United States                         27.94      12.73      10.21
Norway                                13.62       7.51       8.93
United Kingdom                        20.57      13.32      12.19
Nigeria                                7.18       7.46       7.23
Canada                                25.49      14.22      10.17
Total foreign                         14.89       9.69       9.20
Worldwide                             21.07      10.24       9.45
-----------------------------------------------------------------

Natural Gas (Lease) Per Thousand
  Cubic Feet
Alaska                               $ 1.40          -          -
Lower 48                               3.56       2.03       1.88
United States                          3.47       2.03       1.88
Norway                                 2.56       2.04       2.43
United Kingdom                         2.61       2.71       3.09
Canada                                 3.26       2.14       1.58
Nigeria                                 .50        .36          -
Total foreign                          2.56       2.37       2.53
Worldwide                              3.13       2.15       2.12
-----------------------------------------------------------------

Average Production Costs
  Per Barrel of Oil Equivalent
Alaska                               $ 5.11       2.41       2.33
Lower 48                               5.15       4.42       4.77
United States                          5.13       4.16       4.45
Norway                                 2.28       3.09       3.88
United Kingdom                         1.83       1.70       2.65
Africa                                 4.03       3.22       5.22
Other areas                            5.14       6.39       5.53
Total foreign                          2.85       3.27       3.96
Worldwide                              4.21       3.66       4.19
-----------------------------------------------------------------

                                        2000      1999       1998
Depreciation, Depletion and            --------------------------
  Amortization Per Barrel
  of Oil Equivalent
Alaska                                 $3.30       .80        .75
Lower 48                                3.18      2.46       3.12
United States                           3.25      2.24       2.81
Norway                                  2.04      2.21       2.04
United Kingdom                          6.02      6.22       6.22
Africa                                  1.25      1.31       1.43
Other areas                             6.80      4.96       4.72
Total foreign                           3.64      3.70       3.33
Worldwide                               3.41      3.05       3.08
-----------------------------------------------------------------

                                  Productive            Dry
                               ----------------  ----------------
Net Wells Completed*           2000  1999  1998  2000  1999  1998
                               ----------------  ----------------
Exploratory
Alaska                            3     -     -     1    **     3
Lower 48                         45     1     5     4     1     2
-----------------------------------------------------------------
United States                    48     1     5     5     1     5
Norway                           **     -     -     -    **    **
United Kingdom                    1     1     -     1     -    **
Africa                           **    **    **     1     -     2
Other areas                       9     9     1     6     5     1
-----------------------------------------------------------------
Total consolidated               58    11     6    13     6     8
Equity                            -     -     -     -     -     -
-----------------------------------------------------------------
Total                            58    11     6    13     6     8
=================================================================

Development
Alaska                           61    **     -     1     -     -
Lower 48                        208   116   117     8     6     9
-----------------------------------------------------------------
United States                   269   116   117     9     6     9
Norway                            1     2     3     -     -     -
United Kingdom                    1     2     1     -     1     -
Africa                            2    **     -     -     -     -
Other areas                      12    19    26     1     3     4
-----------------------------------------------------------------
Total consolidated              285   139   147    10    10    13
Equity                            -     -     -     -     -     -
-----------------------------------------------------------------
Total                           285   139   147    10    10    13
=================================================================
 *Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.

Wells at Year-End 2000
                                              Productive**
                                    -----------------------------
                     In Progress*        Oil             Gas
                     ------------   -------------   -------------
                     Gross    Net   Gross     Net   Gross     Net
                     ------------   -------------   -------------

Alaska                  14      6   1,622     699      26      16
Lower 48                94     43   6,650   1,751   6,465   3,317
-----------------------------------------------------------------
United States          108     49   8,272   2,450   6,491   3,333
Norway                   8      3     158      55      19       7
United Kingdom           4      1      16       5     122      20
Africa                   2    ***     201      40      12       2
Other areas              4      1     185      78     212      70
-----------------------------------------------------------------
Total consolidated     126     54   8,832   2,628   6,856   3,432
Equity                   -      -       -       -       -       -
-----------------------------------------------------------------
Total                  126     54   8,832   2,628   6,856   3,432
=================================================================
  *Includes wells that have been temporarily suspended. **Includes 1,255 gross and 492 net multiple completion wells.
***Phillips' total proportionate interest was less than one.


                                               Thousands of Acres
Acreage at December 31, 2000                   ------------------
                                                 Gross        Net
                                               ------------------
Developed
Alaska                                             609        310
Lower 48                                         1,485      1,183
-----------------------------------------------------------------
United States                                    2,094      1,493
Norway                                              45         16
United Kingdom                                     469        147
Africa                                              81         16
Other areas                                        353        183
-----------------------------------------------------------------
Total consolidated                               3,042      1,855
Equity                                               -          -
-----------------------------------------------------------------
Total                                            3,042      1,855
=================================================================

Undeveloped
Alaska                                           2,550      1,518
Lower 48                                         3,016      1,491
-----------------------------------------------------------------
United States                                    5,566      3,009
Norway                                           2,081        440
United Kingdom                                   1,382        489
Africa*                                         38,631     15,215
Canada                                             976         56
Other areas                                     27,550     12,865
-----------------------------------------------------------------
Total consolidated                              76,186     32,074
Equity                                             162         65
-----------------------------------------------------------------
Total                                           76,348     32,139
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.

 O Costs Incurred

                                       Millions of Dollars
                               ----------------------------------
                                     Consolidated Operations
                               ----------------------------------
                                       Lower  Total
                               Alaska     48   U.S.  Norway  U.K.
                               ----------------------------------
2000
Acquisition                    $5,787    151  5,938      36     -
Exploration                        32     66     98      17    36
Development                       351    209    560      71    50
-----------------------------------------------------------------
                               $6,170    426  6,596     124    86
=================================================================

1999
Acquisition                    $   12    144    156       -     -
Exploration                         6     30     36      33    28
Development                        10    157    167     165    80
-----------------------------------------------------------------
                               $   28    331    359     198   108
=================================================================

1998
Acquisition                    $    2     14     16       1     -
Exploration                        50     57    107      24    43
Development                         7    214    221     264   204
-----------------------------------------------------------------
                               $   59    285    344     289   247
=================================================================



                                    Millions of Dollars
                         ----------------------------------------
                         Consolidated Operations
                         -----------------------
                                  Other                  Combined
                         Africa   Areas    Total  Equity    Total
                         ----------------------------------------
2000
Acquisition              $    -      38    6,012       3    6,015
Exploration                  26     193      370       -      370
Development                  35     199      915     135    1,050
-----------------------------------------------------------------
                         $   61     430    7,297     138    7,435
=================================================================

1999
Acquisition              $    -     360      516       -      516
Exploration                  21     152      270       -      270
Development                  23     173      608       -      608
-----------------------------------------------------------------
                         $   44     685    1,394       -    1,394
=================================================================

1998
Acquisition              $    -     344      361       -      361
Exploration                  30      83      287       -      287
Development                  17     199      905       -      905
-----------------------------------------------------------------
                         $   47     626    1,553       -    1,553
=================================================================


o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring undeveloped oil and gas leaseholds. Included are $5,125 million in Alaska for proved properties associated with the acquisition of ARCO's Alaskan businesses. It included proved properties of $87 million, $89 million and $3 million in the Lower 48 states for 2000, 1999 and 1998, respectively. In addition, the 2000 amount in Other Areas included $33 million for proved properties in Canada. The 1999 amount in Other Areas included $191 million for proved properties in the Timor Sea and $117 million for an unproved leasehold investment related to an exchange in Venezuela. The amount in Other Areas for 1998 included $19 million for proved properties in Canada. The remaining amount in Other Areas was primarily related to undeveloped properties associated with the acquisition of a
   7.14 percent interest in 10.5 blocks in the Caspian Sea, offshore Kazakhstan.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.

O Capitalized Costs

December 31                            Millions of Dollars
                               ----------------------------------
                                     Consolidated Operations
                               ----------------------------------
                                       Lower  Total
                               Alaska     48   U.S.  Norway  U.K.
                               ----------------------------------
2000
Proved
  properties                   $5,942  4,228 10,170   2,830  1,817
Unproved
  properties                      679    180    859      40     71
------------------------------------------------------------------
                                6,621  4,408 11,029   2,870  1,888
Accumulated
  depreciation,
  depletion and
  amortization                    642  3,070  3,712   1,455  1,180
------------------------------------------------------------------
                               $5,979  1,338  7,317   1,415    708
==================================================================

1999
Proved
  properties                   $  533  4,016  4,549   3,032  1,914
Unproved
  properties                       25    155    180       1     76
------------------------------------------------------------------
                                  558  4,171  4,729   3,033  1,990
Accumulated
  depreciation,
  depletion and
  amortization                    420  2,986  3,406   1,496  1,146
------------------------------------------------------------------
                               $  138  1,185  1,323   1,537    844
==================================================================



December 31                        Millions of Dollars
                         ----------------------------------------
                         Consolidated Operations
                         -----------------------
                                  Other                  Combined
                         Africa   Areas    Total  Equity    Total
                         ----------------------------------------
2000
Proved
  properties             $  505     989   16,311     187   16,498
Unproved
  properties                  1     540    1,511     117    1,628
-----------------------------------------------------------------
                            506   1,529   17,822     304   18,126
Accumulated
  depreciation,
  depletion and
  amortization              282     366    6,995       1    6,996
-----------------------------------------------------------------
                         $  224   1,163   10,827     303   11,130
=================================================================

1999
Proved
  properties             $  463   1,336   11,294       -   11,294
Unproved
  properties                  9     595      861       -      861
-----------------------------------------------------------------
                            472   1,931   12,155       -   12,155
Accumulated
  depreciation,
  depletion and
  amortization              271     326    6,645       -    6,645
-----------------------------------------------------------------
                         $  201   1,605    5,510       -    5,510
=================================================================


o Capitalized costs include the cost of equipment and facilities for oil and gas producing activities. These costs include the activities of Phillips' E&P organization, excluding pipeline and marine operations, the Kenai liquefied natural gas operation, coal operations, and crude oil and natural gas marketing activities.

o Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves; development wells and related equipment and facilities (including uncompleted development well costs); and support equipment.

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

Discounted Future Net Cash Flows

                                     Millions of Dollars
                           --------------------------------------
                                   Consolidated Operations
                           --------------------------------------
                                     Lower   Total
                            Alaska      48    U.S.  Norway   U.K.
                           --------------------------------------
2000
Future cash inflows        $39,554  29,027  68,581  16,002  3,012
Less:
  Future production and
    transportation costs    20,338   3,996  24,334   2,060    426
  Future development
    costs                    2,916     479   3,395     679    372
  Future income tax
    provisions               3,772   8,206  11,978  10,103    592
-----------------------------------------------------------------
Future net cash flows       12,528  16,346  28,874   3,160  1,622
10 percent annual
  discount                   5,660   8,684  14,344   1,429    571
-----------------------------------------------------------------
Discounted future
  net cash flows           $ 6,868   7,662  14,530   1,731  1,051
=================================================================

1999
Future cash inflows        $ 1,518   7,897   9,415  15,387  3,207
Less:
  Future production and
    transportation costs       339   3,322   3,661   2,723    488
  Future development
    costs                      210     445     655     772    491
  Future income tax
    provisions                 334   1,084   1,418   8,949    572
-----------------------------------------------------------------
Future net cash flows          635   3,046   3,681   2,943  1,656
10 percent annual
  discount                     286   1,417   1,703   1,229    556
-----------------------------------------------------------------
Discounted future
  net cash flows           $   349   1,629   1,978   1,714  1,100
=================================================================

1998
Future cash inflows        $ 1,348   6,143   7,491   8,573  2,254
Less:
  Future production and
    transportation costs       340   3,734   4,074   3,338    620
  Future development
    costs                      229     497     726     609    480
  Future income tax
    provisions                 263     276     539   3,120    191
-----------------------------------------------------------------
Future net cash flows          516   1,636   2,152   1,506    963
10 percent annual
  discount                     221     711     932     554    334
-----------------------------------------------------------------
Discounted future
  net cash flows           $   295     925   1,220     952    629
=================================================================


                                   Millions of Dollars
                         ----------------------------------------
                         Consolidated Operations
                         -----------------------
                                  Other                  Combined
                         Africa   Areas    Total  Equity    Total
                         ----------------------------------------
2000
Future cash inflows      $2,699   5,630   95,924  14,812  110,736
Less:
  Future production and
    transportation costs    653     831   28,304   2,519   30,823
  Future development
    costs                    65     960    5,471   1,684    7,155
  Future income tax
    provisions            1,419   1,057   25,149   2,546   27,695
-----------------------------------------------------------------
Future net cash flows       562   2,782   37,000   8,063   45,063
10 percent annual
  discount                  279   1,595   18,218   6,428   24,646
-----------------------------------------------------------------
Discounted future
  net cash flows         $  283   1,187   18,782   1,635   20,417
=================================================================

1999
Future cash inflows      $2,869   5,967   36,845       -   36,845
Less:
  Future production and
    transportation costs    530   1,283    8,685       -    8,685
  Future development
    costs                    91     990    2,999       -    2,999
  Future income tax
    provisions            1,701   1,166   13,806       -   13,806
-----------------------------------------------------------------
Future net cash flows       547   2,528   11,355       -   11,355
10 percent annual
  discount                  266   1,396    5,150       -    5,150
-----------------------------------------------------------------
Discounted future
  net cash flows         $  281   1,132    6,205       -    6,205
=================================================================

1998
Future cash inflows      $1,290   2,762   22,370       -   22,370
Less:
  Future production and
    transportation costs    553   1,190    9,775       -    9,775
  Future development
    costs                    88     730    2,633       -    2,633
  Future income tax
    provisions              440     181    4,471       -    4,471
-----------------------------------------------------------------
Future net cash flows       209     661    5,491       -    5,491
10 percent annual
  discount                   98     479    2,397       -    2,397
-----------------------------------------------------------------
Discounted future
  net cash flows         $  111     182    3,094       -    3,094
=================================================================

Sources of Change in Discounted Future Net Cash Flows

                                            Millions of Dollars
                                          -----------------------
                                          Consolidated Operations
                                          -----------------------
                                             2000    1999    1998
                                          -----------------------
Discounted future net cash
  flows at the beginning
  of the year                             $ 6,205   3,094   4,902
-----------------------------------------------------------------
Changes during the year
  Revenues less production
    and transportation
    costs for the year                     (4,614) (1,725) (1,218)
  Net change in prices, and
    production and
    transportation costs                   10,412   8,316  (4,041)
  Extensions, discoveries and
    improved recovery, less
    estimated future costs                  1,817     734      31
  Development costs for the
    year                                      915     608     905
  Changes in estimated
    future development costs                 (695)   (376)   (610)
  Purchases of reserves in
    place, less estimated
    future costs                            8,168     633      17
  Sales of reserves in
    place, less estimated
    future costs                           (1,037)   (509)    (13)
  Revisions of previous
    quantity estimates*                     1,756    (332)    (98)
  Accretion of discount                     1,217     498     876
  Net change in income taxes               (5,360) (4,738)  2,340
  Other                                        (2)      2       3
-----------------------------------------------------------------
Total changes                              12,577   3,111  (1,808)
-----------------------------------------------------------------
Discounted future net cash
  flows at year-end                       $18,782   6,205   3,094
=================================================================


                                            Millions of Dollars
                                          -----------------------
                                                  Equity
                                          -----------------------
                                             2000    1999    1998
                                          -----------------------
Discounted future net cash
  flows at the beginning
  of the year                             $     -       -       -
-----------------------------------------------------------------
Changes during the year
  Revenues less production
    and transportation
    costs for the year                          -       -       -
  Net change in prices, and
    production and
    transportation costs                        -       -       -
  Extensions, discoveries and
    improved recovery, less
    estimated future costs                  2,402       -       -
  Development costs for the
    year                                      135       -       -
  Changes in estimated
    future development costs                 (135)      -       -
  Purchases of reserves in
    place, less estimated
    future costs                                -       -       -
  Sales of reserves in
    place, less estimated
    future costs                                -       -       -
  Revisions of previous
    quantity estimates*                         -       -       -
  Accretion of discount                         -       -       -
  Net change in income taxes                 (767)      -       -
  Other                                         -       -       -
-----------------------------------------------------------------
Total changes                               1,635       -       -
-----------------------------------------------------------------
Discounted future net cash
  flows at year-end                       $ 1,635       -       -
=================================================================


                                            Millions of Dollars
                                          -----------------------
                                                  Total
                                          -----------------------
                                             2000    1999    1998
                                          -----------------------
Discounted future net cash
  flows at the beginning
  of the year                             $ 6,205   3,094   4,902
-----------------------------------------------------------------
Changes during the year
  Revenues less production
    and transportation
    costs for the year                     (4,614) (1,725) (1,218)
  Net change in prices, and
    production and
    transportation costs                   10,412   8,316  (4,041)
  Extensions, discoveries and
    improved recovery, less
    estimated future costs                  4,219     734      31
  Development costs for the
    year                                    1,050     608     905
  Changes in estimated
    future development costs                 (830)   (376)   (610)
  Purchases of reserves in
    place, less estimated
    future costs                            8,168     633      17
  Sales of reserves in
    place, less estimated
    future costs                           (1,037)   (509)    (13)
  Revisions of previous
    quantity estimates*                     1,756    (332)    (98)
  Accretion of discount                     1,217     498     876
  Net change in income taxes               (6,127) (4,738)  2,340
  Other                                        (2)      2       3
-----------------------------------------------------------------
Total changes                              14,212   3,111  (1,808)
-----------------------------------------------------------------
Discounted future net cash
  flows at year-end                       $20,417   6,205   3,094
=================================================================
*Includes amounts resulting from changes in the timing of production.


o The net change in prices, and production and transportation costs is the beginning-of-the-year reserve-production forecast multiplied by the net annual change in the per-unit sales price, and production and transportation cost, discounted at 10 percent.

o Purchases and sales of reserves in place, along with extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve quantities for the year multiplied by the end-of-the-year sales prices, less future estimated costs, discounted at 10 percent.

o The accretion of discount is 10 percent of the prior year's discounted future cash inflows, less future production, transportation and development costs.

o The net change in income taxes is the annual change in the discounted future income tax provisions.

-----------------------------------------------------------------
Selected Quarterly Financial Data


             Millions of Dollars
          -------------------------
              Sales  Income            Net Income      Net Income
          and Other  Before             Per Share       Per Share
          Operating  Income     Net     of Common       of Common
           Revenues   Taxes  Income  Stock--Basic  Stock--Diluted
          -------------------------  ------------  --------------
2000
First        $4,735     542     250           .99             .98
Second        5,331     888     442          1.74            1.73
Third         5,109     938     426          1.67            1.66
Fourth        5,660   1,401     744          2.91            2.88
-----------------------------------------------------------------

1999
First        $2,421      99      70           .28             .28
Second        3,172     184      68           .27             .27
Third         3,739     414     221           .87             .87
Fourth        4,239     488     250           .99             .98
-----------------------------------------------------------------


In the above table, amounts for net income include certain special items, as shown in the following table:

                                 Special Items by Quarter
                      ----------------------------------------------
                                    Millions of Dollars
                      ----------------------------------------------
                         First      Second       Third      Fourth
                      ----------  ----------  ----------  ----------
                      2000  1999  2000  1999  2000  1999  2000  1999
                      ----------  ----------  ----------  ----------

Property impairments  $  -     -     -   (20)  (93)  (10)   (2)   (4)
Net gain/(loss) on
  asset sales            7    33    (5)   16    19     4   143    20
Work force reduction
  charges               (6)   (5)    -    (2)   (3)    -    (2)    4
Pending claims and
  settlements          (30)   38     6   (10)   (2)   (2)   10     9
Other items              8     -     2   (24)    2     8   (10)    6
Equity companies'
  special items          -     -     -     -    (2)    -   (96)*   -
--------------------------------------------------------------------
Total special items   $(21)   66     3   (40)  (79)    -    43    35
====================================================================
*Primarily property impairments recorded by the company's chemicals joint venture.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the headings "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 2001, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on pages 31 and 32.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 2001, is incorporated herein by reference:

  General Information Relating to the Board of Directors--The
    Compensation Committee
  Executive Compensation
  Options/SAR Grants in Last Fiscal Year
  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
    Year-End Option/SAR Value
  Long-Term Incentive Plan Awards in Last Fiscal Year
  Termination of Employment and Change-in-Control Arrangements
  Pension Plan Table
  Compensation of Directors and Nominees


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 2001, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

---------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 7, 2001, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedule listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 76 are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 151 through 156, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 2000, the company filed one report on Form 8-K, dated November 15, 2000, to report under Item 9, pursuant to Regulation FD, that the company elected to furnish the press release issued by it in connection with the company's meeting with analysts in New York City on November 15, 2000.

                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE II--VALUATION ACCOUNTS AND RESERVES


                                      Millions of Dollars
                    -----------------------------------------------------
                                   Additions
                      Balance  -----------------                  Balance
                           at  Charged to                              at
Description         January 1     Expense  Other  Deductions  December 31
-------------------------------------------------------------------------
                                      (a)    (b)         (c)
2000
Deducted from asset
  accounts:
    Allowance for
      doubtful
      accounts and
      notes
      receivable         $ 19           8      -           9*          18
    Deferred tax
      asset
      valuation
      allowance           328         (11)    (2)          -          315
Included in other
  liabilities:
    Reserve for
      maintenance
      turnarounds          88          52      -          93(d)        47

-------------------------------------------------------------------------

1999
Deducted from asset
  accounts:
    Allowance for
      doubtful
      accounts and
      notes
      receivable         $ 13          12      -           6           19
    Deferred tax
      asset
      valuation
      allowance           327          (4)     5           -          328
Included in other
  liabilities:
    Reserve for
      maintenance
      turnarounds          87          52      -          51           88
-------------------------------------------------------------------------

1998
Deducted from asset
  accounts:
    Allowance for
      doubtful
      accounts and
      notes
      receivable         $ 19           1      -           7           13
    Deferred tax
      asset
      valuation
      allowance           232         101     (6)          -          327
Included in other
  liabilities:
    Reserve for
      maintenance
      turnarounds          79          54      -          46           87
-------------------------------------------------------------------------
*Includes $2 million transferred to joint-venture companies.


(a) Amounts charged to income less reversal of amounts previously charged to income.

(b)  Represents effect of translating foreign financial statements.

(c) Amounts charged off less recoveries of amounts previously charged off.

(d) Includes $24 million transferred to an equity-affiliate company on July 1, 2000.

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS

Exhibit
Number                         Description
-------                        -----------

  3(i)    Restated Certificate of Incorporation, as filed with
            the State of Delaware July 17, 1989 (incorporated by reference to Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1995,
            File No. 1-720).

  (ii) Bylaws of Phillips Petroleum Company, as amended effective September 13, 1999 (incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-710).

  4(a)    Indenture dated as of September 15, 1990, between
            Phillips Petroleum Company and U.S. Bank Trust National Association, formerly First Trust National Association (formerly Continental Bank, National Association), relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011 (incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-710).

   (b) Indenture dated as of September 15, 1990, as supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and U.S. Bank Trust National Association, formerly First Trust National Association (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001; the 8.86% Notes due May 15, 2022; the 8.49% Notes due January 1, 2023; the 7.92% Notes due April 15, 2023; the 7.20% Notes due November 1, 2023; the 6.65% Notes due March 1, 2003; the 7.125% Debentures due
            March 15, 2028; the 6.65% Debentures due July 15, 2018; the 7% Debentures due 2029; the 6 3/8% Notes due 2009; the 8.5% Notes due 2005; and the 8.75% Notes due 2010 (incorporated by reference to Exhibit 4(b) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-710).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

  4(c)    Preferred Share Purchase Rights as described in the
            Rights Agreement dated as of August 1, 1999, between
            Phillips Petroleum Company and ChaseMellon
            Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 12, 1999, File No. 1-710).

          The company incurred during 2000 certain long-term debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the U.S. Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.

Material Contracts

 10(a)    Trust Agreement dated December 12, 1995, between
            Phillips Petroleum Company and Vanguard Fiduciary Trust Company, as Trustee of the Phillips Petroleum Company Compensation and Benefits Arrangements Stock Trust (incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-710).

   (b) Contribution Agreement, dated as of December 16, 1999, by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed December 22, 1999, File
            No. 1-710).

   (c) Governance Agreement, dated as of December 16, 1999, by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed December 22, 1999, File
            No. 1-710).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(d)    Amended and Restated Limited Liability Company
            Agreement of Duke Energy Field Services, LLC, dated as of March 31, 2000, by and between Phillips Gas Company and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed April 13, 2000, File
            No. 1-720).

   (e) Parent Company Agreement, dated as of March 31, 2000, by and among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC, and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed April 13, 2000, File No. 1-720).

   (f) Contribution Agreement, dated as of May 23, 2000, by and among Phillips Petroleum Company, Chevron
            Corporation and Chevron Phillips Chemical Company LLC
            (incorporated by reference to Exhibit 2.1 to Current
            Report on Form 8-K, filed June 1, 2000, File
            No. 1-710).

   (g) Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated as of July 1, 2000, by and between Phillips Petroleum Company, Chevron Corporation, Chevron U.S.A. Inc., Chevron Overseas Petroleum Inc., Chevron Pipe Line Company, Drilling Specialties Co.,
            WesTTex 66 Pipeline Co., and Phillips Petroleum International Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 14, 2000, File No. 1-710).

   (h)    Master Purchase and Sale Agreement dated as of
            March 15, 2000, as amended as of April 6, 2000, among Atlantic Richfield Company, CH-Twenty, Inc., BP Amoco p.l.c. and Phillips Petroleum Company (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, filed April 18, 2000, File No. 1-710).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

Management Contracts and Compensatory Plans or Arrangements

 10(i)    1986 Stock Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(d) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-710).

   (j)    1990 Stock Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(e) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-710).

   (k)    Annual Incentive Compensation Plan of Phillips
            Petroleum Company (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-710).

   (l)    Incentive Compensation Plan of Phillips Petroleum
            Company (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended
            December 31, 1999, File No. 1-710).

   (m) Principal Corporate Officers Supplemental Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-710).

   (n)    Phillips Petroleum Company Supplemental Executive
            Retirement Plan.

   (o)    Key Employee Deferred Compensation Plan of Phillips
            Petroleum Company.

   (p) Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-710).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(q)    Omnibus Securities Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(l) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-710).

   (r) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-710).

   (s)    Key Employee Missed Credited Service Retirement Plan of
            Phillips Petroleum Company.

   (t)    Phillips Petroleum Company Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the year ended
            December 31, 1998, File No. 1-710).

   (u)    Key Employee Supplemental Retirement Plan of Phillips
            Petroleum Company.

   (v)    Defined Contribution Makeup Plan of Phillips Petroleum
            Company.

   (w)    Phillips Petroleum Company Executive Severance Plan
            (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1999, File No. 1-710).

 12       Computation of Ratio of Earnings to Fixed Charges.

 21       List of Subsidiaries of Phillips Petroleum Company.

 23       Consent of Independent Auditors.

 99(a)    Form 11-K, Annual Report, of the Thrift Plan of
            Phillips Petroleum Company for the fiscal year ended
            December 31, 2000 (to be filed by amendment pursuant to Rule 15d-21).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 99(b)    Form 11-K, Annual Report, of the Long-Term Stock
            Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2000 (to be filed by amendment pursuant to Rule 15d-21).

   (c)    Form 11-K, Annual Report, of the Retirement Savings
            Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2000 (to be filed by amendment pursuant to Rule 15d-21).


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

                                 PHILLIPS PETROLEUM COMPANY


                                    /s/ J. J. Mulva
March 15, 2001               ----------------------------------
                                        J. J. Mulva
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on March 15, 2001.


        Signature                            Title
        ---------                            -----


    /s/ J. J. Mulva
---------------------------    Chairman of the Board of Directors
        J. J. Mulva               and Chief Executive Officer
                                 (Principal executive officer)

   /s/ John A. Carrig
---------------------------           Senior Vice President,
       John A. Carrig                Chief Financial Officer
                                           and Treasurer
                                  (Principal financial officer)

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