Form 10-Q
period 2001-03-31
PHILLIPS PETROLEUM CO
filed 2001-05-14
CIK 78214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          ---------------
                             FORM 10-Q


(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                               ----------------------------------

                                OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------
Commission file number             1-720
                       ------------------------------------------


                    PHILLIPS PETROLEUM COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                73-0400345
-------------------------------               -------------------
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

The registrant had 255,745,121 shares of common stock, $1.25 par value, outstanding at April 30, 2001.

                 PART I. FINANCIAL INFORMATION


-----------------------------------------------------------------
Consolidated Statement of Income       Phillips Petroleum Company


                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                2001         2000
                                              -------------------
Revenues
Sales and other operating revenues            $4,868        4,735
Equity in earnings of affiliated companies        27           21
Other revenues                                     9           12
-----------------------------------------------------------------
    Total Revenues                             4,904        4,768
-----------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               2,509        3,083
Production and operating expenses                570          519
Exploration expenses                              67           51
Selling, general and administrative expenses     160          185
Depreciation, depletion and amortization         322          234
Taxes other than income taxes                    154           62
Interest expense                                  84           61
Foreign currency transaction losses                7           18
Preferred dividend requirements of
  capital trusts                                  13           13
-----------------------------------------------------------------
    Total Costs and Expenses                   3,886        4,226
-----------------------------------------------------------------
Income before income taxes                     1,018          542
Provision for income taxes                       528          292
-----------------------------------------------------------------
Net Income                                    $  490          250
=================================================================

Net Income Per Share of Common Stock
  Basic                                       $ 1.92          .99
  Diluted                                       1.91          .98
-----------------------------------------------------------------

Dividends Paid                                $  .34          .34
-----------------------------------------------------------------

Average Common Shares Outstanding
    (in thousands)
  Basic                                      255,556      253,718
  Diluted                                    257,161      254,677
-----------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company


                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              2001           2000
                                          -----------------------
Assets
Cash and cash equivalents                  $   143            149
Accounts and notes receivable (includes
  receivables from related parties of
  $152 million in 2001 and $227 million
  in 2000), less allowances of
  $18 million in 2001 and 2000               1,316          1,779
Inventories                                    530            357
Deferred income taxes                          160            191
Prepaid expenses and other current assets      166            130
-----------------------------------------------------------------
    Total Current Assets                     2,315          2,606
Investments and long-term receivables        3,105          2,999
Properties, plants and equipment (net)      15,102         14,784
Deferred income taxes                            5              -
Deferred charges                               133            120
-----------------------------------------------------------------
Total                                      $20,660         20,509
=================================================================

Liabilities
Accounts payable                           $ 1,783          1,914
Notes payable and long-term debt due
  within one year                              262            262
Accrued income and other taxes               1,000            815
Other accruals                                 460            501
-----------------------------------------------------------------
    Total Current Liabilities                3,505          3,492
Long-term debt                               6,143          6,622
Accrued dismantlement, removal and
  environmental costs                          809            702
Deferred income taxes                        2,013          1,894
Employee benefit obligations                   446            494
Other liabilities and deferred credits         598            562
-----------------------------------------------------------------
Total Liabilities                           13,514         13,766
-----------------------------------------------------------------

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Phillips
  Capital Trusts I and II                      650            650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--500,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                                383            383
      Capital in excess of par               2,170          2,153
    Treasury stock (at cost:
      2001--22,831,002 shares;
      2000--23,142,005 shares)              (1,142)        (1,156)
    Compensation and Benefits Trust (CBT)
      (at cost: 2001--27,856,573 shares;
      2000--27,849,430 shares)                (944)          (943)
Accumulated other comprehensive income        (121)          (100)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)             (257)          (263)
Retained earnings                            6,407          6,019
-----------------------------------------------------------------
Total Common Stockholders' Equity            6,496          6,093
-----------------------------------------------------------------
Total                                      $20,660         20,509
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               2001          2000
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 490           250
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                            322           234
      Dry hole costs and leasehold impairment    17            13
      Deferred taxes                            120            24
      Other                                     (16)           71
    Working capital adjustments
      Increase in aggregate balance of
        accounts receivable sold                  -           118
      Decrease (increase) in other accounts
        and notes receivable                    417           (35)
      Increase in inventories                  (175)          (58)
      Increase in prepaid expenses and other
        current assets                          (22)           (5)
      Increase (decrease) in accounts payable   (88)           85
      Increase in taxes and other accruals      190            73
-----------------------------------------------------------------
Net Cash Provided by Operating Activities     1,255           770
-----------------------------------------------------------------

Cash Flows from Investing Activities
Alaskan acquisition                              (5)            -
Capital expenditures and investments,
  including dry hole costs                     (656)         (299)
Proceeds from asset dispositions                 12             7
Long-term advances to affiliates and
  other investments                             (17)          (42)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (666)         (334)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                  -            57
Repayment of debt                              (496)         (391)
Issuance of company common stock                  4             2
Dividends paid on common stock                  (87)          (86)
Other                                           (16)          (25)
-----------------------------------------------------------------
Net Cash Used for Financing Activities         (595)         (443)
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents          (6)           (7)
Cash and cash equivalents at beginning
  of period                                     149           138
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 143           131
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

On March 31, 2000, Phillips and Duke Energy Corporation (Duke Energy) contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron Corporation (Chevron) contributed their chemicals businesses, excluding Chevron's Oronite business, to Chevron Phillips Chemical
Company LLC (CPC). Both of these joint ventures are being accounted for using the equity method of accounting, which significantly impacts how the Gas Gathering, Processing, and Marketing (GPM) and Chemicals segments' operations are reflected in Phillips' consolidated income statement. Under the equity method of accounting, Phillips' share of a joint venture's net income is recorded in a single line item on the income statement:
"Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (for example, operating revenues, operating costs, etc.) include activity related to the GPM and Chemicals operations only up to the effective dates of the joint ventures. As a result, the two periods are not comparable.


Note 2--Alaskan Acquisition

In the first quarter of 2001, Phillips completed the acquisition of ARCO's Alaskan businesses with the final settlement of all remaining post-closing issues with BP. In addition, Phillips has finalized its purchase price determination and allocated the purchase price to specific assets and liabilities. Based on the appraised value of the properties, plants and equipment acquired, no goodwill was recorded in the purchase price allocation.

During the first quarter of 2001, net cash activity with BP related to the acquisition was not material. However, there was a $107 million increase in property, plant and equipment during the quarter due to the additional quantification and recognition of certain non-cash liabilities of the acquired ARCO businesses, primarily an additional accrual, on a discounted basis, to cover environmental remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO. The expected expenditures for these remediation activities are as follows: $23 million and $22 million in 2001 and 2002, respectively, and $16 million each in 2003, 2004 and 2005. Remaining expenditures thereafter are expected to be $98 million. The effect of inflation, net of a 5 percent discount factor, reduces the accrual by $21 million, resulting in a fair value environmental liability of $170 million.


Note 3--Inventories

Inventories were:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              2001           2000
                                          -----------------------

Crude oil                                     $191            130
Petroleum products                             207             98
Materials, supplies and other                  132            129
-----------------------------------------------------------------
                                              $530            357
=================================================================


Note 4--Summarized Financial Data of Significant Equity
          Affiliates

Duke Energy Field Services, LLC

Phillips owns 30.3 percent of DEFS. Phillips' consolidated results of operations include 100 percent of the activity of its gas gathering, processing and marketing business through March 31, 2000, and its 30.3 percent share of DEFS' earnings since that date. Included in the GPM segment's operating results in the first three months of 2001 was a $9 million benefit representing the amortization of the $824 million basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. This difference is being amortized over 15 years, consistent with the term of Phillips' commitment to purchase natural gas liquids from DEFS.

Summarized financial information for DEFS (100 percent) for the three-month period ended March 31, 2001, follows:

                                                         Millions
                                                       of Dollars
                                                       ----------

Revenues                                                   $3,380
Income before cumulative effect of a change
  in accounting principle and income taxes                    143
Net income                                                    142
-----------------------------------------------------------------


The members of DEFS are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.


Chevron Phillips Chemical Company LLC

Phillips and Chevron each own 50 percent of the voting and economic interests in CPC. Phillips' consolidated results of operations include 100 percent of the activity of its chemicals business through June 30, 2000, and its 50 percent share of CPC's earnings since that date. Also included in the first three months of 2001 operating results was a $1 million reduction for the amortization of the $108 million basis difference between the book value of Phillips' contribution to CPC and its 50 percent interest in the equity of CPC. This basis difference is being amortized over 20 years.

Summarized financial information for CPC (100 percent) for the three-month period ended March 31, 2001, follows:

                                                         Millions
                                                       of Dollars
                                                       ----------

Revenues                                                   $1,854
Loss before income taxes                                      117
Net loss                                                      118
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

Note 5--Properties, Plants and Equipment

The company's net investment in properties, plants and equipment was:

                                            Millions of Dollars
                                          -----------------------
                                          March 31    December 31
                                              2001           2000
                                          -----------------------
Properties, plants and equipment
  (at cost)                                $24,882         24,383
Less accumulated depreciation,
  depletion and amortization                 9,780          9,599
-----------------------------------------------------------------
                                           $15,102         14,784
=================================================================


Note 6--Debt

At March 31, 2001, Phillips had three bank credit facilities in place, totaling $3 billion, available for its use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities include a $1.5 billion revolving facility expiring in May 2002, a $1 billion revolving facility expiring in October 2002, and a $500 million credit agreement expiring in October 2005. At March 31, 2001, the company had no debt outstanding under these credit facilities, but had $20 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair market value.

Also at March 31, 2001, Phillips' Norwegian subsidiary had no outstanding debt on its two $300 million revolving credit facilities which expire in November 2001 and June 2004, respectively.


Note 7--Derivative Instruments

The company and certain of its subsidiaries may use financial and commodity-based derivative contracts to manage exposures to currency and commodity price fluctuations. For every derivative contract used, there is an offsetting physical or financial position, firm commitment or anticipated transaction. Neither Phillips nor its subsidiaries hold or issue derivative financial instruments with leveraged features. In 2000 and the first quarter of 2001, the net realized and unrealized gains and losses from derivative contracts were not material to the company's financial statements.

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on the type of hedge and whether it meets the qualifications for and has been designated as a hedge. Phillips has elected not to use hedge accounting for any of the derivative contracts used in the company's risk management programs during the first quarter of 2001. All gains and losses from these derivative contracts, realized or unrealized, have been recognized in the statement of income. Assets and liabilities resulting from derivative contracts open at March 31, 2001, appear as receivables or payables on the balance sheet. Amounts related to derivatives in other comprehensive income are the unrealized gains and losses from the cash-flow hedges of non-consolidated affiliates. Phillips had no cumulative effect of accounting change as a result of adopting Statement No. 133.

Financial Derivative Contracts--The company on occasion uses forward exchange contracts or collars to manage exposures to currency exchange rate fluctuations associated with certain assets, liabilities, firm commitments, and anticipated transactions. During the first quarter of 2001, Phillips used derivative contracts to manage the exposure to: 1) exchange rate fluctuations between the U.S. and Australian dollars to fund an Australian acquisition; and 2) exchange rate fluctuations between revenues received in U.S. dollars and various European currencies and the company's Norwegian subsidiary's expenditures payable in kroner. Results from this activity appear in foreign currency transaction gains and losses on the statement of income.

Commodity Derivative Contracts--The company uses commodity-based swaps and futures to manage exposures to commodity price fluctuations. During the first quarter of 2001, Phillips used these contracts to manage the exposure to price fluctuations between the purchase of feedstock for the company's refineries and the sale of the resulting refined products. Gains and losses from this activity appear in purchased crude oil and products on the income statement.

Note 8--Comprehensive Income

Phillips' comprehensive income for the three-month periods ended
March 31 was as follows:

                                              Millions of Dollars
                                              -------------------
                                              2001           2000
                                              -------------------

Net income                                    $490            250
After-tax changes in:
  Foreign currency translation adjustments     (17)           (20)
  Unrealized loss on derivative instruments     (2)             -
  Unrealized gain (loss) on securities          (2)             1
-----------------------------------------------------------------
Comprehensive income                          $469            231
=================================================================


Accumulated other comprehensive income included:

                                             Millions of Dollars
                                            ---------------------
                                            March 31  December 31
                                                2001         2000
                                            ---------------------

Foreign currency translation adjustments       $(123)        (106)
Unrealized gain on securities                      4            6
Unrealized loss on derivative instruments         (2)           -
-----------------------------------------------------------------
                                               $(121)        (100)
=================================================================


Note 9--Contingencies

In the case of all known contingencies, except those acquired in a purchase business combination (see Note 2--Alaskan Acquisition), the company accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for possible insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries. For known contingencies acquired in a purchase business combination, the accruals are presented at fair value. If applicable, discounted receivables are accrued for probable insurance or third-party recoveries attributable to the discounted contingencies. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

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


Note 10--Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 2001 and 2000, were 52 percent and 54 percent, respectively. The first quarter rate for 2001 reflects a lower proportion of income in higher-tax-rate jurisdictions, compared with the first quarter of 2000.

Note 11--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income for the three-month periods ended March 31:

                                              Millions of Dollars
                                              -------------------
                                              2001           2000
                                              -------------------
After-Tax
E&P                                           $  2             (3)
RM&T                                             3              -
Chemicals                                        -             (1)
Corporate and Other                            (12)            (4)
-----------------------------------------------------------------
Total                                         $ (7)            (8)
=================================================================

Before-Tax
E&P                                           $  2            (12)
RM&T                                             2              -
Chemicals                                        -             (1)
Corporate and Other                            (11)            (5)
-----------------------------------------------------------------
Total                                         $ (7)           (18)
=================================================================

Note 12--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for interest and income taxes for the three-month periods ended
March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              2001           2000
                                              -------------------
Non-Cash Investing and Financing Activities
Company stock issued under compensation
  and benefit plans                           $ 10              5
Change in fair value of securities             (13)             9
Investment in equity affiliate through
  exchange of non-cash assets and
  liabilities*                                   -          1,068
Investment in equity affiliate through
  direct guarantee of debt                      13              -
Investment in property, plant and equipment
  of ARCO's Alaskan businesses through the
  assumption of net non-cash liabilities of
  the acquired businesses                      107              -
-----------------------------------------------------------------
Cash Payments
Interest
  Debt                                        $ 35             80
  Taxes and other                                7              4
-----------------------------------------------------------------
                                              $ 42             84
=================================================================
Income taxes                                  $131             70
-----------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas processing and gathering business of Duke Energy into DEFS. See Note 4-- Summarized Financial Data of Significant Equity Affiliates.


The working capital and non-working capital adjustments for the three months ended March 31, 2000, are net of the effect of assets and liabilities transferred to Duke Energy Field Services.


Note 13--Receivables Monetization

At March 31, 2001, the company had two agreements with bank-sponsored entities for the revolving sale of undivided interests in a pool of credit card and trade receivables, and receivables from its E&P segment. The two agreements combined allowed for the sale of receivables of up to $500 million. Interests retained in the pool of receivables were measured and recorded at face value, which is also fair value. The company also incurred a limited recourse obligation for bad debt experience for its credit card and trade receivables, which is recorded at a fair value that is equal to estimated bad debt experience rates.

Total cash flows received from and paid to the bank-sponsored entities in the first quarter of 2001 were as follows:

                                                         Millions
                                                       of Dollars
                                                       ----------
Receivables sold at December 31, 2000
  Under a revolving agreement                             $   400
  Under a non-revolving agreement                             100
New receivables sold                                        1,605
Cash collections remitted                                  (1,605)
-----------------------------------------------------------------
Receivables sold at March 31, 2001                        $   500
=================================================================
Discounts and other fees paid on
  revolving balances                                      $     6
-----------------------------------------------------------------


Note 14--Related Party Transactions

Significant transactions with affiliated parties were:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                2001         2000
                                              -------------------

Operating revenues (a)                        $  299          349
Purchases (b)                                    328          175
Operating expenses (c)                            79           12
Selling, general and
  administrative
  expenses (d)                                    13           29
Interest income (e)                                -            3
Interest expense (f)                               2            -
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

(c) Phillips pays processing fees to various affiliates-- primarily Merey Sweeny, L.P. for the processing of heavy oil through the partnership's coker unit.

(d) Phillips charges both DEFS and CPC for corporate services provided to the two equity companies under transition service agreements. Phillips pays fees to its pipeline equity companies for transporting product and pays common facility fees to other affiliates.

(e) Prior to July 1, 2000, Phillips earned interest on loans to certain affiliates, primarily Sweeny Olefins Limited
    Partnership.

(f) Phillips paid interest to Merey Sweeny, L.P. for a loan related to improvements at the Sweeny Complex.

Elimination of the company's equity percentage share of profit or loss on the above transactions was not material.


Note 15--Segment Disclosures

The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes natural gas produced by Phillips and others. Since March 31, 2000, Phillips' GPM segment has consisted primarily of its equity investment in DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products in the United States. This segment also fractionates and markets natural gas liquids.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. Since
     July 1, 2000, Phillips' Chemicals segment has consisted primarily of its equity investment in CPC.

Corporate and All Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts; certain eliminations; and various other corporate activities, such as the company's captive insurance subsidiary and tax items not directly attributable to the operating segments.

The company evaluates performance and allocates resources based on, among other items, net income. Intersegment sales are recorded at market value. There have been no material changes in the basis of segmentation or in the basis of measurement of segment net income since the 2000 annual report.


Analysis of Results by Operating Segment

                                         Millions of Dollars
                                   -------------------------------
                                          Operating Segments
                                   -------------------------------
                                       E&P  GPM    RM&T  Chemicals
Three Months Ended March 31, 2001  -------------------------------
Sales and Other Operating Revenues
  External customers               $ 2,308    -   2,559          -
  Intersegment (eliminations)          140    -       2          -
------------------------------------------------------------------
    Segment sales                  $ 2,448    -   2,561          -
==================================================================

Net income (loss)                  $   581   35      46        (44)
==================================================================

Three Months Ended March 31, 2000
Sales and Other Operating Revenues
  External customers               $ 1,064  255   2,616        799
  Intersegment (eliminations)          190  287     182         71
------------------------------------------------------------------
    Segment sales                  $ 1,254  542   2,798        870
==================================================================

Net income                         $   241   51      23         26
==================================================================

Total Assets
  At March 31, 2001                $14,088   96   3,404      2,087
------------------------------------------------------------------
  At December 31, 2000             $13,834   77   3,420      2,170
------------------------------------------------------------------


                                           Millions of Dollars
                                       ---------------------------
                                           Corporate
                                       and All Other  Consolidated
Three Months Ended March 31, 2001      ---------------------------
Sales and Other Operating Revenues
  External customers                          $    1         4,868
  Intersegment (eliminations)                   (142)            -
------------------------------------------------------------------
    Segment sales                             $ (141)        4,868
==================================================================

Net income (loss)                             $ (128)          490
==================================================================

Three Months Ended March 31, 2000
Sales and Other Operating Revenues
  External customers                          $    1         4,735
  Intersegment (eliminations)                   (730)            -
------------------------------------------------------------------
    Segment sales                             $ (729)        4,735
==================================================================

Net income (loss)                             $  (91)          250
==================================================================

Total Assets
  At March 31, 2001                           $  985        20,660
------------------------------------------------------------------
  At December 31, 2000                        $1,008        20,509
------------------------------------------------------------------


Note 16--Significant Transactions

Proposed Tosco Acquisition

On February 4, 2001, Phillips announced that it had agreed to purchase Tosco Corporation (Tosco) in a $7 billion stock transaction. Under the terms of the agreement, Phillips would issue 0.8 shares of its common stock for each Tosco share, and would assume approximately $2 billion of Tosco's debt. The transaction has been approved by both companies' Boards of Directors and in separate special shareholder meetings held on April 11, 2001, shareholders of both Tosco and Phillips approved the transaction. Closing of the transaction remains subject to customary regulatory review. The transaction would be accounted for using the purchase method of accounting.

Under the terms of the agreement, Phillips would acquire all of Tosco's operations, including eight U.S. refineries with a total capacity of 1.35 million barrels per day and 6,300 retail outlets in 32 states. In 2000, Tosco had revenues of approximately
$25 billion and employed 26,400 people. The combined RM&T operations would make Phillips one of the largest refiners and marketers in the United States.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 35.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 2001, is based on a comparison with the corresponding period in 2000.


Consolidated Results

A summary of the company's net income by business segment follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                               2001          2000
                                              -------------------

Exploration and Production (E&P)              $ 581           241
Gas Gathering, Processing and Marketing (GPM)    35            51
Refining, Marketing and Transportation (RM&T)    46            23
Chemicals                                       (44)           26
Corporate and Other                            (128)          (91)
-----------------------------------------------------------------
Net Income                                    $ 490           250
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

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2001           2000
                                              -------------------

Pending claims and settlements                $ (5)           (30)
Net gains/(losses) on asset sales               (3)             7
Equity companies' special items                 (5)             -
Other items                                     (1)             2
-----------------------------------------------------------------
Total special items                           $(14)           (21)
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                               2001          2000
                                              -------------------

E&P                                           $ 585           223
GPM                                              35            57
RM&T                                             48            27
Chemicals                                       (39)           28
Corporate and Other                            (125)          (64)
-----------------------------------------------------------------
Net operating income                          $ 504           271
=================================================================


Phillips' net income was $490 million in the first quarter of 2001, compared with $250 million in the first quarter of 2000. Special items reduced net income $14 million in the first quarter of 2001 and $21 million in the first quarter of the prior year. After excluding special items, net operating income in the first quarter of 2001 was $504 million, compared with $271 million in the first quarter of 2000.

The company's net operating income increased in the first quarter of 2001, mainly due to higher U.S. Lower 48 natural gas prices, increased crude oil production, and improved RM&T earnings.

RM&T's first-quarter 2001 results included a full quarter's benefit from the coker and continuous catalytic reformer projects at the Sweeny, Texas, refinery, which enable the company to utilize lower-cost crude oil. These positive items were partially offset by a $39 million net operating loss from the Chemicals segment. Chemicals' earnings were impacted by higher utility and feedstock costs. Phillips also had higher interest expense at the corporate level.


Income Statement Analysis

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

Sales and other operating revenues increased 3 percent in the first quarter of 2001, reflecting higher crude oil production as a result of the Alaskan acquisition in the second quarter of 2000 and improved natural gas prices. These items were substantially offset by the reduction in operating revenues as a result of using the equity method of accounting for the DEFS and CPC joint ventures, as well as the sale of the company's U.K. downstream operations at year-end 2000.

Equity in earnings of affiliated companies increased 29 percent in the first quarter of 2001, primarily due to equity earnings from DEFS and Merey Sweeny, L.P., a 50-percent-owned equity company that owns and operates the coker unit at the Sweeny refinery. These items were partially offset by losses from CPC. Other revenues declined 25 percent in the first quarter of 2001, as lower results from asset dispositions and lower insurance dividends were partially offset by more favorable contingency-related activity.

Purchased crude oil and products decreased 19 percent in the first quarter of 2001, reflecting the use of the equity method of accounting for the DEFS and CPC joint ventures.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the general administrative, geological, geophysical and lease rentals (G&G) component of exploration expenses. Controllable costs, adjusted to exclude special items and G&G expenses, increased
8 percent in the first quarter of 2001. The increase was due to the Alaskan acquisition; higher utility costs at the company's refineries; new coker-related, crude-processing fees at the Sweeny refinery; and higher benefit-related expenses. These items were partially offset by the reduction in controllable costs caused by the use of the equity method of accounting for the DEFS and CPC joint ventures.

Exploration expenses increased 31 percent in the first quarter of 2001, reflecting higher G&G and lease impairment costs in the period.

Depreciation, depletion and amortization (DD&A) increased
38 percent in the first quarter of 2001. The increase was mainly due to the company's larger asset base and higher production rates as a result of the Alaskan acquisition, partially offset by the use of equity-method accounting for the DEFS and CPC joint ventures.

Taxes other than income taxes increased 148 percent in the first quarter of 2001, reflecting higher production and property taxes following the Alaskan acquisition.

Interest expense increased 38 percent in the first quarter of 2001, primarily due to higher debt balances incurred for the Alaskan acquisition, partially offset by an increase in the amount of interest charges that are being capitalized.

Foreign currency transaction losses of $7 million were incurred in the first quarter of 2001, compared with $18 million in the first quarter of 2000. Preferred dividend requirements were unchanged in the first quarter of 2001 from the corresponding quarter of the prior year.

Segment Results

E&P
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                2001         2000
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                           $  581          241
Less special items                                (4)          18
-----------------------------------------------------------------
Net operating income                          $  585          223
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska                                  $25.95        22.01
      Lower 48                                 27.10        27.70
      Total                                    26.06        26.79
    Foreign                                    25.33        27.13
    Worldwide                                  25.81        27.07
Natural gas--lease
  (per thousand cubic feet)
    United States
      Alaska                                    1.79            -
      Lower 48                                  6.41         2.40
      Total                                     6.10         2.40
    Foreign                                     2.83         2.31
    Worldwide                                   4.90         2.36
-----------------------------------------------------------------

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration Expenses
Geological, geophysical and lease rentals     $   50           38
Leasehold impairment                              11            5
Dry holes                                          6            8
-----------------------------------------------------------------
                                              $   67           51
=================================================================

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               2001          2000
                                              -------------------
                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                                      349             8
    Lower 48                                     33            36
-----------------------------------------------------------------
    Total                                       382            44
  Norway                                        122           112
  United Kingdom                                 20            31
  Nigeria                                        30            24
  China                                          13            14
  Canada                                          1             6
  Timor Sea                                       8             6
  Denmark                                         4             4
  Venezuela                                       3             3
-----------------------------------------------------------------
                                                583           244
=================================================================

Natural gas liquids produced
  United States
    Alaska                                       27*            -
    Lower 48                                      1             1
-----------------------------------------------------------------
    Total                                        28             1
  Norway                                          5             5
  Other areas                                     4             5
-----------------------------------------------------------------
                                                 37            11
=================================================================
*Includes 16,000 barrels per day that were sold from the Prudhoe
 Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

                                                   Millions of
                                                Cubic Feet Daily
                                              -------------------
Natural gas produced*
  United States
    Alaska                                      182           122
    Lower 48                                    721           767
-----------------------------------------------------------------
    Total                                       903           889
  Norway                                        138           141
  United Kingdom                                202           257
  Canada                                         22            87
  Nigeria                                        43            27
  Australia                                      40             -
-----------------------------------------------------------------
                                              1,348         1,401
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales                     116           115
-----------------------------------------------------------------

Net operating income from Phillips' E&P segment increased
162 percent in the first quarter of 2001. The increase reflects higher U.S. natural gas prices, as well as higher crude oil production resulting from the Alaskan acquisition and increased output from Norway and Nigeria.

U.S. natural gas prices peaked in January 2001, and trended downward in February and March. Crude oil prices moved downward from the prices experienced in the second half of 2000.


U.S. E&P
--------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2001           2000
                                              -------------------
Operating Income
Reported net income                           $472            121
Less special items                              (2)             7
-----------------------------------------------------------------
Net operating income                          $474            114
=================================================================

Alaska                                        $245             24
Lower 48                                       229             90
-----------------------------------------------------------------
                                              $474            114
=================================================================


Net operating income from the company's U.S. E&P operations increased 316 percent in the first quarter of 2001, with the increase attributable to the Alaskan acquisition and higher natural gas prices.

U.S. crude oil production increased substantially in the first quarter of 2001 due to the Alaskan acquisition and the startup of the Alpine field in Alaska in late 2000. Crude oil production in the Lower 48 continued to trend downward in the first quarter, reflecting property dispositions. U.S. natural gas production increased slightly in the first quarter of 2001, primarily due to higher output in Alaska.

Special items in the first quarter of 2001 included a net loss on the disposition of assets. Special items in the first quarter of 2000 primarily consisted of a net gain on asset sales.

Foreign E&P
-----------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2001           2000
                                              -------------------
Operating Income
Reported net income                           $109            120
Less special items                              (2)            11
-----------------------------------------------------------------
Net operating income                          $111            109
=================================================================


Net operating income from the company's foreign E&P operations increased 2 percent in the first quarter of 2001. Earnings benefited from improved natural gas prices and lower production and operating expenses. Although foreign E&P crude oil production increased slightly in the first quarter of 2001, production declined in countries with lower tax rates (e.g., the United Kingdom and Canada) and increased in countries with higher tax rates (e.g., Norway and Nigeria), reducing after-tax results in the period. The company's average foreign crude oil price was also 7 percent lower in the first quarter of 2001.

Natural gas production decreased 13 percent in the first quarter of 2001. It declined in the U.K. North Sea as a result of field declines, and in Canada due to the sale of the Zama-area properties in late 2000. Natural gas production increased in Nigeria and new production began in Australia.

Special items in the first quarter of 2001 consisted of a net loss on asset dispositions. Special items in the first quarter of 2000 primarily consisted of a deferred tax adjustment and a net gain on property dispositions.

GPM
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                2001         2000
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                           $   35           51
Less special items                                 -           (6)
-----------------------------------------------------------------
Net operating income                          $   35           57
=================================================================

                                              Dollars Per Barrel
                                              -------------------
Average Sales Prices
U.S. natural gas liquids*                     $25.38        19.48
-----------------------------------------------------------------

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Operating Statistics**
Raw gas throughput                             2,121        1,824
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------

Natural gas liquids production                   112          162
-----------------------------------------------------------------
 *The price for 2000 represents Phillips' realized price prior to the formation of DEFS. The price for 2001 is based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural-gas-liquids-component and location mix.
**Production and throughput volumes for 2000 represent Phillips' production and throughput prior to the formation of DEFS. The volumes in 2001 reflect Phillips' 30.3 percent share of DEFS' production and throughput.


Net operating income from the GPM segment decreased 39 percent in the first quarter of 2001. Since Phillips combined its gas gathering, processing and marketing business with Duke Energy's to form DEFS on March 31, 2000, Phillips has used equity accounting for its investment in DEFS. As a result, GPM-segment earnings are not directly comparable between the first quarter of 2001 and the first quarter of 2000. Factors affecting the results of operations for the two periods were:

o Natural gas liquids prices in the first quarter of 2001 were approximately 30 percent higher than those in the first quarter of 2000. This benefit was partially offset by higher natural gas prices, which increased purchase costs.

o DEFS' earnings in the first quarter of 2001 were reduced by interest charges on the $2.8 billion in financing incurred shortly after the closing of the transaction. Prior to the formation of DEFS, the GPM segment did not have interest expense. Also, by receiving equal cash distributions with Duke Energy, Phillips monetized approximately 25 percent of its GPM investment (absent the equal cash distribution to each joint venturer, Phillips' share in DEFS would have been approximately 39 percent based on the relative fair values of the contributed businesses).

Special items in the first quarter of 2000 consisted of work force reduction charges.

RM&T
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                               2001          2000
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income                           $  46            23
Less special items                               (2)           (4)
-----------------------------------------------------------------
Net operating income                          $  48            27
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices (per gallon)
Automotive gasoline
  Wholesale                                   $ .89           .86
  Retail                                       1.02           .99
Distillates                                     .84           .81
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
Operating Statistics
U.S. refinery crude oil
  Rated capacity                                368           360
  Crude runs                                    346           345
  Capacity utilization (percent)                 94%           96
Natural gas liquids fractionation
  Rated capacity                                137           252
  Processed                                     102           212
  Capacity utilization (percent)                 74%           84
Refinery and natural gas liquids production     503           589
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Branded                                   242           229
      Unbranded                                  22            33
      Spot                                       37            29
    Aviation fuels                               43            38
    Distillates
      Wholesale and retail                      106           107
      Spot                                       29            29
    Natural gas liquids (fractionated)          102           142
    Other products                               38            35
-----------------------------------------------------------------
                                                619           642
  Foreign                                         -            44
-----------------------------------------------------------------
                                                619           686
=================================================================

Net operating income from the RM&T segment increased 78 percent in the first quarter of 2001. The increase was attributable to the Sweeny refinery, which benefited from a full quarter's operation of the coker and continuous catalytic reformer. The coker allows for the processing of heavier, lower-cost crude oil, thereby reducing crude oil purchase costs. This was particularly beneficial in the first quarter of 2001, as the spread in prices between heavy and light crude oils was greater than historical averages. In the first quarter of 2001, average crude oil acquisition costs at the Sweeny refinery were 29 percent lower than the average price of West Texas Intermediate (WTI) crude oil, compared with the first quarter of 2000 when the acquisition costs were only 1 percent lower than the average WTI price. This, combined with higher product prices, led to improved gasoline and distillates margins at the refinery.

The improved results at the Sweeny refinery were partially offset by lower earnings at the company's two other refineries, due mainly to higher utility costs and a scheduled maintenance turnaround at the company's Borger, Texas, refinery. Also, the company had lower earnings from its wholesale marketing business, which experienced lower gasoline and distillates margins. In addition, RM&T results declined due to the sale of the U.K. downstream business at year-end 2000.

Phillips' refineries processed 346,000 barrels per day in the first quarter of 2001, compared with 345,000 barrels per day in the first quarter of 2000. Effective January 1, 2001, RM&T's rated crude oil refining capacity increased to 368,000 barrels per day as a result of completing the coker and continuous catalytic reformer projects.

Special items in the first quarter of 2001 consisted of a property impairment recorded by an equity-affiliate pipeline company. Special items in the first quarter of 2000 included contingency-related charges.

Chemicals
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2001           2000
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Income
Reported net income (loss)                    $(44)            26
Less special items                              (5)            (2)
-----------------------------------------------------------------
Net operating income (loss)                   $(39)            28
=================================================================

                                              Millions of Pounds
                                              -------------------
Operating Statistics
Production*
  Ethylene                                     828            890
  Polyethylene                                 479            562
  Styrene                                      109              -
  Normal alpha olefins                         130              -
-----------------------------------------------------------------
*Production volumes for the first quarter of 2001 represent
 Phillips' 50 percent share of Chevron Phillips Chemical Company
 LLC.


The company's Chemicals segment posted a net operating loss of $39 million in the first quarter of 2001, compared with net operating income of $28 million in the first quarter of 2000. On July 1, 2000, Phillips and Chevron combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into CPC. Phillips is using the equity method of accounting for its 50 percent interest in CPC.

As a result of the CPC transaction, earnings from Phillips'
Chemicals segment are not directly comparable between the first quarter of 2001 and the first quarter of 2000. Some factors affecting the results for the two periods were:

o Beginning in the third quarter of 2000, margins in the chemical industry weakened due to higher feedstock prices in key product lines. Margins continued to weaken in the fourth quarter of 2000, with the Chemicals segment posting a net operating loss of $41 million for the quarter. Difficult market conditions continued in the first quarter of 2001, as margins in key product lines remained low.

o CPC's earnings in the first quarter of 2001 were reduced by interest charges on the financing incurred upon formation to fund operations and initial cash distributions to the parent companies. Prior to the formation of CPC, the Chemicals segment did not have interest expense.

Special items in the first quarter of 2001 consisted of contingency-related items. Special items in the first quarter of 2000 related to the K-Resin plant incident that occurred on March 27, 2000.

Corporate and Other
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                               2001          2000
                                              -------------------
Operating Results
Reported Corporate and Other                  $(128)          (91)
Less special items                               (3)          (27)
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(125)          (64)
=================================================================


Adjusted Corporate and Other includes:

Net interest                                  $ (68)          (43)
Corporate general and
  administrative expenses                       (31)          (18)
Preferred dividend requirements                 (10)          (11)
Other items                                     (16)            8
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(125)          (64)
=================================================================


Net interest represents interest income and expense, net of capitalized interest. Net interest expense increased 58 percent in the first quarter of 2001, reflecting higher debt levels as a result of funding the Alaskan acquisition in 2000. This was partially offset by higher capitalized interest, primarily related to projects acquired in that acquisition.

Corporate general and administrative expenses increased in the first quarter of 2001, primarily due to higher benefit-related expenses.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital I and II trusts.

The category "Other" consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were lower in the first quarter of 2001, reflecting higher foreign currency transaction losses and higher income tax expenses not associated with the operating segments.

Special items in the first quarter of 2001 consisted of an environmental accrual. Special items in the first quarter of 2000 primarily consisted of costs related to a K-Resin facility incident insured by the company's captive insurance subsidiary.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      2001         2000      2000
                                  -------------------------------

Current ratio                           .7           .7       1.0
Total debt                          $6,405        6,884     3,969
Company-obligated mandatorily
  redeemable preferred securities   $  650          650       650
Common stockholders' equity         $6,496        6,093     4,705
Percent of total debt to capital*       47%          51        43
Percent of floating-rate debt
  to total debt                         11%          17        21
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations in the first quarter of 2001 increased
$485 million from the same period in 2000, primarily the result of a $240 million increase in net income and a net decrease in working capital accounts. The increase in inventories was more than offset by the decrease in other accounts and notes receivable. Sales of accounts receivable under the company's receivables monetization programs increased cash from operations by $118 million less than they did in the same period in 2000.

Phillips has $200 million of master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At March 31, 2001, approximately $144 million had been utilized under these arrangements. The company also has in place a $90 million leasing arrangement for its corporate aircraft. At March 31, 2001, $52 million had been utilized under this arrangement.

During the first three months of 2001, cash and cash equivalents decreased $6 million. Cash of $1,255 million was provided by operating activities. Funds were primarily used to retire revolving debt, support the company's capital expenditures program and pay dividends.

At March 31, 2001, Phillips had three bank credit facilities in place, totaling $3 billion, available for its use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities include a $1.5 billion revolving facility expiring in May 2002, a $1 billion revolving facility expiring in October 2002, and a $500 million dollar credit agreement expiring in October 2005. At March 31, 2001, the company had no debt outstanding under these credit facilities, but had $20 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair market value.

Also at March 31, 2001, Phillips' Norwegian subsidiary had no outstanding debt on its two $300 million revolving credit facilities which expire in November 2001 and June 2004, respectively.

At March 31, 2001, in addition to its bank credit facilities, the company had agreements with bank-sponsored entities for the revolving sale of undivided interests in a pool of up to $500 million of credit card and trade receivables, all of which were sold at March 31, 2001. (see Note 13--Receivables
Monetization).

During separate special shareholder meetings held on April 11, 2001, shareholders of both Tosco and Phillips approved Phillips' proposed acquisition of Tosco. The Phillips shareholders also approved amending the company's charter to increase the number of authorized shares of common stock from 500 million to 1 billion. After the closing of the transaction, which is expected by the end of the third quarter of 2001, subject to customary regulatory reviews, Phillips estimates capturing about $250 million in annual synergies. Phillips' Board of Directors has authorized a share repurchase program of up to $1 billion, but no shares have been purchased under this program to date.


Capital Expenditures and Investments

                                         Millions of Dollars
                                  -------------------------------
                                               Three Months Ended
                                                    March 31
                                  Estimated    ------------------
                                       2001      2001        2000
                                  ---------    ------------------
E&P
  Alaska                             $  914       248           8
  Lower 48                              269        65          48
  Foreign                             1,037       279         141
-----------------------------------------------------------------
                                      2,220       592         197
GPM                                       -         -          12
RM&T                                    246        49          50
Chemicals                                 -         -          38
Corporate and Other                      73        15           2
-----------------------------------------------------------------
                                     $2,539       656         299
=================================================================

United States                        $1,502       377         133
Foreign                               1,037       279         166
-----------------------------------------------------------------
                                     $2,539       656         299
=================================================================

The Polar Endeavour, the first of five double-hulled Millennium Class tankers which Phillips is having built for use in transporting Alaskan North Slope crude oil to the U.S. West Coast, has completed its sea trials and is expected to enter service by the end of the second quarter of 2001. The second tanker, the Polar Resolution, was christened on March 3, 2001, and is expected to enter service this year as well. In addition to the five Millennium Class tankers already built or under construction, the company has an option for two additional tankers. The option for the sixth ship is subject to exercise in the third quarter of 2001; the seventh during the fourth quarter of 2001.

On May 3, 2001, Eni SpA, the recently appointed operator of the Offshore Kazakhstan International Operating Company (OKIOC) consortium, announced the completion of testing at the Kashagan West 1 well. The test section flowed at a rate of up to 3,300 barrels of oil per day and 7.5 million cubic feet of gas per day on a 32/64 inch choke. The oil gravity at the well site ranged from 42 to 45 degrees API. Kashagan West 1 is the second exploration well drilled by the OKIOC in the Kashagan structure and is located over 25 miles from the Kashagan East 1 discovery well. Following completion of the Kashagan West 1 well, the drilling rig will return to Kashagan East to begin an appraisal drilling program. Phillips has a 7.14 percent interest in OKIOC.

In China's Bohai Bay, development activities continued in the first quarter of 2001 in line with the overall development plan for Peng Lai 19-3 Phase I. First production is scheduled for mid-year 2002. The overall Phase I development plan was agreed to by the China National Offshore Oil Corporation and has been submitted to the Chinese authorities for approval, which is currently pending.

Phillips announced on April 19, 2001, that it had successfully completed and started up a new 6,000-barrel-per-day unit at its Borger, Texas, refinery that demonstrates the ability of the company's proprietary S Zorb Sulfur Removal Technology to significantly reduce sulfur content in gasoline. Refiners who license the technology can use it to meet more stringent Environmental Protection Agency standards beginning in 2004. Phillips is also developing an S Zorb Sulfur Removal Technology process for diesel fuel. Pilot plant testing of S Zorb Sulfur Removal Technology for diesel is currently under way.

Effective April 25, 2001, Phillips acquired the Midcontinent-region gasoline marketing assets of various subsidiaries of The Coastal Corporation. The assets included 101 company-operated stores and the assumption of 45 Coastal branded-marketer supply contracts.

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

At year-end 2000, Phillips reported 30 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, no sites have been resolved or added. Of the 30 sites, the company believes it has a legal defense or its records indicate no involvement for five sites. At six other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At five sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 14 remaining sites, the company has provided for any probable costs that can be reasonably estimated. No one site represents more than 10 percent of the total.

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

At March 31, 2001, contingent liability accruals of $7 million and $3 million had been made for the company's PRP sites and other environmental contingent liabilities, respectively. In addition, the company had accrued $222 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, for total environmental accruals of $232 million, compared with $127 million at December 31, 2000. The increase in accrued environmental costs of $105 million in the first quarter of 2001 was primarily driven by an accrual to cover remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO.
Because this accrual relates to environmental conditions that existed when Phillips acquired the properties on April 26, 2000, the charge impacted the allocation of the purchase price of the acquisition, not the company's net income.

After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis (unless acquired in a purchase business combination) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries.


OUTLOOK

Governance of the Timor Gap Zone of Cooperation is in transition and Phillips is working closely with the Australian government, the United Nations Transitional Administration in East Timor (UNTAET) and recognized East Timorese leaders. Currently, East Timor and Australia are negotiating a new Treaty affecting the Timor Gap. Phillips is closely monitoring these negotiations in order to assess any possible impact they may have on its current development plans in the area.

Oil prices eased in the first quarter of 2001 to about 10 percent lower than the fourth-quarter 2000 average but held above $25 for the benchmark West Texas Intermediate crude. OPEC cut second-quarter production quotas to avoid building an inventory surplus and to support prices. A heavy refinery maintenance schedule in the United States and Europe allowed crude stocks to build above last year's record low levels while refined products inventories declined. Demand for distillates, including heating oil, remained strong due to switching from high priced natural gas.

U.S. demand for gasoline grew in the first quarter and growth is projected to continue despite slower economic growth. Very low inventories and limited refining capacity are raising concerns over potential summer shortages of gasoline. Record high natural gas prices in January forced a marked reduction in industrial and commercial demand. Fuel switching from natural gas to heating oil, plus plant closures, low ethane extraction, and warmer weather, allowed prices to ease during the quarter. Natural gas in storage remains at record low levels. Concerns over high summer natural gas demand for electricity generation and the potential failure to rebuild stocks before next winter kept prices high.


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

o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments, including necessary permits; its ability to engage specialized drilling, construction and other contractors and equipment; its ability to obtain economical and timely financing; construction of pipelines, processing and production facilities for its Bayu-Undan, Bohai Bay and Hamaca projects; geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to-be-constructed crude oil tankers; and foreign and United States laws, including tax laws.

o Plans for the construction, modernization or debottlenecking of refineries and the timing of production from such plants are subject to: approval from the company's and/or subsidiaries' Boards of Directors; obtaining loans and/or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of building, environmental and other permits; and the availability of specialized contractors, work force and equipment. Production and delivery of the company's products are subject to: worldwide prices and demand for the products; availability of raw materials; and the availability of transportation for products in the form of pipelines, railcars, trucks or ships.

o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, if any, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets that may be identified for sale; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips has little or no control, and to a lesser extent the commodity prices for its chemicals and other hydrocarbon products; its ability to operate its refineries and exploration and production operations consistently and safely, with no major disruption in production or transportation of such products; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

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

                  PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION.

Effective May 7, 2001, the Board of Directors of Phillips elected
J. Stapleton Roy as a new director and Lawrence S. Eagleburger retired. The election of Mr. Roy and retirement of Mr. Eagleburger maintains the total number of Phillips directors at 10, of which nine are outside directors.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
--------

3(i)  Articles of Incorporation

      (a) Restated Certificate of Incorporation of Phillips
          Petroleum Company, as filed with the State of Delaware
          July 17, 1989.

      (b) Certificate of Amendment to the Restated Certificate of
          Incorporation of Phillips Petroleum Company.

      (c) Certificate of Designations of Series B Junior
          Participating Preferred Stock of Phillips Petroleum
          Company.

12    Computation of Ratio of Earnings to Fixed Charges.


Reports on Form 8-K
-------------------

During the three months ended March 31, 2001, the company filed two reports on Form 8-K.

The first report was filed February 5, 2001, to report in Item 5 the company's February 4 announcement that it had entered into an agreement to purchase Tosco Corporation.

The second report was filed February 21, 2001, to report in
Item 5 the company's 2000 reserve production replacement and finding and development costs.

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


May 11, 2001