Form 10-K/A
period 2000-12-31
PHILLIPS PETROLEUM CO
filed 2001-06-26
CIK 78214

FORM 10-K/A


                        Amendment No. 1


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 2000
                          ---------------------------------------

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

Item 14. Exhibits

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

  (ii) Bylaws of Phillips Petroleum Company, as amended effective September 13, 1999 (incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-720).

  4(a)    Indenture dated as of September 15, 1990, between
            Phillips Petroleum Company and U.S. Bank Trust National Association, formerly First Trust National Association (formerly Continental Bank, National Association), relating to the 9 1/2% Notes due 1997 and the 9 3/8% Notes due 2011 (incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-720).

   (b) Indenture dated as of September 15, 1990, as supplemented by Supplemental Indenture No. 1 dated May 23, 1991, between Phillips Petroleum Company and U.S. Bank Trust National Association, formerly First Trust National Association (formerly Continental Bank, National Association), relating to the 9.18% Notes due September 15, 2021; the 9% Notes due 2001; the 8.86% Notes due May 15, 2022; the 8.49% Notes due January 1, 2023; the 7.92% Notes due April 15, 2023; the 7.20% Notes due November 1, 2023; the 6.65% Notes due March 1, 2003; the 7.125% Debentures due
            March 15, 2028; the 6.65% Debentures due July 15, 2018; the 7% Debentures due 2029; the 6 3/8% Notes due 2009; the 8.5% Notes due 2005; and the 8.75% Notes due 2010 (incorporated by reference to Exhibit 4(b) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

  4(c)    Preferred Share Purchase Rights as described in the
            Rights Agreement dated as of August 1, 1999, between
            Phillips Petroleum Company and ChaseMellon
            Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 12, 1999, File No. 1-720).

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

   (b) Contribution Agreement, dated as of December 16, 1999, by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed December 22, 1999, File
            No. 1-720).

   (c) Governance Agreement, dated as of December 16, 1999, by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed December 22, 1999, File
            No. 1-720).

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

   (f) Contribution Agreement, dated as of May 23, 2000, by and among Phillips Petroleum Company, Chevron
            Corporation and Chevron Phillips Chemical Company LLC
            (incorporated by reference to Exhibit 2.1 to Current
            Report on Form 8-K, filed June 1, 2000, File
            No. 1-720).

   (g) Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated as of July 1, 2000, by and between Phillips Petroleum Company, Chevron Corporation, Chevron U.S.A. Inc., Chevron Overseas Petroleum Inc., Chevron Pipe Line Company, Drilling Specialties Co.,
            WesTTex 66 Pipeline Co., and Phillips Petroleum International Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 14, 2000, File No. 1-720).

   (h)    Master Purchase and Sale Agreement dated as of
            March 15, 2000, as amended as of April 6, 2000, among Atlantic Richfield Company, CH-Twenty, Inc., BP Amoco p.l.c. and Phillips Petroleum Company (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, filed April 18, 2000, File No. 1-720).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

Management Contracts and Compensatory Plans or Arrangements

 10(i)    1986 Stock Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(d) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (j)    1990 Stock Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(e) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (k)    Annual Incentive Compensation Plan of Phillips
            Petroleum Company (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (l)    Incentive Compensation Plan of Phillips Petroleum
            Company (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended
            December 31, 1999, File No. 1-720).

   (m) Principal Corporate Officers Supplemental Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-720).

   (n)    Phillips Petroleum Company Supplemental Executive
            Retirement Plan.*

   (o)    Key Employee Deferred Compensation Plan of Phillips
            Petroleum Company.*

   (p) Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(q)    Omnibus Securities Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(l) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (r) Deferred Compensation Plan for Non-Employee Directors of Phillips Petroleum Company (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-720).

   (s)    Key Employee Missed Credited Service Retirement Plan of
            Phillips Petroleum Company.*

   (t)    Phillips Petroleum Company Stock Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the year ended
            December 31, 1998, File No. 1-720).

   (u)    Key Employee Supplemental Retirement Plan of Phillips
            Petroleum Company.*

   (v)    Defined Contribution Makeup Plan of Phillips Petroleum
            Company.*

   (w)    Phillips Petroleum Company Executive Severance Plan
            (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1999, File No. 1-720).

 12       Computation of Ratio of Earnings to Fixed Charges.*

 21       List of Subsidiaries of Phillips Petroleum Company.*

 23       Consent of Independent Auditors.*

 99(a)    Form 11-K, Annual Report, of the Thrift Plan of
            Phillips Petroleum Company for the fiscal year ended
            December 31, 2000.

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 99(b)    Form 11-K, Annual Report, of the Long-Term Stock
            Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2000.

   (c)    Form 11-K, Annual Report, of the Retirement Savings
            Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2000.


*Filed with the original Annual Report on Form 10-K for the year ended December 31, 2000.


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

June 22, 2001