Form 10-Q
period 2001-06-30
PHILLIPS PETROLEUM CO
filed 2001-08-13
CIK 78214

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001
                               ----------------------------------

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

The registrant had 256,197,607 shares of common stock, $1.25 par value, outstanding at July 31, 2001.

                     PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income           Phillips Petroleum Company


                                           Millions of Dollars
                                    ---------------------------------
                                       Three Months      Six Months
                                          Ended             Ended
                                         June 30           June 30
                                    ---------------------------------
                                      2001     2000     2001     2000
                                    ---------------------------------
Revenues
Sales and other operating revenues $4,849 5,331 9,717 10,066 Equity in earnings of affiliated
  companies                             94       86      121      107
Other revenues                          22       17       31       29
---------------------------------------------------------------------
    Total Revenues                   4,965    5,434    9,869   10,202
---------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,378    3,184    4,887    6,267
Production and operating expenses      543      569    1,113    1,088
Exploration expenses                    64       73      131      124
Selling, general and
  administrative expenses              173      178      333      363
Depreciation, depletion and
  amortization                         329      298      651      532
Property impairments                    23        -       23        -
Taxes other than income taxes          150      111      304      173
Accretion on discounted liabilities      4        -        4        -
Interest expense                        82       99      166      160
Foreign currency transaction losses      1       21        8       39
Preferred dividend requirements
  of capital trusts                     13       13       26       26
---------------------------------------------------------------------
    Total Costs and Expenses         3,760    4,546    7,646    8,772
---------------------------------------------------------------------
Income before income taxes           1,205      888    2,223    1,430
Provision for income taxes             587      446    1,115      738
---------------------------------------------------------------------
Net Income                          $  618      442    1,108      692
=====================================================================

Net Income Per Share of Common
  Stock
    Basic                           $ 2.42     1.74     4.33     2.73
    Diluted                           2.40     1.73     4.31     2.71
---------------------------------------------------------------------

Dividends Paid                      $  .34      .34      .68      .68
---------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                          255,809  253,986  255,683  253,852
    Diluted                        257,682  255,974  257,337  255,077
---------------------------------------------------------------------
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet             Phillips Petroleum Company

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             2001            2000
                                          -----------------------
Assets
Cash and cash equivalents                 $    87             149
Accounts and notes receivable (less
  allowances of $16 million in 2001
  and $18 million in 2000)                  1,060           1,553
Accounts and notes receivable--affiliates     148             226
Inventories                                   533             357
Deferred income taxes                         159             191
Prepaid expenses and other current assets     215             130
-----------------------------------------------------------------
    Total Current Assets                    2,202           2,606
Investments and long-term receivables       3,292           2,999
Properties, plants and equipment (net)     15,124          14,784
Deferred income taxes                           7               -
Deferred charges                              129             120
-----------------------------------------------------------------
Total                                     $20,754          20,509
=================================================================

Liabilities
Accounts payable                          $ 1,514           1,822
Accounts payable--affiliates                  110              92
Notes payable and long-term debt due
  within one year                               4             262
Accrued income and other taxes                749             815
Other accruals                                403             501
-----------------------------------------------------------------
    Total Current Liabilities               2,780           3,492
Long-term debt                              6,268           6,622
Accrued dismantlement, removal and
  environmental costs                         819             702
Deferred income taxes                       2,144           1,894
Employee benefit obligations                  467             494
Other liabilities and deferred credits        574             562
-----------------------------------------------------------------
Total Liabilities                          13,052          13,766
-----------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities of
  Phillips 66 Capital Trusts I and II         650             650
-----------------------------------------------------------------

Common Stockholders' Equity
Common stock--1,000,000,000 shares
  authorized at $1.25 par value
    Issued (306,380,511 shares)
      Par value                               383             383
      Capital in excess of par              2,186           2,153
    Treasury stock (at cost:
      2001--22,628,159 shares;
      2000--23,142,005 shares)             (1,132)         (1,156)
    Compensation and Benefits Trust (CBT)
      (at cost: 2001--27,556,573 shares;
      2000--27,849,430 shares)               (933)           (943)
Accumulated other comprehensive income       (128)           (100)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)            (252)           (263)
Retained earnings                           6,928           6,019
-----------------------------------------------------------------
Total Common Stockholders' Equity           7,052           6,093
-----------------------------------------------------------------
Total                                     $20,754          20,509
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows
                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                 2001        2000
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 1,108         692
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                              651         532
      Property impairments                         23           -
      Dry hole costs and leasehold impairment      41          46
      Accretion on discounted liabilities           4           -
      Deferred taxes                              262          94
      Other                                       (52)         28
    Working capital adjustments*
      Increase in aggregate balance of
        accounts receivable sold                    -         118
      Decrease (increase) in other
        accounts and notes receivable             515        (109)
      Increase in inventories                    (172)        (83)
      Increase in prepaid expenses and
        other current assets                      (65)        (30)
      Decrease in accounts payable               (243)         (8)
      Increase (decrease) in taxes and
        other accruals                           (124)        306
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       1,948       1,586
-----------------------------------------------------------------

Cash Flows from Investing Activities
Alaskan acquisition                                 8      (5,583)
Capital expenditures and investments,
  including dry hole costs                     (1,414)       (717)
Proceeds from contributing assets to joint
  venture                                           -       1,220
Proceeds from asset dispositions                  240          39
Long-term advances to affiliates and
  other investments                               (24)        (42)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (1,190)     (5,083)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                    -       4,070
Repayment of debt                                (633)       (258)
Issuance of company common stock                   11          12
Dividends paid on common stock                   (174)       (173)
Other                                             (24)        (57)
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                     (820)      3,594
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents           (62)         97
Cash and cash equivalents at beginning of
  period                                          149         138
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $    87         235
=================================================================
See Notes to Financial Statements.
*Net of acquisition and disposition of businesses.

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

On March 31, 2000, Phillips and Duke Energy Corporation contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron Corporation (Chevron) contributed their chemicals businesses, excluding Chevron's Oronite additives business, to Chevron Phillips Chemical Company LLC (CPChem). Both of these joint ventures are being accounted for using the equity method of accounting, which significantly impacts how the Gas Gathering, Processing, and Marketing (GPM) and Chemicals segments' operations are reflected in Phillips' consolidated income statement. Under the equity method of accounting, Phillips' share of a joint venture's net income is recorded in a single line item on the income statement:
"Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (for example, operating revenues, operating costs, etc.) include activity related to the GPM and Chemicals operations only up to the effective dates of the joint ventures. As a result, the two periods are not comparable.


Note 2--Alaskan Acquisition

In the first quarter of 2001, Phillips completed the acquisition of Atlantic Richfield Company's (ARCO) Alaskan businesses with the final settlement of all remaining post-closing issues with BP p.l.c. (BP). In addition, Phillips has finalized its purchase price determination and allocated the purchase price to specific assets and liabilities. Based on the appraised value of the properties, plants and equipment acquired, no goodwill was recorded in the purchase price allocation.

During the first six months of 2001, net cash activity with BP related to the acquisition was not material. However, there was a $121 million increase in property, plant and equipment during the period due to the additional quantification and recognition of certain non-cash liabilities of the acquired ARCO businesses, primarily an additional accrual, on a discounted basis, to cover environmental remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO. The expected expenditures for these remediation activities are as follows: $23 million and $22 million in 2001 and 2002, respectively, and $16 million each in 2003, 2004 and 2005. Remaining expenditures thereafter are expected to be $98 million. The effect of inflation, net of a 5 percent discount factor, reduced the accrual by $17 million, resulting in a fair value environmental liability of $174 million at June 30, 2001.


Note 3--Inventories

Inventories consisted of the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             2001            2000
                                          -----------------------

Crude oil                                    $144             130
Petroleum products                            250              98
Materials, supplies and other                 139             129
-----------------------------------------------------------------
                                             $533             357
=================================================================


Note 4--Summarized Financial Data of Significant Equity
          Affiliates

Duke Energy Field Services, LLC

Phillips owns 30.3 percent of DEFS. Phillips' consolidated results of operations include 100 percent of the activity of its gas gathering, processing and marketing business through March 31, 2000, and its 30.3 percent share of DEFS' earnings since that date. Included in the GPM segment's operating results in the second quarter and first six months of 2001 was a benefit of $9 million and $18 million, respectively, representing the amortization of the $824 million basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. This difference is being amortized over 15 years, consistent with the term of Phillips' commitment to purchase natural gas liquids from DEFS.

Summarized financial information for DEFS (100 percent) for the periods ended June 30, 2001, follows:

                                          Millions of Dollars
                                      ---------------------------
                                      Three Months     Six Months
                                      ------------     ----------

Revenues                                    $2,536          5,916
Income before cumulative effect of
  a change in accounting principle
  and income taxes                             116            259
Net income                                     116            258
-----------------------------------------------------------------


The members of DEFS are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.


Chevron Phillips Chemical Company LLC

Phillips and Chevron each own 50 percent of the voting and economic interests in CPChem. Phillips' consolidated results of operations include 100 percent of the activity of its chemicals business through June 30, 2000, and its 50 percent share of CPChem's earnings since that date. Also included in the second quarter and first six months of 2001 operating results was a reduction of $1 million and $2 million, respectively, for the amortization of the $117 million basis difference between the book value of Phillips' contribution to CPChem and its 50 percent interest in the equity of CPChem. This basis difference is being amortized over 20 years.

Summarized financial information for CPChem (100 percent) for the periods ended June 30, 2001, follows:

                                          Millions of Dollars
                                      ---------------------------
                                      Three Months     Six Months
                                      ------------     ----------

Revenues                                    $1,665          3,519
Income (loss) before income taxes               32            (85)
Net income (loss)                               30            (88)
-----------------------------------------------------------------


The members of CPChem are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by CPChem is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.

Note 5--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                            Millions of Dollars
                                          -----------------------
                                          June 30     December 31
                                             2001            2000
                                          -----------------------
Properties, plants and equipment
  (at cost)                               $25,056          24,383
Less accumulated depreciation,
  depletion and amortization                9,932           9,599
-----------------------------------------------------------------
                                          $15,124          14,784
=================================================================


Note 6--Debt

At June 30, 2001, Phillips had three bank credit facilities in place, totaling $3 billion, available for its use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities include a $1.5 billion revolving facility expiring in May 2002, a $1 billion revolving facility expiring in October 2001, and a $500 million credit agreement expiring in October 2005. At June 30, 2001, the company had no debt outstanding under these credit facilities, but had $152 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair value.

Also at June 30, 2001, Phillips' Norwegian subsidiary had no outstanding debt on its two $300 million revolving credit facilities expiring in June 2004.

Note 7--Comprehensive Income

Phillips' comprehensive income was as follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2001          2000    2001       2000
                            ------------------   ----------------

Net income                  $618           442   1,108        692
After-tax changes in:
  Foreign currency
    translation adjustments   (5)          (18)    (27)       (35)
  Unrealized gain (loss)
    on securities              1            (1)     (1)         -
  Equity affiliates:
    Foreign currency
      translation             (4)           (3)     (3)        (6)
    Derivatives related        1             -       3          -
-----------------------------------------------------------------
Comprehensive income        $611           420   1,080        651
=================================================================


Accumulated other comprehensive income included:

                                             Millions of Dollars
                                            ---------------------
                                            June 30   December 31
                                               2001          2000
                                            ---------------------

Foreign currency translation adjustments      $ (97)          (70)
Unrealized gain on securities                     5             6
Equity affiliates:
  Foreign currency translation                  (39)          (36)
  Derivatives related                             3             -
-----------------------------------------------------------------
Accumulated other comprehensive income        $(128)         (100)
=================================================================


Note 8--Property Impairments

In the second quarter of 2001, the company committed to a plan to sell its 12.5 percent interest in the Siri oil field, offshore Denmark. As a result, an impairment of $23 million (on both a before- and after-tax basis) was recorded by the Exploration and Production segment in the second quarter of 2001. The sale is expected to close in early 2002. At June 30, 2001, the carrying value of the Siri field was $9 million. After considering the impact of lowering the carrying value of the Siri field by the $23 million impairment charge, the Siri field contributed net income of $8 million and $10 million in the second quarter and first six months of 2001, respectively. The property's rapidly declining production and reduced recoverable reserves are expected to result in significantly reduced contribution to net income in future quarters.


Note 9--Contingencies

In the case of all known contingencies, except those acquired in a purchase business combination (see Note 2--Alaskan Acquisition in the Notes to Financial Statements), the company accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for possible insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries. For known contingencies acquired in a purchase business combination, the accruals are initially recorded at fair value and then accreted for the change in present value each period thereafter. If applicable, discounted receivables are accrued for probable insurance or third-party recoveries attributable to the discounted contingencies. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

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

Environmental--The company is subject to federal, state, local and foreign environmental laws and regulations. These may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings.

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


Note 10--Non-Mineral Operating Leases

During the second quarter of 2001, Phillips sold and leased back the Polar Endeavour crude oil tanker. This new, Millennium Class double-hulled tanker was delivered to Phillips in the spring.
The tanker will be operated by Polar Tankers, a subsidiary of Phillips. The company received $205 million for the tanker. The lease has a ten-year term, expiring in June 2011. The lease does not contain a renewal option, but does contain a fixed-price purchase option. Also, the company has provided a guarantee of the residual value at the end of the lease term. The maximum guaranteed residual value of $147 million is included in the "remaining years" line in the table below. The future minimum lease payments due under the lease terms are:

                                                         Millions
                                                       of Dollars
                                                       ----------
2001                                                         $  7
2002                                                           15
2003                                                           15
2004                                                           15
2005                                                           15
Remaining years                                               226
-----------------------------------------------------------------
                                                             $293
=================================================================


Note 11--Income Taxes

The company's effective tax rates for the second quarter and first six months of 2001 were 49 and 50 percent, respectively, compared with 50 and 52 percent for each of the same periods a year ago. The effective tax rate for the second quarter and first six months of 2001 reflects a lower proportion of income in higher-tax-rate jurisdictions, compared with the second quarter and first six months of 2000.

Note 12--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2001          2000   2001        2000
                            ------------------   ----------------
After-Tax
E&P                         $  2            (1)     4          (4)
RM&T                           -            (1)     3          (1)
Chemicals                      -             -      -          (1)
Corporate and Other           (2)          (16)   (14)        (20)
-----------------------------------------------------------------
Total                       $  -           (18)    (7)        (26)
=================================================================

Before-Tax
E&P                         $  1            (4)     3         (16)
RM&T                           1            (1)     3          (1)
Chemicals                      -             -      -          (1)
Corporate and Other           (3)          (16)   (14)        (21)
-----------------------------------------------------------------
Total                       $ (1)          (21)    (8)        (39)
=================================================================

Note 13--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                2001         2000
                                              -------------------
Non-Cash Investing and Financing Activities
Investment in equity affiliate through
  exchange of non-cash assets and
  liabilities*                                $    -        1,068
Investment in properties, plants and
  equipment of ARCO's Alaskan businesses
  through the assumption of net non-cash
  liabilities of the acquired businesses         121           57
Investment in equity affiliate through
  direct guarantee of debt                        13           13
Note payable to purchase properties,
  plants and equipment                             8            -
Company stock issued under compensation
  and benefit plans                               18           21
Assets contributed to charities                    5            -
Change in fair value of securities                (5)           9
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $  139          122
  Taxes and other                                 14           13
-----------------------------------------------------------------
                                              $  153          135
=================================================================
Income taxes                                  $  846          263
-----------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas processing and gathering business of Duke Energy into DEFS. See
 Note 4--Summarized Financial Data of Significant Equity
 Affiliates.


Note 14--Remington Settlement

During the second quarter of 2001, Phillips reached an out-of-court settlement with Remington Oil and Gas Corporation (Remington) for two lawsuits Phillips brought against Remington related to the company's net profits interest in South Pass 89, offshore Louisiana. Under the terms of the settlement, Remington paid Phillips $42.5 million in cash and Remington stock.
Phillips is guaranteed a minimum price on the Remington stock, assuring payment in full. In return, Phillips assigned its 33 percent net profits interest in South Pass 89 to Remington.
As of July 31, 2001, Phillips had liquidated over one-half of its Remington shares for proceeds of approximately $11 million.

Note 15--Receivables Monetization

At June 30, 2001, the company had two agreements with bank-sponsored entities for the revolving sale of undivided interests in a pool of credit card and trade receivables, and receivables from its E&P segment. The two agreements combined allowed for the sale of receivables of up to $500 million. Interests retained in the pool of receivables were measured and recorded at face value, which is also fair value. The company also incurred a limited recourse obligation for bad debt experience for its credit card and trade receivables, which is recorded at a fair value that is equal to estimated bad debt experience rates.

Total cash flows received from and paid to the bank-sponsored entities in the first six months of 2001 were as follows:

                                                         Millions
                                                       of Dollars
                                                       ----------
Receivables sold at December 31, 2000
  Under a revolving agreement                             $   400
  Under a non-revolving agreement                             100
New receivables sold                                        3,505
Cash collections remitted                                  (3,505)
-----------------------------------------------------------------
Receivables sold at June 30, 2001                         $   500
=================================================================
Discounts and other fees paid on
  revolving balances                                      $    12
-----------------------------------------------------------------


Note 16--Related Party Transactions

Significant transactions with affiliated parties were:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended     Six Months Ended
                               June 30               June 30
                          ---------------------------------------
                          2001          2000     2001        2000
                          ---------------------------------------

Operating revenues (a)    $264           391      567         740
Purchases (b)              280           438      609         613
Operating expenses (c)      80            11      160          23
Selling, general and
  administrative
  expenses (d)              17            18       32          47
Interest income (e)          -             3        -           5
Interest expense (f)         2             -        4           -
-----------------------------------------------------------------

(a) Phillips' E&P segment sells natural gas to DEFS for processing and marketing. The company sells natural gas liquids, solvents and petrochemical feedstocks to CPChem and charges CPChem for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities at its refining operations.

(b) Phillips purchases natural gas and natural gas liquids from DEFS and CPChem for use in its refinery processes and other feedstocks from various affiliates.

(c) Phillips pays processing fees to various affiliates-- primarily Merey Sweeny, L.P. for the processing of heavy oil through the partnership's coker unit.

(d) Phillips charges both DEFS and CPChem for corporate services provided to the two equity companies under transition service agreements. Phillips pays fees to its pipeline equity companies for transporting product and pays common facility fees to other affiliates.

(e) Prior to July 1, 2000, Phillips earned interest on loans to certain affiliates, primarily Sweeny Olefins Limited
    Partnership.

(f) Phillips paid interest to Merey Sweeny, L.P. for a loan related to improvements at the Sweeny Complex.

Elimination of the company's equity percentage share of profit or loss on the above transactions was not material.


Note 17--Segment Disclosures

The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. In April 2000, Phillips acquired ARCO's Alaskan businesses. This acquisition significantly increased the E&P segment's revenues, earnings and assets.

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

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. Since
     July 1, 2000, Phillips' Chemicals segment has consisted primarily of its equity investment in CPChem.

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

Analysis of Results by Operating Segment

                                          Millions of Dollars
                                   --------------------------------
                                          Operating Segments
                                   --------------------------------
                                       E&P    GPM   RM&T  Chemicals
Three Months Ended June 30, 2001   --------------------------------
Sales and Other Operating Revenues
  External customers               $ 2,162      -  2,687          -
  Intersegment                         100      -      1          -
-------------------------------------------------------------------
    Segment sales                  $ 2,262      -  2,688          -
===================================================================

Net income                         $   503     29    196          5
===================================================================

Three Months Ended June 30, 2000
Sales and Other Operating Revenues
  External customers               $ 1,762      -  2,721        848
  Intersegment                         155      -    177         80
-------------------------------------------------------------------
    Segment sales                  $ 1,917      -  2,898        928
===================================================================

Net income                         $   391     29     86         55
===================================================================


Six Months Ended June 30, 2001
Sales and Other Operating Revenues
  External customers               $ 4,470      -  5,246          -
  Intersegment                         240      -      3          -
-------------------------------------------------------------------
    Segment sales                  $ 4,710      -  5,249          -
===================================================================

Net income (loss)                  $ 1,084     64    242        (39)
===================================================================
Six Months Ended June 30, 2000
Sales and Other Operating Revenues
  External customers               $ 2,826    255  5,337      1,647
  Intersegment                         345    287    359        151
-------------------------------------------------------------------
    Segment sales                  $ 3,171    542  5,696      1,798
===================================================================

Net income                         $   632     80    109         81
===================================================================

Total Assets
  At June 30, 2001                 $14,145    142  3,456      2,078
-------------------------------------------------------------------
  At December 31, 2000             $13,834     77  3,420      2,170
-------------------------------------------------------------------



                                              Millions of Dollars
                                            -----------------------
                                            Corporate
                                            and Other  Consolidated
Three Months Ended June 30, 2001            -----------------------
Sales and Other Operating Revenues
  External customers                          $     -         4,849
  Intersegment (eliminations)                    (101)            -
-------------------------------------------------------------------
    Segment sales                             $  (101)        4,849
===================================================================

Net income (loss)                             $  (115)          618
===================================================================

Three Months Ended June 30, 2000
Sales and Other Operating Revenues
  External customers                          $     -         5,331
  Intersegment (eliminations)                    (412)            -
-------------------------------------------------------------------
    Segment sales                             $  (412)        5,331
===================================================================

Net income (loss)                             $  (119)          442
===================================================================


Six Months Ended June 30, 2001
Sales and Other Operating Revenues
  External customers                          $     1         9,717
  Intersegment (eliminations)                    (243)            -
-------------------------------------------------------------------
    Segment sales                             $  (242)        9,717
===================================================================

Net income (loss)                             $  (243)        1,108
===================================================================

Six Months Ended June 30, 2000
Sales and Other Operating Revenues
  External customers                          $     1        10,066
  Intersegment (eliminations)                  (1,142)            -
-------------------------------------------------------------------
    Segment sales                             $(1,141)       10,066
===================================================================

Net income (loss)                             $  (210)          692
===================================================================

Total Assets
  At June 30, 2001                            $   933        20,754
-------------------------------------------------------------------
  At December 31, 2000                        $ 1,008        20,509
-------------------------------------------------------------------


Note 18--Significant Transactions

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

Under the terms of the agreement, Phillips would acquire all of Tosco's operations, including eight U.S. refineries with a total capacity of 1.35 million barrels per day, one 75,000-barrel-per-day refinery located in Cork, Ireland, and 6,300 retail outlets in 32 states. In 2000, and the first six months of 2001, Tosco had revenues of approximately $25 billion and $13 billion, respectively. The combined RM&T operations would make Phillips one of the largest refiners and marketers in the United States.


Note 19--New Accounting Standards

At the end of June 2001, the Financial Accounting Standards
Board (FASB) approved the issuance of FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Although these two new standards, which are scheduled to be adopted by the company on January 1, 2002, are not expected to have a material impact on any of the company's past business combinations, the goodwill accounting provisions of Statement No. 142 are required for all purchase business combinations occurring after June 30, 2001. The anticipated purchase business combination with Tosco Corporation in the third quarter of 2001 is expected to result in the recording of a material amount of goodwill which will immediately be subject to the new rules. Under FASB Statement No. 142, goodwill is not amortized but is subjected to periodic impairment testing.

At the end of June 2001, the FASB approved the issuance of Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 is required to be adopted by the company no later than January 1, 2003, and will require major changes in the accounting for asset retirement obligations, such as required decommissioning of oil and gas production platforms, facilities and pipelines. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related property, plant, and equipment. Over time, the liability is accreted for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. Upon adoption of Statement No. 143, the company will adjust its recorded asset retirement obligations to the new requirements using a cumulative-effect approach. All transition amounts are to be measured using the company's current information, current assumptions, and current credit-adjusted, risk-free interest rates. The company will be studying the impact of Statement
No. 143 to quantify the potential impact of the new standard.


Note 20--Subsequent Event

On July 9, 2001, Phillips' Board of Directors approved a dividend increase, raising the quarterly per share dividend to $.36, a 6 percent increase, effective with the September 4, 2001, payment.

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


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ending June 30, 2001, are based on a comparison with the corresponding periods of 2000.


Consolidated Results

A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2001         2000    2001       2000
                            ------------------   ----------------
Exploration and Production
  (E&P)                     $ 503          391   1,084        632
Gas Gathering, Processing
  and Marketing (GPM)          29           29      64         80
Refining, Marketing and
  Transportation (RM&T)       196           86     242        109
Chemicals                       5           55     (39)        81
Corporate and Other          (115)        (119)   (243)      (210)
-----------------------------------------------------------------
Net income                  $ 618          442   1,108        692
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

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2001          2000   2001        2000
                            ------------------   ----------------

Property impairments        $(23)            -    (23)          -
Net gains/(losses) on
  asset sales                  6            (5)     3           2
Pending claims and
  settlements                  2             6     (3)        (24)
Equity companies' special
  items                       32             -     27           -
Other items                    -             2     (1)          4
-----------------------------------------------------------------
Total special items         $ 17             3      3         (18)
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2001         2000    2001       2000
                            ------------------   ----------------

E&P                         $ 504          396   1,089        619
GPM                            29           25      64         82
RM&T                          196           86     244        113
Chemicals                     (23)          51     (62)        79
Corporate and Other          (105)        (119)   (230)      (183)
-----------------------------------------------------------------
Net operating income        $ 601          439   1,105        710
=================================================================


Phillips' net income in the second quarter of 2001 was $618 million, compared with net income of $442 million in the second quarter of 2000. Special items increased net income by $17 million and $3 million in the second quarters of 2001 and 2000, respectively. After excluding special items, net operating income in the second quarter of 2001 was $601 million, compared with $439 million in the second quarter of 2000.

The increase in net operating income in the second quarter of 2001 was primarily the result of increased crude oil production, higher U.S. natural gas prices, and improved RM&T earnings, as a result of improved margins and higher refinery throughput volumes.

Phillips' net income for the first six months of 2001 was $1,108 million, a 60 percent increase from the corresponding period in 2000. Special items increased six-month net income by $3 million in 2001, and they reduced the prior year's first six-month net income by $18 million. After excluding special items, net operating income was 56 percent higher in the 2001 six-month period.


Income Statement Analysis

On March 31, 2000, Phillips and Duke Energy Corporation (Duke Energy) contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron Corporation (Chevron) contributed their chemicals businesses, excluding Chevron's Oronite additives business, to Chevron Phillips Chemical Company LLC (CPChem). Both of these joint ventures are being accounted for using the equity method of accounting, which significantly impacts how the GPM and Chemicals segments' operations are reflected in Phillips' consolidated income statement. Under the equity method of accounting, Phillips' share of a joint venture's net income is recorded in a single line item on the income statement: "Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (for example, operating revenues, operating costs, etc.) include activity related to the GPM and Chemicals operations only up to the effective dates of the joint ventures.

Sales and other operating revenues decreased 9 percent in the second quarter of 2001 and 3 percent in the six-month period ended June 30, 2001. Both periods reflect the reduction in operating revenues resulting from the use of equity-method accounting for the CPChem joint venture. In addition, the six-month period reflects the reduction in operating revenues from the use of the equity method of accounting for the DEFS joint venture. Also contributing to the revenue reductions in both periods was the sale of the company's U.K. downstream operations at year-end 2000. Partially offsetting these reductions in both periods were higher natural gas prices, increased crude oil production and higher petroleum product prices.

Equity in earnings of affiliated companies increased 9 percent in the second quarter of 2001 and 13 percent in the six-month period. Both periods benefited from increased equity earnings from Merey Sweeny, L.P., a 50-percent-owned equity company that owns and operates the coker unit at the Sweeny refinery. The June year-to-date period of 2001 also benefited from higher equity earnings from DEFS. Both periods included earnings recorded by CPChem related to business interruption insurance proceeds associated with the March 2000 explosion and fire at the K-Resin facility located at the Houston Chemical Complex. After excluding the favorable impact of the insurance settlement, Phillips incurred equity losses from its investment in CPChem in both periods.

Other revenues improved 29 percent in the second quarter of 2001 and 7 percent in the first six months. Both periods reflect an increase in claims and settlements.

Purchased crude oil and products decreased 25 percent in the second quarter of 2001 and 22 percent in the six-month period. Both periods reflect the reduction in purchase costs resulting from the use of equity-method accounting for the CPChem joint venture, as well as lower crude oil acquisition costs for the company's refineries. The operation of the coker unit at the Sweeny refinery has lowered the average purchase cost per barrel of crude oil. In addition, the six-month period reflects the reduction in purchase costs from the use of the equity method of accounting for the DEFS joint venture.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the general administrative, geological, geophysical and lease rentals component (G&G) of exploration expenses. Controllable costs, adjusted to exclude G&G expenses, decreased 4 percent in the second quarter of 2001 and they decreased slightly in the six-month period. Both periods reflect the reduction in controllable costs resulting from the use of equity-method accounting for the CPChem joint venture. In addition, the six-month period reflects the reduction in controllable costs from the use of the equity method of accounting for the DEFS joint venture. These items were mostly offset by new operating costs incurred as a result of the Alaskan acquisition in April 2000; higher utility costs at the company's refineries; and new coker-related, crude-processing fees at the Sweeny refinery.

Exploration expenses decreased 12 percent in the second quarter of 2001, primarily due to lower foreign dry hole charges compared with a year ago. In the first six months of 2001, exploration expenses increased 6 percent, mainly the result of higher leasehold impairments, G&G costs, and U.S. dry hole charges, partially offset by lower foreign dry hole expenses.

Depreciation, depletion and amortization (DD&A) increased
10 percent in the second quarter of 2001 and 22 percent in the first six months. The increases in both periods were primarily the result of the company's larger asset base and higher production rates following the Alaskan acquisition, partially offset by the use of the equity method of accounting for the CPChem joint venture. In addition, DD&A in the six-month period was reduced by the use of equity-method accounting for the DEFS joint venture. The company recorded a $23 million property impairment in the second quarter of 2001 associated with the Siri field, offshore Denmark. See Note 8--Property Impairments in the Notes to Financial Statements for additional information on the Siri impairment.

Taxes other than income taxes increased 35 percent in the second quarter of 2001 and 76 percent in the six-month period. The increases in both periods reflect higher production and property taxes following the Alaskan acquisition in April 2000.

The company added a new line item to its income statement in the second quarter of 2001 to disclose the accretion of discounted liabilities. The amount in the second quarter relates to discounted environmental obligations in Alaska. See Note 2-- Alaskan Acquisition in the Notes to Financial Statements for additional information.

Interest expense decreased 17 percent in the second quarter of 2001, mainly the result of lower interest on debt (due to lower average debt levels) and higher interest amounts being capitalized (due mainly to projects in Alaska, the Timor Sea and Venezuela). Interest expense increased 4 percent in the first six months of 2001, primarily the result of higher interest on debt due to higher average debt levels, mostly offset by higher capitalized interest.

Foreign currency transaction losses of $1 million and $8 million were incurred in the second quarter and first six months of 2001, respectively, compared with losses of $21 million and $39 million in the corresponding periods of the prior year. Preferred dividend requirements were unchanged from the previous year in both the second quarter and six-month period of 2001.

Segment Results

E&P
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2001        2000    2001       2000
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income         $  503         391   1,084        632
Less special items              (1)         (5)     (5)        13
-----------------------------------------------------------------
Net operating income        $  504         396   1,089        619
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska                $25.21       26.63   25.57      26.47
      Lower 48               24.15       26.99   25.60      27.35
      Total                  25.11       26.68   25.57      26.70
    Foreign                  27.18       27.26   26.30      27.20
    Worldwide                25.83       26.96   25.82      26.99
Natural gas--lease (per
  thousand cubic feet)
    United States
      Alaska                  1.54        1.44    1.67       1.44
      Lower 48                3.91        2.99    5.14       2.69
      Total                   3.77        2.95    4.93       2.68
    Foreign                   2.48        2.48    2.66       2.39
    Worldwide                 3.31        2.78    4.11       2.57
-----------------------------------------------------------------

                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
General administrative;
  geological and
  geophysical; and lease
  rentals                   $   40          40      90         78
Leasehold impairment            15           5      26         10
Dry holes                        9          28      15         36
-----------------------------------------------------------------
                            $   64          73     131        124
=================================================================

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2001        2000    2001       2000
                            ------------------   ----------------
                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                     340         198     344        103
    Lower 48                    34          34      34         35
-----------------------------------------------------------------
                               374         232     378        138
  Norway                       122         114     122        113
  United Kingdom                17          25      19         28
  Nigeria                       32          19      31         21
  China                         11          12      12         13
  Timor Sea                      7           8       8          7
  Canada                         1           7       -          6
  Denmark                        4           5       4          5
  Venezuela                      2           3       2          3
-----------------------------------------------------------------
                               570         425     576        334
=================================================================

Natural gas liquids produced
  United States
    Alaska*                     25          22      26         11
    Lower 48                     1           1       1          1
-----------------------------------------------------------------
                                26          23      27         12
  Norway                         5           5       5          5
  Other areas                    4           3       4          4
-----------------------------------------------------------------
                                35          31      36         21
=================================================================
*Includes 14,000 and 15,000 barrels per day in the second quarter and six-month period of 2001, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production. In the corresponding periods of 2000, includes 13,000 and 7,000 barrels per day, respectively.

                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural gas produced*
  United States
    Alaska                     156         132     169        127
    Lower 48                   728         766     725        767
-----------------------------------------------------------------
                               884         898     894        894
  Norway                       142         138     140        139
  United Kingdom               165         197     183        227
  Canada                        15          79      18         83
  Nigeria                       39          25      41         26
  Australia                     61           -      51          -
-----------------------------------------------------------------
                             1,306       1,337   1,327      1,369
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales    115         116     116        116
-----------------------------------------------------------------

Net operating income from Phillips' E&P segment increased
27 percent in the second quarter of 2001 and 76 percent in the six-month period, compared with the corresponding periods in 2000. The increases in both periods were primarily the result of higher crude oil production resulting from the Alaskan acquisition in April 2000 and the startup of the Alpine field in Alaska in late 2000, as well as higher output from Norway and Nigeria. In addition, both periods benefited from higher U.S. natural gas prices.

Phillips' average worldwide crude oil sales price remained steady during the second quarter of 2001, averaging $25.83 per barrel, compared with $25.81 per barrel in the first quarter of 2001. These prices have been approximately 4 percent lower than the corresponding periods of 2000. U.S. natural gas prices peaked in January 2001, and have trended downward every month since. The company's U.S. Lower 48 states' average natural gas price for the month of June was $3.16 per thousand cubic feet.


U.S. E&P
--------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2001          2000   2001        2000
                            ------------------   ----------------
Operating Income
Reported net income         $385           267    857         388
Less special items             9            (5)     7           2
-----------------------------------------------------------------
Net operating income        $376           272    850         386
=================================================================

Alaska                      $240           168    485         192
Lower 48                     136           104    365         194
-----------------------------------------------------------------
                            $376           272    850         386
=================================================================


Net operating income from the company's U.S. E&P operations increased 38 percent in the second quarter of 2001 and 120 percent in the first six months. The increases in both periods were primarily attributable to higher crude oil production and higher U.S. natural gas prices.

U.S. crude oil production increased 61 percent in the second quarter of 2001, primarily due to the April 2000 Alaskan acquisition, as well as to the startup of the Alpine field in Alaska in late 2000. U.S. crude oil production declined
2 percent compared with the first quarter of 2001, reflecting normal seasonal declines in Alaska North Slope production.

U.S. natural gas production declined slightly in the second quarter of 2001, compared with the second quarter of 2000, as field declines were partially offset by production acquired through acquisitions.

Special items in the second quarter of 2001 consisted of a net favorable result from claims and settlements. In addition, the six-month period also included a net loss on an asset disposition. Special items in the second quarter of 2000 primarily included a net loss on the disposition of certain of the company's coal and lignite operations. In the six-month period of 2000, special items consisted of a net gain on asset dispositions.


Foreign E&P
-----------
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2001          2000   2001        2000
                            ------------------   ----------------
Operating Income
Reported net income         $118           124    227         244
Less special items           (10)            -    (12)         11
-----------------------------------------------------------------
Net operating income        $128           124    239         233
=================================================================


Net operating income from the company's foreign E&P operations increased 3 percent in both the second quarter and first six months of 2001. In both periods, earnings benefited from lower dry hole charges, lower depreciation and depletion charges, and lower production and operating expenses. Foreign crude oil production increased slightly in the second quarter and six-month period of 2001. Lower production of natural gas negatively impacted earnings for the quarter and year-to-date period. After-tax foreign currency gains of $2 million and $4 million were included in foreign E&P's net operating income in the second quarter and first six months of 2001, respectively, compared with after-tax losses of $1 million and $4 million in the corresponding periods in 2000.

The company's Norwegian operations continued to operate well in the second quarter of 2001, leading to a 7 percent increase in crude oil production compared with the same period last year. Crude oil production from Nigeria also improved on successful development activities and an increase in quotas. Crude oil production was lower in the United Kingdom due to field declines and operating problems, while Canadian crude oil production declined as a result of asset sales.

Foreign natural gas production declined 4 percent in the second quarter of 2001, compared with the second quarter of 2000, as field declines and operational problems in the United Kingdom and Canadian assets sales were partially offset by new production from offshore Australia.

Special items in the second quarter and six-month period of 2001 primarily consisted of the impairment of the Siri field, offshore Denmark, totaling $23 million after-tax, partially offset by a net gain on asset dispositions. See Note 8--Property Impairments in the Notes to Financial Statements for additional information on the Siri field impairment. Special items in the first six months of 2000 primarily consisted of a deferred tax adjustment resulting from a tax law change in Australia and a net gain on property dispositions.


GPM
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2001        2000    2001       2000
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income         $   29          29      64         80
Less special items               -           4       -         (2)
-----------------------------------------------------------------
Net operating income        $   29          25      64         82
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
U.S. natural gas liquids
  (per barrel--
  unfractionated)*          $20.24       19.90   22.81      19.66
-----------------------------------------------------------------

                                 Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics**
Raw gas throughput           2,303       2,147   2,212      1,986
-----------------------------------------------------------------

                                  Thousands of Barrels Daily
                            -------------------------------------
Natural gas liquids
  production                   123         122     118        142
-----------------------------------------------------------------
 *Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural gas liquids component and location mix. The price for the June year-to-date period of 2000 is an estimate based on a weighted-average of Phillips' realized price in the first quarter of 2000 and DEFS' index prices in the second quarter of 2000.
**Volumes represent Phillips' 30.3 percent of DEFS' production and throughput. The volumes in the June year-to-date period of 2000 are estimates based on a weighted-average of Phillips' production and throughput in the first quarter of 2000 and Phillips' share of DEFS' production and throughput in the second quarter of 2000.

Net operating income from the GPM segment increased 16 percent in the second quarter of 2001 and decreased 22 percent in the six-month period. Since Phillips combined its gas gathering, processing and marketing business with Duke Energy's to form DEFS on March 31, 2000, Phillips has used equity-method accounting for its investment in DEFS, so the results for the second quarters of 2001 and 2000 are comparable. However, results for the six-month periods are not directly comparable.

Phillips' equity earnings from DEFS in the second quarter of 2001 increased primarily because of lower operating and administrative costs and lower interest expense. The lower earnings in the six-month period of 2001 are primarily attributable to the lack of interest expense charges in the first quarter of 2000 prior to the formation of DEFS.

There were no special items in the second quarter or first six months of 2001. Special items in the second quarter of 2000 consisted of special current and deferred state tax items related to the closing of the DEFS transaction. In addition, the six-month period of 2000 included work force reduction charges.

RM&T
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2001         2000   2001        2000
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income         $ 196           86    242         109
Less special items              -            -     (2)         (4)
-----------------------------------------------------------------
Net operating income        $ 196           86    244         113
=================================================================

                                      Dollars Per Gallon
                            -------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                 $1.03          .97    .97         .91
  Retail                     1.22         1.12   1.13        1.06
Distillates                   .87          .81    .86         .81
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
U.S. refinery crude oil
    Capacity                  368          360    368         360
    Crude runs                364          348    355         346
    Capacity utilization
      (percent)                99%          97     96          96
Natural gas liquids
  fractionation
    Capacity                  137          252    137         252
    Processed                 107          215    105         214
    Capacity utilization
      (percent)                78%          85     77          85
Refinery and natural gas
  liquids production          532          598    518         593
-----------------------------------------------------------------

Petroleum products outside
  sales
    United States
      Automotive gasoline
        Branded               262          249    252         239
        Unbranded              26           37     24          35
        Spot                   37           23     37          26
      Aviation fuels           47           39     45          38
      Distillates
        Wholesale and retail  111          116    109         112
        Spot                   14           22     21          25
      Natural gas liquids
        (fractionated)         83          104     92         123
      Other products           59           34     56          35
-----------------------------------------------------------------
                              639          624    636         633
    Foreign                     -           41      -          43
-----------------------------------------------------------------
                              639          665    636         676
=================================================================

Net operating income from the RM&T segment increased 128 percent in the second quarter of 2001 and 116 percent in the six-month period. The increases in both periods were attributable to higher gasoline, distillates and other product margins experienced by both the company's refining and wholesale marketing operations. The higher margins were partially offset by higher operating expenses, mainly due to higher utility costs at the refineries, as well as crude oil processing fees associated with the new coker unit at the Sweeny refinery.

Phillips' refineries processed 364,000 barrels per day of crude oil in the second quarter of 2001, yielding a 99 percent capacity utilization rate. This compares with 348,000 barrels per day processed in the second quarter last year. The improvement is primarily the result of the new coker unit at the Sweeny refinery, as well as to unscheduled maintenance activity at Sweeny in the second quarter of 2000. The coker unit allows for the processing of heavier, lower-cost crude oil, reducing crude oil purchase costs. This contributed to the improved refining margins in the second quarter and six-month period of 2001.

There were no special items in the second quarter of 2001. Special items in the first six months of 2001 consisted of a property impairment recorded by an equity-affiliate pipeline company in the first quarter. Special items in the six-month period of 2000 consisted of contingency-related charges.


Chemicals
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2001         2000    2001       2000
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Income
Reported net income (loss)   $  5           55     (39)        81
Less special items             28            4      23          2
-----------------------------------------------------------------
Net operating income (loss)  $(23)          51     (62)        79
=================================================================

                                      Millions of Pounds
                            -------------------------------------
Operating Statistics
Production
  Ethylene                    828          878   1,656      1,768
  Polyethylene                498          665     977      1,227
  Styrene                      84            -     193          -
  Normal alpha olefins        125            -     255          -
-----------------------------------------------------------------

The company's Chemicals segment posted net operating losses of $23 million and $62 million in the second quarter and first six months of 2001, respectively, compared with net operating income of $51 million and $79 million in the corresponding periods of 2000. On July 1, 2000, Phillips and Chevron combined their worldwide chemicals businesses, excluding Chevron's Oronite additives business, into CPChem. Phillips is using the equity method of accounting for its 50 percent interest in CPChem.

As a result of the CPChem transaction, earnings from Phillips' Chemicals segment are not directly comparable between the second quarter and first six months of 2001 and the corresponding periods of 2000. Factors affecting the results for the two periods were:

o Beginning in the third quarter of 2000, margins in the chemicals industry weakened due to higher feedstock prices in key product lines. Margins continued to weaken in the fourth quarter, with the Chemicals segment posting a net operating loss of $41 million for the quarter. Difficult market conditions continued in the first quarter of 2001, as margins in key product lines remained depressed. Fuel and utility costs at manufacturing plants were also high. In the second quarter of 2001, margins improved somewhat, but still remained low. In addition, production facilities for certain products remained shut-in or operated at reduced rates for inventory control purposes due to market conditions.

o CPChem's earnings in the first and second quarters of 2001 were reduced by interest charges on financings. In the first and second quarters of 2000, prior to the formation of CPChem, the Chemicals segment did not have interest expense.

Special items in the second quarter and six-month period of 2001 primarily consisted of business interruption insurance settlements related to the March 2000 incident at the K-Resin facilities at the Houston Chemical Complex. Special items in both the second quarter and first six months of 2000 related to the 1999 and 2000 K-Resin incidents.

Corporate and Other

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2001         2000    2001       2000
                            ------------------   ----------------
Operating Results
Reported Corporate and
  Other                     $(115)        (119)   (243)      (210)
Less special items            (10)           -     (13)       (27)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(105)        (119)   (230)      (183)
=================================================================


Adjusted Corporate and Other includes:

Net interest                $ (62)         (70)   (130)      (113)
Corporate general and
  administrative expenses     (24)         (18)    (55)       (36)
Preferred dividend
  requirements                (10)         (10)    (20)       (21)
Other                          (9)         (21)    (25)       (13)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $(105)        (119)   (230)      (183)
=================================================================


Net interest represents interest income and expense, net of capitalized interest. Net interest costs decreased 11 percent in the second quarter of 2001, while increasing 15 percent in the six-month period. The decrease in net interest expense in the second quarter of 2001 was mainly the result of lower interest on debt (due to lower average debt levels) and higher interest amounts being capitalized (due mainly to projects in Alaska, the Timor Sea and Venezuela). The increase in the first six months of 2001 was primarily the result of higher interest on debt due to higher average debt levels, mostly offset by higher capitalized interest.

Corporate general and administrative expenses increased
33 percent in the second quarter of 2001, primarily the result of increased amounts of staff costs and higher contributions, corporate advertising and corporate transportation costs.
Corporate general and administrative expenses increased
53 percent in the six-month period of 2001, reflecting higher benefit-related expenses, increased amounts of staff costs and higher contributions, corporate advertising and corporate transportation costs.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

The category "Other" consists primarily of the company's captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were improved in the second quarter of 2001, mainly due to lower foreign currency transaction losses. Results from Other were lower in the six-month period of 2001, reflecting higher income tax expenses not associated with the operating segments, partially offset by lower foreign currency transaction losses.

Special items in the second quarter and first six months of 2001 included environmental contingency accruals, as well as a loss on the disposition of assets. Special items in the six-month 2000 period primarily included costs related to the late-March 2000 K-Resin facility incident that was insured by the company's captive insurance subsidiary.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                       At            At        At
                                  June 30   December 31   June 30
                                     2001          2000      2000
                                  -------------------------------

Current ratio                          .8            .7        .8
Total debt                         $6,272         6,884     8,127
Company-obligated
  mandatorily redeemable
  preferred securities             $  650           650       650
Common stockholders'
   equity                          $7,052         6,093     5,081
Percent of total debt to
  capital*                             45%           51        59
Percent of floating-rate
  debt to total debt                   13%           17        31
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


During the first six months of 2001, funds of $1,948 million were provided by operating activities, an increase of $362 million over the same period of 2000, primarily driven by a $416 million increase in net income. The company used the cash provided by operations to fund $1,414 million of its 2001 capital program, retire debt of $633 million, and pay dividends. Cash and cash equivalents decreased $62 million since December 31, 2000.

At June 30, 2001, Phillips had three bank credit facilities in place, totaling $3 billion, available for its use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities include a $1.5 billion revolving facility expiring in May 2002, a $1 billion revolving facility expiring in October 2001, and a $500 million credit agreement expiring in October 2005. At June 30, 2001, the company had no debt outstanding under these credit facilities, but had $152 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair value.

At June 30, 2001, Phillips' Norwegian subsidiary had two
$300 million revolving credit facilities that expire in June
2004.  No debt was outstanding under either of the facilities.

In addition to its bank credit facilities, at June 30, 2001, the company had agreements with bank-sponsored entities for the revolving sale of undivided interests in a pool of up to $500 million of credit card and trade receivables, all of which were sold at June 30, 2001, (see Note 15--Receivables
Monetization in the Notes to Financial Statements).

Phillips has $200 million of master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At June 30, 2001, approximately $149 million had been utilized under these arrangements. The company also has in place a $90 million leasing arrangement for its corporate aircraft. At June 30, 2001, $70 million had been utilized under this arrangement.

In the second quarter of 2001, the company sold its first
Millennium Class tanker, the Polar Endeavour, for $205 million and then leased back the tanker under a 10-year long-term operating lease.

In September 2001, the company plans to fully redeem its $300 million of 9.18 percent Notes due September 15, 2021, at
104.59 percent. The redemption will be funded by issuing commercial paper.

In the second quarter of 2001, Phillips and its co-venturers in the Hamaca project secured approximately $1 billion in debt financing for their extra-heavy crude oil project located in Venezuela. The Export-Import Bank of the United States provided a guarantee supporting a 17-year-term $628 million bank facility. Additionally, an unguaranteed $470 million 14-year-term commercial bank facility was arranged for the project, of which $400 million can be drawn until additional banks are added to the syndicate bringing the total to $470 million. No debt was outstanding under the credit facilities at June 30, 2001. Phillips holds a 40 percent interest in the Hamaca project, which is operated on behalf of the co-venturers by Petrolera Ameriven.

Phillips sold its membership interests in Phillips Petroleum Venezuela LLC to Perenco, an independent French oil company, in the second quarter of 2001. Phillips Petroleum Venezuela LLC's primary asset was a 90 percent interest in the Operating Service Agreement in the Ambrosio field. Also in Venezuela, in a separate transaction Phillips relinquished its 100 percent interest in the Operating Service Agreement in the La Vela field to Petroleos de Venezuela S.A.

During the second quarter of 2001, Phillips reached an out-of-court settlement with Remington Oil and Gas Corporation (Remington) for two lawsuits Phillips brought against Remington related to the company's net profits interest in South Pass 89, offshore Louisiana. Under the terms of the settlement, Remington paid Phillips $42.5 million in cash and Remington stock.
Phillips is guaranteed a minimum price on the Remington stock, assuring payment in full. In return, Phillips assigned its 33 percent net profits interest in South Pass 89 to Remington.
As of July 31, 2001, Phillips had liquidated over one-half of its Remington shares for proceeds of approximately $11 million.

On July 9, 2001, Phillips' Board of Directors approved a dividend increase, raising the quarterly per share dividend to $.36, a 6 percent increase, effective with the September 4, 2001, payment.


Capital Expenditures and Investments

                                        Millions of Dollars
                                  -------------------------------
                                                 Six Months Ended
                                                      June 30
                                  Estimated      ----------------
                                       2001       2001       2000
                                  ---------      ----------------

E&P
  Alaska                             $  914        478        120
  Lower 48                              269        201        117
  Foreign                             1,037        563        293
-----------------------------------------------------------------
                                      2,220      1,242        530
GPM                                       -          -         14
RM&T                                    246        143        104
Chemicals                                 -          -         62
Corporate and Other                      73         29          7
-----------------------------------------------------------------
                                     $2,539      1,414        717
=================================================================

United States                        $1,502        851        397
Foreign                               1,037        563        320
-----------------------------------------------------------------
                                     $2,539      1,414        717
=================================================================


On May 18, 2001, Phillips announced the extension of the Kuparuk field through a discovery located approximately three miles west of the Kuparuk field on the North Slope of Alaska. The accumulation is estimated to contain an additional 35 million barrels of recoverable reserves and production from the satellite field is expected to begin in 2003. Phillips operates the Kuparuk field and holds a 55.29 percent interest.

Also in May 2001, Phillips announced exploratory discoveries in the National Petroleum Reserve-Alaska (NPR-A) located west of the Colville River on Alaska's North Slope. Six wells and one sidetrack well were drilled over the last two winters and five of the wells and the sidetrack encountered oil or gas and condensate. Two of the wells were tested during the 2000-2001 winter; three others are temporarily suspended to allow further evaluation during the 2001-2002 winter drilling season. The discoveries are located from 15 to 25 miles southwest of the Alpine oil field. Phillips operates the NPR-A leases and holds a 78 percent interest.

On July 25, 2001, Phillips announced the discovery of a satellite oil field near the newly developed Alpine oil field on the North Slope of Alaska. The Nanuq accumulation is estimated to contain more than 40 million barrels of gross recoverable reserves. The Nanuq discovery well was drilled in the 1999-2000 winter season and a delineation well was drilled and placed on long-term test production through the Alpine facilities during the 2000-2001 winter season. Production has since been suspended. Plans for further delineation and development of the Nanuq field are under evaluation. The Nanuq accumulation is the second satellite field to be discovered near Alpine. The previously announced Fiord satellite accumulation is estimated to contain more than 50 million barrels of gross recoverable reserves. Phillips is operator of and holds a 78 percent interest in the Alpine field and its satellites.

During the second quarter of 2001, Phillips purchased 1 percent of the Point Thomson field. The company subsequently contributed land to the Point Thomson unit owners in exchange for an additional 4 percent interest. Point Thomson is located east of the Prudhoe Bay field on the western border of the Alaska
National Wildlife Refuge on the North Slope of Alaska.

In the second quarter of 2001, Phillips, along with the five other owners of the Trans-Alaska Pipeline System, completed their evaluation, studies, and environmental and duration reports culminating in the filing of state and federal applications for renewal of the pipeline's right-of-way through 2034. The existing state and federal right-of-way documents that permit the 800-mile pipeline expire in 2004.

The Regulatory Commission of Alaska did not approve Phillips' request to purchase an additional 3.08 percent interest in the Trans-Alaska Pipeline System (TAPS) from BP. The company has refiled its request with expanded reasons for approval for the purchase of the additional interest in TAPS. A decision is expected before the end of the year.

On July 11, 2001, the Polar Endeavour, the first of five double-hulled Millennium Class tankers which Phillips is having built for use in transporting Alaska North Slope crude oil to the U.S. West Coast, entered the Alaska service. The second tanker, the Polar Resolution, was christened on March 3, 2001, and is expected to enter service in early 2002. Phillips expects to add a new Millennium Class tanker to its fleet each year through 2005. In addition to the five Millennium Class tankers already built or under construction, the company has an option for two additional tankers. The option for the sixth ship is subject to exercise in the third quarter of 2001; the seventh during the fourth quarter of 2001.

On May 3, 2001, Phillips and its co-venturers announced the successful completion and testing of the Kashagan West 1 well on the Kazakhstan shelf in the Caspian Sea. It is the second exploration well drilled by the co-venturers in the Kashagan structure and is located over 25 miles from the Kashagan East 1 discovery well. Following completion of the Kashagan West 1 well, the drilling rig returned to Kashagan East and began an appraisal drilling program. Drilling of the first well of the appraisal program, Kashagan East 2, located approximately six miles northwest of Kashagan East 1, began in April. Phillips has a 7.14 percent interest in the north Caspian Sea venture.

Two of the co-venturers in the north Caspian Sea venture have entered into agreements to sell their interests. Phillips intends to exercise its preemption rights and purchase its proportionate share of those interests, the cost of which is dependent upon the share the company obtains through the preemption process.

In the second quarter of 2001, Phillips was selected to participate in Saudi Arabia's largest natural gas initiative, Core Venture 1, with a participating interest of 15 percent. The integrated gas project includes gas exploration, gas processing, natural gas liquids transportation and fractionation, petrochemical facilities, and combined power and desalination facilities.

In China's Bohai Bay, development activities continued in the second quarter of 2001 in line with the overall development plan for Peng Lai 19-3 Phase I. First production is scheduled for mid-year 2002. The overall Phase I development plan was agreed to by the China National Offshore Oil Corporation and approved by Chinese authorities in May 2001.

In the United Kingdom sector of the North Sea, Phillips' production platform, Jade, was completed in May 2001.
Commissioning work is expected to be complete and the platform onstream before the end of the year. Estimated recovery from the Jade field is 380 billion cubic feet of gas and 30 million barrels of oil. Phillips is operator and holds a 32.5 percent interest in the Jade field.

Also in the second quarter of 2001, Phillips and BP agreed to an exchange related to interests in four license blocks on the United Kingdom continental shelf. The exchange, which is subject to regulatory and partners' approvals, will increase Phillips' equity in the producing field Britannia from 6.78 percent to
7.23 percent and increase Phillips' ownership position around the company's core assets in the central North Sea--in particular around the Jade field and associated J-Block infrastructure.

In the second quarter of 2001, Phillips continued pursuing the company's goal of increasing its presence in high-potential deepwater areas. The company made progress toward securing three prospective blocks for its growing deepwater portfolio--one in Angola and two in Brazil.

Phillips announced on April 19, 2001, that it had successfully completed and started up a new 6,000-barrel-per-day unit at its Borger, Texas, refinery using the company's proprietary S Zorb sulfur removal technology to significantly reduce sulfur content in gasoline. Refiners who license the technology can use it to meet more stringent Environmental Protection Agency standards which go into effect in 2004. Phillips is currently working on the application of S Zorb technology to diesel and expects to complete a pilot plant by the end of 2001.

Effective April 25, 2001, Phillips acquired the Midcontinent-region gasoline marketing assets of various subsidiaries of The Coastal Corporation. The assets included 101 company-operated stores and the assumption of 45 Coastal branded-marketer supply contracts covering 205 additional retail outlets.


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

On June 23, 1999, a flash fire occurred in a reactor vessel at the K-Resin styrene-butadiene copolymer (SBC) plant at the Houston Chemical Complex. Two individuals employed by a subcontractor, Zachry Construction Corporation (Zachry), were killed and other workers were injured. Ten lawsuits have been filed in Texas in connection with the incident. The first of these lawsuits to go to trial, a wrongful death claim, ended in December 2000. The jury found that Phillips was negligent and acted with malice in causing the June 23, 1999, incident. The parties to that lawsuit have agreed to settle all claims for a confidential amount. The remaining wrongful death action, which is now consolidated with personal injury claims brought by three other workers, is scheduled for trial in October 2001. Phillips is the named defendant in these actions.

Under the indemnification provisions of the subcontracting agreement between Phillips and Zachry, Phillips has sought indemnification from Zachry with respect to the claims of the Zachry workers. Phillips has, in addition, filed an action against various Zachry insurers to obtain a declaration that coverage is available in regard to the incident under policies issued by them. There are also provisions in the Contribution Agreement, under which CPChem was formed, providing for indemnification of Phillips by CPChem for damages stemming from this incident.

On March 27, 2000, an explosion and fire occurred at Phillips' K-Resin SBC plant at the Houston Chemical Complex due to the overpressurization of an out-of-service butadiene storage tank. The 370-million-pound-per-year K-Resin SBC facility, which was contributed to CPChem on July 1, 2000, has been idle since that time. One employee was killed and several individuals, including employees of both Phillips and its contractors, were injured. Currently, there are thirteen lawsuits pending on behalf of 66 primary plaintiffs. The litigation is currently in the discovery stage with the first trial setting in November 2001. Under the indemnification provisions of subcontracting agreements with Zachry and Brock Maintenance, Inc., Phillips has sought indemnification from these subcontractors with respect to claims made by their employees. The Contribution Agreement, pursuant to which CPChem was formed, does not require CPChem to indemnify Phillips for liability arising out of this litigation.

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

At year-end 2000, Phillips reported 30 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, none of these sites have been resolved and one new site has been added. Of the 31 sites remaining at June 30, 2001, the company believes it has a legal defense or its records indicate no involvement for five sites. At six other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At five sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 15 remaining sites, the company has provided for any probable costs that can be reasonably estimated. No one site represents more than 10 percent of the total.

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

At June 30, 2001, contingent liability accruals of $11 million and $6 million had been made for the company's PRP sites and other environmental contingent liabilities, respectively. In addition, the company had accrued $227 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, for total environmental accruals of $244 million, compared with $127 million at December 31, 2000. The increase in accrued environmental costs of $117 million in the first six months of 2001 was primarily driven by an accrual for remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO.
Because this accrual relates to environmental conditions that existed when Phillips acquired the properties on April 26, 2000, the charge impacted the allocation of the purchase price of the acquisition, not the company's net income.

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


NEW ACCOUNTING STANDARDS

At the end of June 2001, the FASB approved the issuance of FASB Statements No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," and No. 143, "Accounting for Asset Retirement Obligations." For additional information, see
Note 19--New Accounting Standards in the Notes to Financial Statements, which is incorporated herein by reference.


OUTLOOK

On July 31, 2001, Phillips and its co-venturers in the Bayu-Undan development project announced their unanimous decision to defer indefinitely an investment commitment in a subsea pipeline proposed to transport natural gas from the Bayu-Undan field in the Timor Sea to Darwin, Australia. This decision may prevent commercialization of certain Timor Sea gas resources.

The deferral reflects the need to resolve certain critical legal, fiscal and taxation issues arising from the Timor Sea Arrangement, which was entered into between the governments of Australia and East Timor on July 5, 2001, before further investment can proceed in either the pipeline or in any field development. However, this will not effect the Bayu-Undan gas recycle project, which was approved by the Timor Gap Joint Authority in early 2000 and which is expected to begin full commercial production in early 2004.

The co-venturers plan to make every effort to work with the East Timorese and Australian representatives to expedite a satisfactory and commercial resolution of the outstanding issues. The co-venturers are looking to East Timor to continue the production sharing contracts in the same terms as the existing contracts, as specifically provided for in the arrangement with Australia. Phillips also plans to continue to work with prospective gas customers to secure the appropriate value from the project for all stakeholders.

Oil prices started and ended the second quarter at about $25.60 for the benchmark West Texas Intermediate (WTI) crude, the lowest prices since April 2000. From early April 2001 through late May, the petroleum market was dominated by concerns over a potential shortage of gasoline in the United States. Gasoline futures hit all-time record highs and WTI returned to near $30. In response to the high prices and wider margins, U.S. refineries ran at maximum rates and gasoline was imported into the U.S. market from Europe and Southeast Asia. Inventories built rapidly as consumers also responded to the higher prices with reduced demand. The anticipated shortage was avoided and prices dropped quickly. Crude prices dropped again to the $25.60 level by the end of the quarter as world supplies were seen as adequate going into the third quarter. OPEC production was approximately one million barrels per day less during the second quarter compared with the first quarter. OPEC held quotas unchanged for the first two months of the third quarter, but the cartel has recently agreed to reduce production by another one million barrels per day during September. With higher seasonal demand, this action is expected to support prices despite weakening worldwide economic growth.

Concerns over tight supplies of natural gas in the U.S. also eased over the quarter as inventories built to levels well above last year's record low levels and above the five-year average. Benchmark natural gas prices dropped from over $5 per thousand cubic feet at the start of the quarter to near $3 at the end of June. A record level of North American gas drilling activity has not yet yielded a significant increase in production. The lower prices were more the result of current demand weakness than supply strength, considering the weak economy, moderate weather and industrial demand lost during the price peaks of last winter.


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

The following are identified as important risk factors, but not all of the risk factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

o Plans to implement Management's announced strategy for its four business segments are subject to: the completion of the announced acquisition of Tosco Corporation for RM&T; receipt of any approvals that may be required from state and federal government agencies and third parties; required disposition of assets, if any, to meet regulatory requirements; the successful development and operation of the company's current projects and the achievement of production estimates, cost savings and synergies that are dependent on the integration of personnel, business systems and operations; and the successful operation and financing of the DEFS and CPChem joint ventures.

o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements generally with co-venturers, partners and governments, including necessary permits; the satisfactory resolution of legal, fiscal, and tax issues with the governments of East Timor or Australia for the Bayu-Undan gas pipeline project; its ability to engage specialized drilling, construction and other contractors and equipment; its ability to obtain economical and timely financing; construction of pipelines, processing and production facilities for its Bohai Bay and Hamaca projects; geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans-Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to-be-constructed crude oil tankers; and foreign and United States laws, including tax laws.

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

                   PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held a special shareholder meeting on April 11, 2000.
A brief description of each proposal and the voting results follow:

  A company proposal to approve the acquisition of Tosco
  Corporation.

                  For         218,353,460
              Against          15,489,114
          Abstentions           2,202,961
            Not Voted          47,515,535

  A company proposal to amend Phillips Petroleum Company's charter to increase the number of authorized shares of common stock from 500 million to 1 billion.

                  For         233,438,136
              Against          24,260,109
          Abstentions           2,412,824
            Not Voted          23,450,001


The company held its annual stockholders' meeting on May 7, 2001.
A brief description of each proposal and the voting results follow:

  A company proposal to elect nine directors.

                                      For      Against & Withheld
                              -----------------------------------
  Norman R. Augustine         256,214,256               3,909,466
  David L. Boren              256,142,318               3,981,404
  Robert E. Chappell, Jr.     256,480,129               3,643,593
  Robert M. Devlin            256,429,143               3,694,579
  Larry D. Horner             256,236,558               3,887,164
  J. J. Mulva                 256,203,496               3,920,226
  Randall L. Tobias           256,389,359               3,734,363
  Victoria J. Tschinkel       256,164,908               3,958,814
  Kathryn C. Turner           255,959,863               4,163,859

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 2001.

                  For         255,180,920
              Against           3,324,547
          Abstentions           1,618,255
            Not Voted          23,437,348

A company proposal to authorize the 2002 Omnibus Securities Plan.

                  For         235,608,496
              Against          21,201,142
          Abstentions           2,963,134
            Not Voted          23,788,298

All nine nominated directors were elected, and the independent auditors designated by the company were approved, and the proposal to authorize the 2002 Omnibus Securities Plan was approved.

Also on May 7, 2001, at the Phillips Board of Directors meeting following the annual meeting, J. Stapleton Roy was elected as a new director. Mr. Roy has served as ambassador to both Indonesia and the People's Republic of China during his foreign service career. The election of Mr. Roy and the retirement of Mr. Eagleburger maintains the total number of Phillips directors at 10, of which nine are outside directors.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12     Computation of Ratio of Earnings to Fixed Charges.


Reports on Form 8-K
-------------------

During the three months ended June 30, 2001, the company filed one report on Form 8-K, dated April 11, 2001, to report under
Item 9, pursuant to Regulation FD, that the company elected to furnish the press release issued by it in connection with the company's special stockholder meeting on April 11, 2001.

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

August 10, 2001