Form 10-Q
period 2001-09-30
PHILLIPS PETROLEUM CO
filed 2001-11-14
CIK 78214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                               ----------------------------------

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

The registrant had 381,279,893 shares of common stock, $1.25 par value, outstanding at October 31, 2001.

                      PART I. FINANCIAL INFORMATION

------------------------------------------------------------------------------
Consolidated Statement of Income                    Phillips Petroleum Company

                                                     Millions of Dollars
                                               -------------------------------
                                                 Three Months     Nine Months
                                                    Ended            Ended
                                                 September 30     September 30
                                               -------------------------------
                                                 2001    2000     2001    2000
                                               -------------------------------
Revenues
Sales and other operating revenues*            $6,148   5,589   16,741  16,578
Equity in earnings of affiliated companies        (15)     78      106     185
Other revenues                                     26      38       57      67
------------------------------------------------------------------------------
    Total Revenues                              6,159   5,705   16,904  16,830
------------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products                3,408   2,931    8,295   9,198
Production and operating expenses                 581     480    1,696   1,568
Exploration expenses                               71      68      202     192
Selling, general and administrative expenses      236     134      569     497
Depreciation, depletion and amortization          301     316      952     848
Property impairments                                -      97       23      97
Taxes other than income taxes*                    748     619    1,928   1,715
Accretion on discounted liabilities                 3       -        7       -
Interest expense                                   74      99      240     259
Foreign currency transaction losses                 2       9       10      48
Preferred dividend requirements of
  capital trusts                                   14      14       40      40
------------------------------------------------------------------------------
    Total Costs and Expenses                    5,438   4,767   13,962  14,462
------------------------------------------------------------------------------
Income before income taxes, extraordinary
  item and cumulative effect of change in
  accounting principle                            721     938    2,942   2,368
Provision for income taxes                        347     512    1,461   1,250
------------------------------------------------------------------------------
Income Before Extraordinary Item and
  Cumulative Effect of Change in
  Accounting Principle                            374     426    1,481   1,118
Extraordinary item                                (10)      -      (10)      -
Cumulative effect of change in
  accounting principle                              -       -       28       -
------------------------------------------------------------------------------
Net Income                                     $  364     426    1,499   1,118
==============================================================================

Net Income Per Share of Common Stock
Basic
  Before extraordinary item and cumulative
    effect of change in accounting principle   $ 1.35    1.67     5.63    4.40
  Extraordinary item                             (.04)      -     (.04)      -
  Cumulative effect of change in accounting
    principle                                       -       -      .11       -
------------------------------------------------------------------------------
Net Income                                     $ 1.31    1.67     5.70    4.40
==============================================================================
Diluted
  Before extraordinary item and cumulative
    effect of change in accounting principle   $ 1.34    1.66     5.59    4.37
  Extraordinary item                             (.04)      -     (.04)      -
  Cumulative effect of change in accounting
    principle                                       -       -      .11       -
------------------------------------------------------------------------------
Net Income                                     $ 1.30    1.66     5.66    4.37
==============================================================================

Dividends Paid                                 $  .36     .34     1.04    1.02
------------------------------------------------------------------------------

Average Common Shares Outstanding
   (in thousands)
     Basic                                    277,822 254,940  263,144 254,217
     Diluted                                  279,767 257,392  264,988 255,769
------------------------------------------------------------------------------
*Includes excise taxes on petroleum
 products sales                                  $614     480    1,490   1,403
See Notes to Financial Statements.

-------------------------------------------------------------------
Consolidated Balance Sheet               Phillips Petroleum Company

                                             Millions of Dollars
                                          -------------------------
                                          September 30  December 31
                                                  2001         2000
                                          -------------------------
Assets
Cash and cash equivalents                      $   199          149
Accounts and notes receivable (less
  allowances of $34 million in 2001
  and $18 million in 2000)                       1,443        1,553
Accounts and notes receivable--affiliates          125          226
Inventories                                      2,617          357
Deferred income taxes                               85          191
Prepaid expenses and other current assets          319          130
-------------------------------------------------------------------
    Total Current Assets                         4,788        2,606
Investments and long-term receivables            3,306        2,999
Properties, plants and equipment (net)          23,443       14,784
Goodwill                                         2,366            -
Intangibles                                      1,313            -
Deferred income taxes                                7            -
Deferred charges                                   127          120
-------------------------------------------------------------------
Total                                          $35,350       20,509
===================================================================

Liabilities
Accounts payable                               $ 3,319        1,822
Accounts payable--affiliates                        98           92
Notes payable and long-term debt due
  within one year                                   43          262
Accrued income and other taxes                   1,406          815
Other accruals                                     839          501
-------------------------------------------------------------------
    Total Current Liabilities                    5,705        3,492
Long-term debt                                   7,838        6,622
Accrued dismantlement, removal and
  environmental costs                            1,150          702
Deferred income taxes                            4,027        1,894
Employee benefit obligations                       614          494
Other liabilities and deferred credits             944          562
-------------------------------------------------------------------
Total Liabilities                               20,278       13,766
-------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities of
  Phillips 66 Capital Trusts I and II              650          650
-------------------------------------------------------------------

Common Stockholders' Equity
Common stock--1,000,000,000 shares
  authorized at $1.25 par value
    Issued (2001--430,439,743 shares;
      2000--306,380,511 shares)
        Par value                                  538          383
        Capital in excess of par                 9,066        2,153
    Treasury stock (at cost:
      2001--22,076,483 shares;
      2000--23,142,005 shares)                  (1,106)      (1,156)
    Compensation and Benefits Trust (CBT)
      (at cost: 2001--27,556,573 shares;
      2000--27,849,430 shares)                    (933)        (943)
Accumulated other comprehensive loss              (107)        (100)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                 (246)        (263)
Retained earnings                                7,210        6,019
-------------------------------------------------------------------
Total Common Stockholders' Equity               14,422        6,093
-------------------------------------------------------------------
Total                                          $35,350       20,509
===================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of              Phillips Petroleum Company
Cash Flows
                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                  September 30
                                              -------------------
                                                 2001        2000
                                              -------------------
Cash Flows from Operating Activities
Net income                                    $ 1,499       1,118
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                              952         848
      Property impairments                         23          97
      Dry hole costs and leasehold impairment      58          74
      Accretion on discounted liabilities           7           -
      Deferred taxes                              361         263
      Extraordinary loss on early retirement
        of debt                                    10           -
      Cumulative effect of accounting change      (28)          -
      Other                                       191        (127)
    Working capital adjustments*
      Increase in aggregate balance of
        accounts receivable sold                   26         218
      Decrease (increase) in other
        accounts and notes receivable             884        (402)
      Increase in inventories                    (278)        (87)
      Decrease (increase) in prepaid expenses
        and other current assets                  (27)         79
      Increase (decrease) in accounts payable    (360)        147
      Increase in taxes and other accruals         29         489
-----------------------------------------------------------------
Net Cash Provided by Operating Activities       3,347       2,717
-----------------------------------------------------------------

Cash Flows from Investing Activities
Acquisitions, net of cash acquired                 58      (6,375)
Capital expenditures and investments,
  including dry hole costs                     (2,094)     (1,370)
Proceeds from contributing assets to joint
  ventures                                          -       2,055
Proceeds from asset dispositions                  233         102
Long-term advances to affiliates and
  other investments                               (25)       (205)
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (1,828)     (5,793)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                    -       3,680
Repayment of debt                              (1,178)       (341)
Issuance of company common stock                   20          27
Dividends paid on common stock                   (266)       (259)
Other                                             (45)        (81)
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                   (1,469)      3,026
-----------------------------------------------------------------

Net Change in Cash and Cash Equivalents            50         (50)
Cash and cash equivalents at beginning of
  period                                          149         138
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $   199          88
=================================================================
*Net of acquisition and disposition of businesses.
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company

Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Phillips Petroleum Company (hereinafter referred to as "Phillips" or the "company") considers necessary for a fair presentation of the consolidated financial position of the company and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

On March 31, 2000, Phillips and Duke Energy Corporation contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron Corporation, now ChevronTexaco Corporation, (Chevron) contributed their chemicals businesses, excluding Chevron's Oronite additives business, to Chevron Phillips Chemical Company LLC (CPChem). Both of these joint ventures are being accounted for using the equity method of accounting, which significantly impacts how the Gas Gathering, Processing, and Marketing (GPM) and Chemicals segments' operations are reflected in Phillips' consolidated income statement. Under the equity method of accounting, Phillips' share of a joint venture's net income is recorded in a single line item on the income statement: "Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (for example, operating revenues, operating costs, etc.) include activity related to the GPM and Chemicals operations only up to the effective dates of the joint ventures. As a result, the nine-month periods are not comparable.


Note 2--Extraordinary Item and Accounting Change

In the third quarter of 2001, Phillips incurred an extraordinary loss of $10 million (after reduction for income taxes of $4 million) attributable to the call premium on the early retirement of its $300 million 9.18% Notes due September 15, 2021, at 104.59 percent.

Effective January 1, 2001, the company changed its method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-as-incurred method to reflect the impact of the turnaround in the period that it occurs. The new method is preferable because it results in the recognition of costs at the time obligations are incurred.

The cumulative effect of this accounting change increased net income for the first nine months of 2001 by $28 million (after reduction for income taxes of $15 million). The impact of the accounting change was not material to income before extraordinary item for any quarter of 2001 or the nine-month period ended September 30, 2001.

The pro forma effects of retroactive application of the change in accounting method are presented below:

                                    Millions of Dollars
                                  Except Per Share Amounts
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2001         2000    2001        2000
                           ------------------   -----------------
Income before
  extraordinary item       $ 374          416   1,481       1,106
Earnings per share
    Basic                   1.35         1.63    5.63        4.35
    Diluted                 1.34         1.62    5.59        4.32
-----------------------------------------------------------------

Net income                 $ 364          416   1,471       1,106
Earnings per share
    Basic                   1.31         1.63    5.59        4.35
    Diluted                 1.30         1.62    5.55        4.32
-----------------------------------------------------------------


Note 3--Tosco Corporation Acquisition

On September 14, 2001, Tosco Corporation (Tosco) was merged with a subsidiary of Phillips, as a result of which Phillips became the owner of 100 percent of the outstanding common stock of Tosco. Tosco's operations include seven U.S. refineries with a total crude oil capacity of 1.31 million barrels per day; one 75,000-barrel-per-day refinery located in Cork, Ireland;
5,800 retail outlets in 32 states; and various transportation, distribution and corporate assets. Tosco's results of operations have been included in the consolidated financial statements since that date.

The primary reasons for Phillips' acquisition of Tosco, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill, are:

  o The Tosco operations would deliver earnings prospects, and potential strategic and other benefits;

  o Combining the two companies' operations would provide significant cost savings;

  o  Adding Tosco to Phillips' Refining, Marketing and
     Transportation (RM&T) operations would give the segment the size, scale and resources to compete more effectively;

  o The merger would transform Phillips into a stronger, major, integrated oil company with the benefits of increased size and scale, improving the stability of the combined businesses' earnings in varying economic and market climates;

  o The combined company would have a stronger balance sheet, improving its access to capital in the future; and

  o The increased cash flow and access to capital resulting from the Tosco acquisition would allow Phillips to pursue other opportunities in the future.

Based on an exchange ratio of 0.8 shares of Phillips common stock for each Tosco share, Phillips issued approximately 124.1 million common shares and 4.7 million vested employee stock options in the exchange, which increased common stockholders' equity by approximately $7 billion. The common stock was valued at $55.50 per share, which was Phillips' average common stock price over the two-day trading period before and after the February 4, 2001, public announcement of the transaction. The employee stock options were valued using the Black-Scholes option pricing model, based on assumptions prevalent at the February announcement date.

The transaction is being accounted for using the purchase method of accounting as required by the Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," which was issued in the second quarter of 2001. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and Other Intangible Assets," also issued in the second quarter of 2001.

The allocation of the purchase price to specific assets and liabilities is based, in part, upon an outside appraisal of Tosco's long-lived assets. The allocation is still preliminary at this time. In the next few months, the company expects to finalize the outside appraisal of the long-lived assets and the determination of the fair value of all other Tosco assets and liabilities. Deferred tax liabilities will also be finalized after the final allocation of purchase price and the final tax basis of the assets and liabilities has been determined.
Based on the preliminary purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed at September 14, 2001:

                                                         Millions
                                                       of Dollars
                                                       ----------
Cash and cash equivalents                                 $    59
Accounts and notes receivable                                 732
Inventories                                                 1,975
Prepaid expenses and other current assets                     146
Investments and long-term receivables                         121
Properties, plants and equipment
  (including $1,718 of land)                                7,729
Identifiable intangible assets                              1,312
Goodwill                                                    2,359
Deferred charges                                                3
-----------------------------------------------------------------
  Total Assets                                            $14,436
=================================================================


Accounts payable                                          $ 1,872
Accrued income and other taxes                                598
Other accruals                                                257
Long-term debt                                              2,135
Accrued environmental costs                                   255
Deferred income taxes                                       1,794
Employee benefit obligations                                  141
Other liabilities and deferred credits                        303
Common stockholders' equity                                 7,081
-----------------------------------------------------------------
  Total Liabilities and Equity                            $14,436
=================================================================


The $1,312 million of identifiable intangible assets consist primarily of marketing trade names ($666 million) and refinery air emission and operating permits ($562 million). Of the $1,312 million, $1,251 million has been preliminarily allocated to intangible assets not subject to amortization, while
$61 million has been preliminarily allocated to intangible assets with a weighted-average amortization period of eight years.

The company has not yet determined the allocation of Tosco goodwill to specific reporting units. Currently, all goodwill is being reported as part of the RM&T reporting segment. A significant portion of the goodwill was attributable to deferred tax liabilities which are required to be recorded on an undiscounted basis. Therefore, a significant portion of the goodwill will be allocated to reporting units based on the sources of the book-tax differences that give rise to the deferred tax liabilities. This goodwill is not deductible for tax purposes.

The following unaudited pro forma summary presents information as if Tosco had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the preliminary allocated purchase price of the properties, plants and equipment acquired; adjustment of interest for the amortization of the fair-value adjustment to debt; cessation of the amortization of deferred gains not recognizable in the purchase price allocation; accretion of discount on environmental accruals recorded at net present values; and adjustments to conform Tosco's accounting policies to Phillips'. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies:

                                      Millions of Dollars
                                    Except Per Share Amounts
                             --------------------------------------
                             Three Months Ended   Nine Months Ended
                                September 30         September 30
                             ------------------   -----------------
                                2001       2000     2001       2000
                             ------------------   -----------------

Revenues                     $12,251     13,493   37,762     36,625
Income before extraordinary
  item and cumulative
  effect of change in
  accounting principle           490        584    1,961      1,482
Net income                       480        584    1,979      1,482
Income before extraordinary
  item and cumulative
  effect of change in
  accounting principle
  per share of common stock
    Basic                       1.29       1.54     5.15       3.91
    Diluted                     1.27       1.52     5.11       3.88
Net income per share of
  common stock
    Basic                       1.26       1.54     5.20       3.91
    Diluted                     1.25       1.52     5.15       3.88
-------------------------------------------------------------------


The above pro forma information includes Tosco's reported results of operations related to the Avon refinery which was sold
August 31, 2000.  Avon contributed $723 million of revenues,
$96 million of income before taxes, and $58 million of net income to results of operations for the nine months ended September 30, 2000. Also, in August 2001, Tosco recognized an additional
$150 million gain on sale, $90 million after-tax, when the buyer of the Avon refinery became liable for a contingent payment to Tosco. The $150 million payment was received November 9, 2001. This gain was offset in early September 2001 when Tosco expensed change-in-control employee benefits and investment banker fees related to its acquisition by Phillips. These non-recurring items were not included in Phillips' reported results of operations.

In connection with the Tosco acquisition, Phillips issued
4.7 million vested stock options, with a weighted-average exercise price of $23.15, to replace outstanding Tosco stock options. Of these, 0.6 million were exercised during the last-half of September 2001, leaving 4.1 million outstanding at September 30, 2001. All of the 4.1 million stock options are exercisable, and have exercise prices ranging from $9.04 to $63.13, with a weighted-average exercise price of $24.10. At September 30, 2001, in addition to the stock options issued in connection with the Tosco acquisition, Phillips had another
9.5 million in stock options outstanding.

The exercise of the above 0.6 million of stock options resulted in a tax benefit to the company of $9 million in September, most of which was recorded as a reduction of goodwill.


Note 4--Alaska Acquisition

Phillips completed the acquisition of Atlantic Richfield
Company's (ARCO) Alaska businesses with the final settlement of all remaining post-closing issues with BP p.l.c. (BP), the finalization of the purchase price determination, and the allocation of the purchase price to specific assets and liabilities in the first quarter of 2001. Based on the appraised value of the properties, plants and equipment acquired, no goodwill was recorded in the purchase price allocation.

During the first nine months of 2001, net cash activity with BP related to the acquisition was not material. However, there was a $128 million increase in properties, plants and equipment during the period due to the additional quantification and recognition of certain non-cash liabilities of the acquired businesses, primarily an additional accrual, on a discounted basis, to cover environmental remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO. Expected expenditures for remediation activities are: $16 million in 2001, $27 million in 2002, $18 million in 2003, $15 million in 2004, and $16 million in 2005. Remaining expenditures thereafter are expected to be $99 million. The effect of inflation, net of a 5 percent discount factor, reduced the accrual by $22 million, resulting in a discounted environmental liability of $169 million at September 30, 2001.

Note 5--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2001         2000
                                        -------------------------

Crude oil and petroleum products              $2,262          215
Merchandise                                      141           13
Materials, supplies and other                    214          129
-----------------------------------------------------------------
                                              $2,617          357
=================================================================


Inventories at September 30, 2001, were substantially higher than at year-end 2000 due to the Tosco acquisition.


Note 6--Summarized Financial Data of Significant Equity
          Affiliates

Duke Energy Field Services, LLC

Phillips owns 30.3 percent of DEFS. Phillips' consolidated results of operations include 100 percent of the activity of its gas gathering, processing and marketing business through March 31, 2000, and its 30.3 percent share of DEFS' earnings since that date. Included in the GPM segment's operating results in the third quarter and first nine months of 2001 were benefits of $9 million and $27 million, respectively, representing the amortization of the $824 million basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. This difference is being amortized over 15 years, consistent with the term of Phillips' commitment to purchase natural gas liquids from DEFS.

Summarized financial information for DEFS (100 percent) follows:

                                     Millions of Dollars
                         ------------------------------------------
                          Three Months   Nine Months     April 1
                             Ended          Ended        Through
                          September 30   September 30  September 30
                         --------------  ------------  ------------
                           2001    2000          2001          2000
                         --------------  ------------  ------------

Revenues                 $1,681   2,552         7,598         4,724
Income before income
  taxes and cumulative
  effect of change in
  accounting principle       79     110           338           210
Net income                   79     114           337           207
-------------------------------------------------------------------

The members of DEFS are generally taxable on their respective shares of income for U.S. and state income tax purposes.
Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, not included in income taxes in Phillips' consolidated financial statements.


Chevron Phillips Chemical Company LLC

Phillips and Chevron each own 50 percent of the voting and economic interests in CPChem. Phillips' consolidated results of operations include 100 percent of the activity of its chemicals business through June 30, 2000, and its 50 percent share of CPChem's earnings since that date. Also included in the third quarter and first nine months of 2001 operating results were reductions of $2 million and $4 million, respectively, for the amortization of the $126 million basis difference between the book value of Phillips' contribution to CPChem and its 50 percent interest in the equity of CPChem. This basis difference is being amortized over 20 years, the average estimated life of the assets contributed.

Summarized financial information for CPChem (100 percent) follows:

                                     Millions of Dollars
                         ------------------------------------------
                          Three Months   Nine Months     July 1
                             Ended          Ended        Through
                          September 30   September 30  September 30
                         --------------  ------------  ------------
                           2001    2000          2001          2000
                         --------------  ------------  ------------

Revenues                 $1,374   1,809         4,893         1,809
Income (loss) before
  income taxes             (122)     38          (207)           38
Net income (loss)          (167)     47          (255)           47
-------------------------------------------------------------------


The members of CPChem are generally taxable on their respective shares of income for U.S. and state income tax purposes.
Phillips' share of income taxes incurred directly by CPChem is reported in equity in earnings, not included in income taxes in Phillips' consolidated financial statements.

Note 7--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2001         2000
                                        -------------------------
Properties, plants and equipment
  (at cost)                                  $33,611       24,383
Less accumulated depreciation,
  depletion and amortization                  10,168        9,599
-----------------------------------------------------------------
                                             $23,443       14,784
=================================================================


Properties, plants and equipment at September 30, 2001, were substantially higher than at year-end 2000 due to the Tosco acquisition.


Note 8--Debt

At September 30, 2001, Phillips had three bank credit facilities in place, totaling $3 billion, available for use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities included a $1.5 billion revolving facility expiring in May 2002, a $1 billion revolving facility expiring in October 2001, and a $500 million credit agreement expiring in October 2005. At September 30, 2001, the company had no debt outstanding under these credit facilities, but had $263 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair value.

Debt assumed in the Tosco acquisition (see Note 3--Tosco Corporation Acquisition for more information) had the following balances at September 30, 2001.
                                                         Millions
                                                       of Dollars
                                                       ----------
8.25% Mortgage Bonds due May 15, 2003                      $  150
7.625% Notes due 2006                                         240
7.25% Notes due 2007                                          200
7.8% Notes due 2027                                           300
8.125% Notes due 2030                                         600
7.9% Notes due 2047                                           100
Capitalized lease obligations                                  30
Other                                                          47
Unamortized debt discount and premium                         126
-----------------------------------------------------------------
Total                                                       1,793
Notes payable and long-term debt due within one year           39
-----------------------------------------------------------------
Long-term debt                                             $1,754
=================================================================

After amortization of the fair-value-adjustment premiums, the above fixed-rate debt will have a weighted-average effective interest rate of 6.6 percent.

At September 30, 2001, Tosco's $1 billion revolving credit facility remained available for use. The outstanding balance of $191 million was repaid prior to September 30, 2001, and in October 2001, the commitment under the credit facility was reduced to $45 million.

On October 16, 2001, Phillips entered into two new revolving bank credit facilities: a $1.5 billion 364-day facility and a $1.5 billion five-year facility. The $3 billion of new facilities replaced the bank credit facilities that the company had in place on September 30, 2001, which were canceled upon the effectiveness of the new facilities.

In September 2001, the company redeemed its $300 million
9.18% Notes due September 15, 2021, at 104.59 percent.


Note 9--Condensed Consolidating Financial Information

Tosco and Bayway Refining Company (Bayway) are wholly owned subsidiaries of Phillips. Phillips has guaranteed all of the outstanding publicly traded debt of Tosco. Tosco's $150 million 8.25% Mortgage Bonds due May 15, 2003, are also guaranteed by Bayway. The Bayway guarantee is collateralized by the Bayway refinery and a guarantee from Tosco. Set forth below are condensed consolidating financial statements of Phillips, Tosco and Bayway, presented for the information of public debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Phillips, Tosco and Bayway (in each case, reflecting investments in its consolidated subsidiaries utilizing the equity method of accounting), (ii) all other non-guarantor subsidiaries of Phillips and (iii) the consolidating adjustments necessary to present Phillips' results on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the company's accompanying consolidated financial statements.


                                                         Millions of Dollars
                                  ------------------------------------------------------------------
                                                Three Months Ended September 30, 2001
                                  ------------------------------------------------------------------
                                                              All Other  Consolidating         Total
                                  Phillips  Tosco  Bayway  Subsidiaries    Adjustments  Consolidated
Statement of Income               --------  -----  ------  ------------  -------------  ------------
Revenues
Sales and other operating
  revenues                          $3,243    910       -         1,995              -         6,148
Equity in earnings of
  affiliated companies                 441     17       -            39           (512)          (15)
Other revenues                         (63)     1       -            88              -            26
Intercompany revenues                  277    100       -           486           (863)            -
----------------------------------------------------------------------------------------------------
    Total Revenue                    3,898  1,028       -         2,608         (1,375)        6,159
----------------------------------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     2,370    804       -           954           (720)        3,408
Production and operating
  expenses                             269     45       -           315            (48)          581
Exploration expenses                    37      -       -            49            (15)           71
Selling, general and
  administrative expenses              130     17       -            93             (4)          236
Depreciation, depletion
  and amortization                      91      4       1           205              -           301
Taxes other than income taxes          511    111       -           126              -           748
Accretion on discounted
  liabilities                            -      1       -             2              -             3
Interest expense                       129      5       -            16            (76)           74
Foreign currency transaction
  losses                                (1)     -       -             3              -             2
Preferred dividend requirements
  of capital trusts                      -      -       -            14              -            14
----------------------------------------------------------------------------------------------------
    Total Costs and Expenses         3,536    987       1         1,777           (863)        5,438
----------------------------------------------------------------------------------------------------
Income (loss) before income taxes
  and extraordinary item               362     41      (1)          831           (512)          721
Provision for income taxes             (12)    10       -           349              -           347
----------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary
  Item                                 374     31      (1)          482           (512)          374
Extraordinary item                     (10)     -       -             -              -           (10)
----------------------------------------------------------------------------------------------------
Net Income (Loss)                   $  364     31      (1)          482           (512)          364
====================================================================================================





                                                         Millions of Dollars
                                  ------------------------------------------------------------------
                                                 Nine Months Ended September 30, 2001
                                  ------------------------------------------------------------------
                                                              All Other  Consolidating         Total
                                  Phillips  Tosco  Bayway  Subsidiaries    Adjustments  Consolidated
Statement of Income               --------  -----  ------  ------------  -------------  ------------
Revenues
Sales and other operating
  revenues                         $10,303    910       -         5,528              -        16,741
Equity in earnings of
  affiliated companies               1,411     17       -           201         (1,523)          106
Other revenues                         (54)     1       -           110              -            57
Intercompany revenues                  980    100       -         1,493         (2,573)            -
----------------------------------------------------------------------------------------------------
    Total Revenue                   12,640  1,028       -         7,332         (4,096)       16,904
----------------------------------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products     7,411    804       -         2,134         (2,054)        8,295
Production and operating
  expenses                             959     45       -           911           (219)        1,696
Exploration expenses                    97      -       -           150            (45)          202
Selling, general and
  administrative expenses              396     17       -           170            (14)          569
Depreciation, depletion
  and amortization                     273      4       1           674              -           952
Property impairments                     -      -       -            23              -            23
Taxes other than income taxes        1,467    111       -           350              -         1,928
Accretion on discounted
  liabilities                            -      1       -             6              -             7
Interest expense                       434      5       -            42           (241)          240
Foreign currency transaction
  (gains) losses                        (1)     -       -            11              -            10
Preferred dividend requirements
  of capital trusts                      -      -       -            40              -            40
----------------------------------------------------------------------------------------------------
    Total Costs and Expenses        11,036    987       1         4,511         (2,573)       13,962
----------------------------------------------------------------------------------------------------
Income (loss) before income
  taxes, extraordinary item and
  cumulative effect of change
  in accounting principle            1,604     41      (1)        2,821         (1,523)        2,942
Provision for income taxes             123     10       -         1,328              -         1,461
----------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary
  Item and Cumulative Effect of
  Change in Accounting Principle     1,481     31      (1)        1,493         (1,523)        1,481
Extraordinary item                     (10)     -       -             -              -           (10)
Cumulative effect of change in
  accounting principle                  28      -       -             -              -            28
----------------------------------------------------------------------------------------------------
Net Income (Loss)                  $ 1,499     31      (1)        1,493         (1,523)        1,499
====================================================================================================




                                                         Millions of Dollars
                                 -------------------------------------------------------------------
                                                        At September 30, 2001
                                 -------------------------------------------------------------------
                                                              All Other  Consolidating         Total
                                 Phillips   Tosco  Bayway  Subsidiaries    Adjustments  Consolidated
Balance Sheet                    --------   -----  ------  ------------  -------------  ------------
Assets
Cash and cash equivalents         $    38       8       -           153              -           199
Accounts and notes receivable         324    (105)      -         1,368            (19)        1,568
Accounts and notes receivable--
  affiliates                        1,045      39       -         2,153         (3,237)            -
Inventories                           376   1,616       -           625              -         2,617
Deferred income taxes                  32       -       -            53              -            85
Prepaid expenses and other
  current assets                       65      59       -           195              -           319
----------------------------------------------------------------------------------------------------
    Total Current Assets            1,880   1,617       -         4,547         (3,256)        4,788
Investments and long-term
  receivables                      23,863   2,801       -         1,643        (25,001)        3,306
Long-term receivables--affiliates   1,670     115       -         6,658         (8,443)            -
Properties, plants and
  equipment (net)                   3,963   4,726     646        14,108              -        23,443
Goodwill                                -   2,350       -            16              -         2,366
Intangibles                             1   1,264      25            23              -         1,313
Deferred income taxes                   -       -       -             7              -             7
Deferred charges                       68       1       -            58              -           127
----------------------------------------------------------------------------------------------------
Total                             $31,445  12,874     671        27,060        (36,700)       35,350
====================================================================================================

Liabilities and Stockholders'
  Equity
Accounts payable                  $   800     964       -         1,653              -         3,417
Accounts payable--affiliates        1,945     242       -         1,051         (3,238)            -
Notes payable and long-term
  debt due within one year              3      38       -             2              -            43
Accrued income and other taxes        143     494       -           769              -         1,406
Other accruals                        260     202       -           376              1           839
----------------------------------------------------------------------------------------------------
    Total Current Liabilities       3,151   1,940       -         3,851         (3,237)        5,705
Long-term debt                      6,472   1,716       -          (350)             -         7,838
Long-term liabilities--affiliates   5,781     202       -         1,441         (7,424)            -
Accrued dismantlement, removal
  and environmental costs             268     179       -           703              -         1,150
Deferred income taxes                 600   1,798       -         1,637             (8)        4,027
Employee benefit obligations          423     136       -            55              -           614
Other liabilities and deferred
  credits                             328     198       -           491            (73)          944
----------------------------------------------------------------------------------------------------
Total Liabilities                  17,023   6,169       -         7,828        (10,742)       20,278
Trust Preferred Securities              -       -       -           650              -           650
Retained earnings                   7,210    (175)     (1)       17,219        (17,043)        7,210
Other stockholders' equity          7,212   6,880     672         1,363         (8,915)        7,212
----------------------------------------------------------------------------------------------------
Total                             $31,445  12,874     671        27,060        (36,700)       35,350
====================================================================================================




                                                         Millions of Dollars
                                  ------------------------------------------------------------------
                                                Nine Months Ended September 30, 2001
                                  ------------------------------------------------------------------
                                                              All Other  Consolidating         Total
                                  Phillips  Tosco  Bayway  Subsidiaries    Adjustments  Consolidated
Statement of Cash Flows           --------  -----  ------  ------------  -------------  ------------
Cash Provided by (Used for)
  Operating Activities             $ 1,179    174       -         2,167           (173)        3,347
----------------------------------------------------------------------------------------------------

Cash Flows from Investing
  Activities
Capital expenditures and
  investments                         (516)   (16)      -        (1,541)           (21)       (2,094)
Proceeds from asset dispositions        35      -       -           234            (36)          233
Acquisitions                            (1)   (18)      -            77              -            58
Net intercompany investing            (174)     -       -             -            174             -
Long-term advances to affiliates
  and other investments                (30)     -       -             6             (1)          (25)
Loans to affiliates                   (448)     -       -        (1,037)         1,485             -
----------------------------------------------------------------------------------------------------
Net Cash Used for Investing
  Activities                        (1,134)   (34)      -        (2,261)         1,601        (1,828)
----------------------------------------------------------------------------------------------------

Cash Flows from Financing
  Activities
Loans from affiliates                1,038    200       -           248         (1,486)            -
Repayment of debt                     (837)  (341)      -             -              -        (1,178)
Issuance of company common stock        20      -       -             -              -            20
Capital contributions--affiliates        -      9       -           185           (194)            -
Dividends paid on common stock        (266)     -       -             -              -          (266)
Dividends--affiliates                    -      -       -          (154)           154             -
Distributions--affiliates                -      -       -           (98)            98             -
Other                                   (2)     -       -           (43)             -           (45)
----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                 (47)  (132)      -           138         (1,428)       (1,469)
----------------------------------------------------------------------------------------------------

Net Change in Cash and Cash
  Equivalents                           (2)     8       -            44              -            50
Cash and cash equivalents at
  beginning of period                   40      -       -           109              -           149
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                    $    38      8       -           153              -           199
====================================================================================================


Note 10--Comprehensive Income

Phillips' comprehensive income was as follows:

                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2001          2000    2001        2000
                           ------------------   -----------------

Net income                 $364           426   1,499       1,118
After-tax changes in:
  Foreign currency
    translation
    adjustments              21           (20)     (6)        (55)
  Unrealized loss on
    securities               (2)            -      (3)          -
  Hedging activities         (4)            -      (4)          -
  Equity affiliates:
    Foreign currency
      translation             3             2       -          (4)
    Derivatives related       3             -       6           -
-----------------------------------------------------------------
Comprehensive income       $385           408   1,492       1,059
=================================================================


Accumulated other comprehensive loss included:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2001         2000
                                        -------------------------

Foreign currency translation adjustments       $ (76)         (70)
Unrealized gain on securities                      3            6
Deferred net hedging loss                         (4)           -
Equity affiliates:
  Foreign currency translation                   (36)         (36)
  Derivatives related                              6            -
-----------------------------------------------------------------
Accumulated other comprehensive loss           $(107)        (100)
=================================================================


Note 11--Property Impairments

In the second quarter of 2001, the company committed to a plan to sell its 12.5 percent interest in the Siri oil field, offshore Denmark. As a result, an impairment of $23 million (on both a before- and after-tax basis) was recorded by the Exploration and Production segment in the second quarter of 2001. The sale is expected to close in early 2002. At September 30, 2001, the carrying value of the Siri field was $9 million.

Note 12--Contingencies

In the case of all known contingencies, except those acquired in purchase business combinations, the company accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for possible insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries. For known contingencies acquired in a purchase business combination, the accruals are initially recorded at fair value and then accreted for the change in present value each period thereafter. If applicable, discounted receivables are accrued for probable insurance or third-party recoveries attributable to the discounted contingencies. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

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

Upon Phillips' acquisition of Tosco on September 14, 2001, the assumed environmental obligations of Tosco, some of which are mitigated by indemnification agreements, became contingencies reportable on a consolidated basis by Phillips. Beginning with the acquisition of the Bayway refinery in 1993, but excluding the

Alliance refinery acquisition, Tosco negotiated, as part of its acquisitions, environmental indemnification from the former owners for periods prior to the respective acquisition dates. Some of the environmental indemnifications are subject to caps and time limits. No accruals have been recorded for any potential contingent liabilities related to these indemnifications.

As part of Tosco's acquisition of Unocal's West Coast petroleum refining, marketing, and related supply and transportation assets in March 1997, Tosco agreed to pay the first $7 million of any environmental liabilities at the acquired sites arising out of, or relating to, the period prior to the transaction's closing, plus 40 percent of any amount in excess of $7 million per year, with Unocal paying the remaining 60 percent each year.

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


Note 13--Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts Held for Purposes
Other Than Trading

The company and certain of its subsidiaries may use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates, commodity prices, and interest rates or to exploit favorable market conditions. In 2000 and 1999, the net realized and unrealized gains and losses from derivative contracts were not material to the company's financial statements.

During the third quarter of 2001, Phillips' Board of Directors adopted a new policy governing the use of derivative instruments. The new policy prohibits the holding or issuing of highly complex or leveraged derivatives, as did the previous policy, and unless approved by the Chief Executive Officer, all derivative instruments used by the company must not contain embedded financing features and must be sufficiently liquid that comparable valuations are readily available. The policy also requires the Chief Executive Officer to establish the maximum derivative position limits for Phillips and requires the company's Risk Management Steering Committee, comprised of senior management, to monitor the use and effectiveness of derivatives. The Audit Committee of the company's Board of Directors periodically reviews the derivatives policy and compliance with the policy.

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it meets the qualifications for, and has been designated as, a hedge, and the type of hedge. Phillips elected not to use hedge accounting for derivative contracts used in the company's risk management programs during the first nine months of 2001, except for the two programs noted below. All gains and losses, realized or unrealized, from derivative contracts not designated as hedges have been recognized in the statement of income. Assets and liabilities resulting from derivative contracts open at September 30, 2001, appear as receivables or payables on the balance sheet. The amount related to hedging activity in other comprehensive income is the net loss from the cash-flow hedges of the company's hedge of the Brazilian real, discussed below. Phillips had no cumulative effect of accounting change as a result of adopting Statement No. 133.

Financial Derivative Contracts--During the third quarter of 2001, the company used hedge accounting to record the results of using a forward exchange contract to hedge exposure to fluctuations in the exchange rate between the U.S. dollar and Brazilian real, resulting from a firm commitment to pay reals to acquire an exploratory lease. The hedge was closed in August 2001, concurrent with the payment of the lease bonus. Results from the hedge appear in Accumulated Other Comprehensive Loss on the balance sheet.

The Company on occasion uses forward exchange contracts or collars to manage exposures to currency exchange rate fluctuations associated with certain assets, liabilities and firm commitments for which hedge accounting was not used. During the first nine months of 2001, Phillips used derivative contracts to manage exposure to: 1) exchange rate fluctuations between U.S. and Australian dollars to fund an Australian acquisition; and 2) exchange rate fluctuations between revenues received in U.S. dollars and various European currencies and the company's Norwegian subsidiary's expenditures payable in kroner. Results from this activity appear in foreign currency transaction gains and losses on the statement of income.

Commodity Derivative Contracts-- During the last half of September 2001, the company used hedge accounting for West Texas Intermediate crude oil (WTI) futures designated as a fair-value hedge of a firm commitment to sell WTI at Cushing, Oklahoma. The changes in the fair values of the futures and the firm commitment have been recognized in income.

Phillips also used various derivative instruments to manage exposures to commodity price fluctuations for which hedge accounting was not used. Futures, swaps, options, and fixed-price contracts were used to lock in future sales prices for crude oil, motor fuel, distillates, propane, butane and other light ends, blending components, and residual fuels, and also to lock in margins (e.g., the spread between the cost of feedstock purchased and refined products sold). These instruments were also used to manage the exposure to changes in the value of physical inventory. The company also uses futures contracts to exploit favorable market conditions.

All of the open commodity-based derivative positions issued or held by the company on September 30, 2001, were obtained in the acquisition of Tosco, which used derivatives much more extensively than Phillips as a tool to manage or exploit exposures to price fluctuations. At September 30, 2001, the net notional quantity of derivative commodity contracts was approximately 5,800 barrels. For the nine months ended September 30, 2001, the net recognized gains and losses from commodity-based derivative activity were not material to Phillips' statement of income.


Note 14--Non-Mineral Operating Leases

The acquisition of Tosco materially increased Phillips' future minimum rental payments due under non-cancelable operating leases. Including Tosco, Phillips' pro forma future minimum rental payments at December 31, 2000, would have been approximately $2.9 billion, net of future minimum sublease income of approximately $500 million. This amount excludes guaranteed residual values of approximately $1.4 billion, which would be reduced by the fair market value of the leased assets returned.

During the second quarter of 2001, Phillips sold and leased back the Polar Endeavour crude oil tanker. This transaction increased future minimum rental payments by $146 million and has a guaranteed residual value of $147 million.

Note 15--Income Taxes

The company's effective tax rates for the third quarter and first nine months of 2001 were 48 and 50 percent, respectively, compared with 55 and 53 percent for the same periods a year ago. The effective tax rates for the third quarter and first nine months of 2001 reflect a lower proportion of income in higher-tax-rate jurisdictions, compared with the same periods a year ago. In addition, certain deferred tax adjustments reduced the effective tax rate for the third quarter and first nine months of 2001, while deferred tax adjustments increased the effective tax rate for the same periods a year ago.


Note 16--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2001          2000   2001         2000
                           ------------------   -----------------
After-Tax
E&P                        $ (7)           (1)    (3)          (5)
RM&T                          -             -      3           (1)
Chemicals                     -             -      -           (1)
Corporate and Other          10            (9)    (4)         (29)
-----------------------------------------------------------------
Total                      $  3           (10)    (4)         (36)
=================================================================

Before-Tax
E&P                        $(11)           (1)    (8)         (17)
RM&T                         (1)            -      2           (1)
Chemicals                     -             -      -           (1)
Corporate and Other          10            (8)    (4)         (29)
-----------------------------------------------------------------
Total                      $ (2)           (9)   (10)         (48)
=================================================================

Note 17--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                2001         2000
                                              -------------------
Non-Cash Investing and Financing Activities
Investment in equity affiliate through
  exchange of non-cash assets and
  liabilities*                                $   10        4,023
Acquisition of Tosco by issuance of stock      7,049            -
Investment in properties, plants and
  equipment of Alaska businesses
  through the assumption of net non-cash
  liabilities of these businesses                124          460
Investment in equity affiliate through
  direct guarantee of debt                        13           13
Note payable to purchase properties,
  plants and equipment                            15            -
Company stock issued under compensation
  and benefit plans                               13           27
Short-term deferred payment to purchase
  properties, plants and equipment                96            -
Change in fair value of securities               (23)          10
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $  153          154
  Taxes and other                                 26           22
-----------------------------------------------------------------
                                              $  179          176
=================================================================
Income taxes                                  $  927          468
-----------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing assets with the gas processing and gathering business of Duke Energy into DEFS and on July 1, 2000, Phillips and Chevron combined the two companies' worldwide chemicals businesses, excluding Chevron's Oronite business, into CPChem. See Note 6--Summarized Financial Data of Significant Equity Affiliates.


Note 18--Receivables Monetization

On September 14, 2001, when Phillips acquired Tosco, Tosco had two agreements with bank-sponsored entities for the revolving sale of undivided interests in a pool of up to $700 million of its credit card and trade receivables. Including these two agreements, at September 30, 2001, the company had four agreements with bank-sponsored entities for the sale of undivided interests in a pool of up to $1.2 billion of revolving credit card and trade receivables. Interests retained in the pool of receivables were measured and recorded at face value, which is also fair value. The company also incurred a limited recourse obligation for bad debt experience on the credit card and trade receivables, which is recorded at a fair value that is equal to estimated bad debt experience rates.

Total cash flows received from and paid to the bank-sponsored entities in the first nine months of 2001 were as follows:

                                                         Millions
                                                       of Dollars
                                                       ----------
Receivables sold at December 31, 2000
  Under a revolving agreement                             $   400
  Under a non-revolving agreement                             100
Tosco receivables sold at September 14, 2001                  613
New receivables sold                                        5,472
Cash collections remitted                                  (5,445)
-----------------------------------------------------------------
Receivables sold at September 30, 2001                    $ 1,140
=================================================================
Discounts and other fees paid on revolving balances       $    17
-----------------------------------------------------------------


Note 19--Related Party Transactions

Significant transactions with affiliated parties were:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ---------------------------------------
                          2001          2000    2001         2000
                          ---------------------------------------

Operating revenues (a)    $195           416     762        1,155
Purchases (b)              219           331     828          943
Operating expenses (c)      43            14     203           37
Selling, general and
  administrative
  expenses (d)              22             8      54           55
Interest income (e)          -             -       -            5
Interest expense (f)         2             -       6            -
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


Note 20--Segment Disclosures

The company has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. In April 2000, Phillips acquired ARCO's Alaska businesses. This acquisition significantly increased the E&P segment's revenues, earnings and assets.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes natural gas produced by Phillips and others. Since March 31, 2000, Phillips' GPM segment has consisted primarily of its 30.3 percent equity investment in DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products in the United States and Ireland. On September 14, 2001, Phillips acquired Tosco Corporation. This acquisition significantly increased the RM&T segment's assets and operations.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. Since
     July 1, 2000, Phillips' Chemicals segment has consisted primarily of its 50 percent equity investment in CPChem.

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



Analysis of Results by Operating Segment

                                                            Millions of Dollars
                                        ----------------------------------------------------------
                                               Operating Segments
                                        --------------------------------   Corporate
                                            E&P   GPM    RM&T  Chemicals   and Other  Consolidated
                                        ----------------------------------------------------------
Three Months Ended September 30, 2001
Sales and Other Operating Revenues
  External customers                    $ 1,728     -   4,420          -           -         6,148
  Intersegment (eliminations)               113     -       1          -        (114)            -
--------------------------------------------------------------------------------------------------
    Segment sales                       $ 1,841     -   4,421          -        (114)        6,148
==================================================================================================

Net income (loss)                       $   371    23      99        (36)        (93)*         364
==================================================================================================

Three Months Ended September 30, 2000
Sales and Other Operating Revenues
  External customers                    $ 2,228     -   3,360          -           1         5,589
  Intersegment (eliminations)               139     -       2          -        (141)            -
--------------------------------------------------------------------------------------------------
    Segment sales                       $ 2,367     -   3,362          -        (140)        5,589
==================================================================================================

Net income (loss)                       $   474    28      45         10        (131)          426
==================================================================================================


Nine Months Ended September 30, 2001
Sales and Other Operating Revenues
  External customers                    $ 6,198     -  10,542          -           1        16,741
  Intersegment (eliminations)               353     -       4          -        (357)            -
--------------------------------------------------------------------------------------------------
    Segment sales                       $ 6,551     -  10,546          -        (356)       16,741
==================================================================================================

Net income (loss)                       $ 1,455    87     368**      (75)       (336)*       1,499
==================================================================================================

Nine Months Ended September 30, 2000
Sales and Other Operating Revenues
  External customers                    $ 5,054   255   9,620      1,647           2        16,578
  Intersegment (eliminations)               484   287     361        151      (1,283)            -
--------------------------------------------------------------------------------------------------
    Segment sales                       $ 5,538   542   9,981      1,798      (1,281)       16,578
==================================================================================================

Net income (loss)                       $ 1,106   108     154         91        (341)        1,118
==================================================================================================

Total Assets
  At September 30, 2001                 $14,558   150  17,662      2,008         972        35,350
--------------------------------------------------------------------------------------------------
  At December 31, 2000                  $13,834    77   3,420      2,170       1,008        20,509
--------------------------------------------------------------------------------------------------
 *Includes a $10 million extraordinary loss on the early retirement of debt.
**Includes a favorable $28 million cumulative effect of accounting change.


Note 21--New Accounting Standards

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business from Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 retains the requirements of Statement No. 121 to recognize an impairment loss as the difference between the carrying value and the fair value for assets to be held and used only if the carrying amount is greater than the undiscounted cash flows it produces; however, for all assets classified as held for sale, Statement No. 144 requires the assets to be measured at the lower of carrying value or fair value, less cost to sell. Phillips is currently assessing the new standard, but has not yet determined the impact, if any, on the company's consolidated results of operations, cash flows or financial position. Phillips will adopt Statement No. 144 on January 1, 2002.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 58.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ending September 30, 2001, are based on a comparison with the corresponding periods of 2000.


Consolidated Results

A summary of the company's net income by business segment follows:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2001         2000    2001        2000
                           ------------------   -----------------
Exploration and Production
  (E&P)                    $371           474   1,455       1,106
Gas Gathering, Processing
  and Marketing (GPM)        23            28      87         108
Refining, Marketing and
  Transportation (RM&T)      99            45     368         154
Chemicals                   (36)           10     (75)         91
Corporate and Other         (93)         (131)   (336)       (341)
-----------------------------------------------------------------
Net income                 $364           426   1,499       1,118
=================================================================

Net income is affected by transactions, defined by Management and termed "special items," which are not representative of the company's ongoing operations. These special items can obscure the underlying operating results for a period and affect comparability of operating results between periods. The following table summarizes the gains/(losses), on an after-tax basis, from special items included in the company's net income:

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2001          2000   2001         2000
                           ------------------   -----------------

Property impairments       $  -           (93)   (23)         (93)
Net gains on asset sales     13            19     16           21
Pending claims and
  settlements                 5            (2)     2          (26)
Equity companies' special
  items                     (34)           (2)    (7)          (2)
Extraordinary item          (10)            -    (10)           -
Cumulative effect of
  accounting change           -             -     28            -
Other items                  12            (1)    11            3
-----------------------------------------------------------------
Total special items        $(14)          (79)    17          (97)
=================================================================


Excluding the special items listed above, the company's net operating income by business segment was:

                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2001          2000    2001        2000
                           ------------------   -----------------

E&P                        $360           551   1,449       1,170
GPM                          23            28      87         110
RM&T                        110            43     353         156
Chemicals                   (27)           15     (89)         94
Corporate and Other         (88)         (132)   (318)       (315)
-----------------------------------------------------------------
Net operating income       $378           505   1,482       1,215
=================================================================


Phillips' net income in the third quarter of 2001 was $364 million, compared with net income of $426 million in the third quarter of 2000. Special items decreased net income by $14 million and $79 million in the third quarters of 2001 and 2000, respectively. After excluding special items, net operating income in the third quarter of 2001 was $378 million, compared with $505 million in the third quarter of 2000.

The decrease in net operating income in the third quarter of 2001 was primarily the result of lower earnings from E&P, which experienced decreased crude oil and natural gas sales prices, and losses from Chemicals, which continued to experience difficult margins in the petrochemicals and plastics industry. These factors were partly offset by improved results from RM&T, which benefited from higher margins and the Tosco Corporation (Tosco) acquisition, and lower Corporate costs, due to decreased interest expense and general and administrative costs, and foreign currency transaction gains versus losses in the third quarter last year. The addition of Tosco for the last half of September 2001 contributed $36 million to RM&T's net operating income.

Phillips' net income for the first nine months of 2001 was $1,499 million, a 34 percent increase from the corresponding period in 2000. Special items increased nine-month net income by $17 million in 2001, while decreasing it $97 million in 2000.
After excluding special items, net operating income was 22 percent higher in the 2001 nine-month period.


Income Statement Analysis

On March 31, 2000, Phillips and Duke Energy Corporation (Duke Energy) contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron Corporation, now ChevronTexaco Corporation, (Chevron) contributed their chemicals businesses, excluding Chevron's Oronite additives business, to Chevron Phillips Chemical Company LLC (CPChem). Both of these joint ventures are accounted for using the equity method of accounting, which significantly impacts how the GPM and Chemicals segments' operations are reflected in Phillips' consolidated income statement. Under the equity method of accounting, Phillips' share of a joint venture's net income is recorded in a single line item on the income statement: "Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (for example, operating revenues, operating costs, etc.) include activity related to the GPM and Chemicals operations only up to the effective dates of the joint ventures.

On September 14, 2001, Phillips closed on the acquisition of Tosco. Accordingly, Phillips' consolidated income statements for the three- and nine-month periods ended September 30, 2001, include 16 days of activity related to Tosco.

Sales and other operating revenues increased 10 percent in the third quarter of 2001, primarily due to the impact of the Tosco acquisition. This was partially offset by lower crude oil, natural gas and petroleum products sales prices, as well as a reduction in revenues attributable to certain non-core assets sold at year-end 2000. Sales and other operating revenues increased slightly in the first nine months of 2001. The Tosco acquisition, as well as increased crude oil production and higher natural gas sales prices, increased revenues. Sales were reduced by the use of equity-method accounting for the DEFS and CPChem joint ventures, as well as the previously mentioned asset sales. The company now includes excise taxes on the sales of petroleum products in operating revenues, with the corresponding expense included in taxes other than income taxes. All prior periods presented have been restated to reflect this change in presentation.

Equity in earnings of affiliated companies was a net loss of $15 million in the third quarter of 2001, compared with earnings of $78 million in the third quarter of the prior year. Equity in earnings of affiliated companies decreased 43 percent in the nine-month period of 2001. In both 2001 periods, Phillips incurred equity losses from its investment in CPChem, which continued to face a difficult operating environment in 2001. Both periods benefited from increased equity earnings from Merey Sweeny, L.P., a 50-percent-owned equity company that owns and operates the coker unit at the Sweeny, Texas, refinery.

Other revenues decreased 32 percent in the third quarter of 2001 and 15 percent in the first nine months. The reductions in both the quarter and nine-month period reflect lower net gains on asset sales in 2001.

Purchased crude oil and products increased 16 percent in the third quarter of 2001, primarily as a result of the impact of the Tosco acquisition. This was partially offset by lower crude oil acquisition costs for the company's other refineries, particularly the Sweeny refinery. The operation of the new coker unit at the Sweeny refinery allows for the processing of heavier, lower-cost crude oil, thus lowering the average purchase cost per barrel of crude oil. In the first nine months of 2001, purchases decreased 10 percent, as the impact of the Tosco acquisition was more than offset by the use of equity-method accounting for the DEFS and CPChem joint ventures, and lower crude oil acquisition costs for the company's other refineries.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the general administrative, geological, geophysical and lease rentals component (G&G) of exploration expenses. Controllable costs, adjusted to exclude G&G, increased 33 percent in the third quarter of 2001 and 10 percent in the nine-month period. The increase in the third quarter was primarily due to the impact of the Tosco acquisition, along with higher costs in the company's

Alaska E&P and legacy RM&T operations, partially offset by lower corporate general and administrative costs. In the nine-month period, these same items were present, but controllable costs were reduced by the use of equity-method accounting for the DEFS and CPChem joint ventures.

Exploration expenses were approximately 5 percent higher in the 2001 periods as increased G&G and leasehold impairments were mostly offset by lower foreign dry hole costs.

Depreciation, depletion and amortization (DD&A) decreased
5 percent in the third quarter of 2001, as the impact of the Tosco acquisition was more than offset by lower U.S. and Canadian E&P DD&A, due primarily to asset dispositions. In the first nine months of 2001, DD&A increased 12 percent, reflecting a full nine months of DD&A in 2001 associated with the Alaska acquisition, compared with only five months activity in the 2000 nine-month period. This was partially offset by the use of equity-method accounting for the DEFS and CPChem joint ventures, as well as the previously mentioned asset dispositions. The company recorded a $23 million property impairment in the second quarter of 2001 associated with the Siri field, offshore Denmark. See Note 11-- Property Impairments in the Notes to Financial Statements for additional information on the Siri impairment.

Taxes other than income taxes increased 21 percent in the third quarter of 2001 and 12 percent in the nine-month period. The increases in both periods reflect higher excise taxes on petroleum products sales, mainly due to the Tosco acquisition. The third quarter of 2001 experienced decreased production taxes as a result of lower crude oil prices, while production taxes were higher in the nine-month period of 2001, primarily the result of increased production in Alaska.

The company added a new line item to its income statement in the second quarter of 2001 to disclose the accretion of discounted liabilities. The amounts in the third quarter and nine-month period relate to environmental obligations acquired in the Alaska and Tosco acquisitions.

Interest expense decreased 25 percent in the third quarter of 2001 and 7 percent in the nine-month period. The third quarter of 2001 benefited from lower average debt levels compared with a year ago, while the nine-month period benefited from higher interest amounts being capitalized--mainly related to projects in Alaska, the Timor Sea and Venezuela. Both periods benefited from lower short-term interest rates.

Foreign currency transaction losses of $2 million and $10 million were incurred in the third quarter and first nine months of 2001, respectively, compared with losses of $9 million and $48 million in the corresponding periods of the prior year. Preferred dividend requirements were unchanged from the previous year in both the third quarter and nine-month period of 2001.


Segment Results

E&P
                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                             2001        2000    2001        2000
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Net income                 $  371         474   1,455       1,106
Less special items             11         (77)      6         (64)
-----------------------------------------------------------------
Net operating income       $  360         551   1,449       1,170
=================================================================

                                      Dollars Per Unit
                           --------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska               $24.38       29.08   25.20       28.02
      Lower 48              24.69       30.08   25.29       28.23
      Total                 24.41       29.19   25.21       28.06
    Foreign                 25.15       29.89   25.97       28.08
    Worldwide               24.64       29.44   25.46       28.07
Natural gas--lease (per
  thousand cubic feet)
    United States
      Alaska                 1.66        1.39    1.67        1.41
      Lower 48               2.53        3.83    4.24        3.08
      Total                  2.48        3.73    4.08        3.04
    Foreign                  2.48        2.57    2.60        2.45
    Worldwide                2.48        3.31    3.57        2.82
-----------------------------------------------------------------

                                    Millions of Dollars
                           --------------------------------------
Worldwide Exploration
  Expenses
General administrative;
  geological and
  geophysical; and lease
  rentals                  $   53          40     143         118
Leasehold impairment            8           6      34          16
Dry holes                      10          22      25          58
-----------------------------------------------------------------
                           $   71          68     202         192
=================================================================

                           Three Months Ended   Nine Months Ended
                               September 30        September 30
                           ------------------   -----------------
                             2001        2000    2001        2000
                           ------------------   -----------------
                                 Thousands of Barrels Daily
                           --------------------------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                    325         294     337         167
    Lower 48                   34          33      34          34
-----------------------------------------------------------------
                              359         327     371         201
  Norway                       98         110     114         112
  United Kingdom               20          22      19          26
  Nigeria                      29          27      30          23
  China                        10          11      11          12
  Timor Sea                     5           7       7           7
  Canada                        1           7       1           7
  Denmark                       4           4       4           5
  Venezuela                     -           5       2           4
-----------------------------------------------------------------
                              526         520     559         397
=================================================================

Natural gas liquids produced
  United States
    Alaska*                    23          24      25          15
    Lower 48                    1           1       1           1
-----------------------------------------------------------------
                               24          25      26          16
  Norway                        3           4       5           5
  Other areas                   5           6       4           5
-----------------------------------------------------------------
                               32          35      35          26
=================================================================
*Includes 13,000 and 15,000 barrels per day in the third quarter and nine-month period of 2001, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production. In the corresponding periods of 2000, includes 16,000 and 10,000 barrels per day, respectively.

                                Millions of Cubic Feet Daily
                           --------------------------------------
Natural gas produced*
  United States
    Alaska                    187         171     175         142
    Lower 48                  759         774     736         769
-----------------------------------------------------------------
                              946         945     911         911
  Norway                      105         127     128         135
  United Kingdom              165         189     177         215
  Canada                       18          90      18          85
  Nigeria                      39          40      41          31
  Australia                    61           -      54           -
-----------------------------------------------------------------
                            1,334       1,391   1,329       1,377
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales   130         128     120         120
-----------------------------------------------------------------

Net operating income from Phillips' E&P segment decreased
35 percent in the third quarter of 2001, primarily the result of lower crude oil and natural gas sales prices. In the first nine months of 2001, the E&P segment's net operating income increased 24 percent, mainly due to higher natural gas prices earlier in the year, as well as higher crude oil production, partially offset by lower crude oil prices.

Phillips' average worldwide crude oil sales price was $24.64 per barrel in the third quarter, a 16 percent decline from $29.44 in the corresponding quarter of 2000. It was also approximately 5 percent lower than the first- and second-quarter 2001 prices of $25.81 and $25.83, respectively. U.S. natural gas prices peaked in January 2001, and have trended downward every month since. The company's U.S. Lower 48 states' average natural gas price for the month of September was $2.17 per thousand cubic feet.


U.S. E&P
--------
                                    Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2001          2000    2001        2000
                           ------------------   -----------------
Operating Income
Net income                 $305           425   1,162         813
Less special items           (2)           12       5          14
-----------------------------------------------------------------
Net operating income       $307           413   1,157         799
=================================================================

Alaska                     $228           270     713         462
Lower 48                     79           143     444         337
-----------------------------------------------------------------
                           $307           413   1,157         799
=================================================================


Net operating income from the company's U.S. E&P operations declined 26 percent in the third quarter of 2001, primarily as a result of lower crude oil and natural gas sales prices, partially offset by increased crude oil production in Alaska. In the nine-month period of 2001, U.S. E&P net operating income increased
45 percent on higher crude oil production and natural gas prices, partially offset by lower crude oil prices.

U.S. crude oil production increased 10 percent in the third quarter of 2001, compared with the third quarter of 2000, primarily due to the startup of the Alpine field in Alaska in late 2000. U.S. crude oil production declined 4 percent compared with the second quarter of 2001, reflecting normal seasonal declines in Alaska North Slope production, as well as maintenance activity at the Alpine field. U.S. natural gas production in the third quarter of 2001 was at about the same level as the third quarter of 2000.

Special items in the third quarter of 2001 consisted of work force reduction charges. In addition, the nine-month period also included a net favorable result from claims and settlements. Special items in the third quarter of 2000 included a $19 million net gain on the disposition of an interest in a coal operation, partially offset by a property impairment. The nine-month period of 2000 included an additional net gain on asset dispositions.


Foreign E&P
-----------
                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                           2001          2000   2001         2000
                           ------------------   -----------------
Operating Income
Net income                 $ 66            49    293          293
Less special items           13           (89)     1          (78)
-----------------------------------------------------------------
Net operating income       $ 53           138    292          371
=================================================================


Net operating income from the company's foreign E&P operations declined 62 percent in the third quarter of 2001 and 21 percent in the nine-month period. The lower results in both periods were attributable to lower crude oil and natural gas sales volumes, as well as lower crude oil prices. After-tax foreign currency transaction losses of $7 million and $3 million were included in foreign E&P's net operating income in the third quarter and first nine months of 2001, respectively, compared with after-tax losses of $1 million and $5 million in the corresponding periods of 2000.

Crude oil production from Norway declined in the third quarter of 2001, compared with the third quarter of the previous year, as a result of downtime related to scheduled maintenance activity at the Ekofisk complex. Canadian and Venezuelan crude oil production declined relative to a year ago due to asset dispositions. Foreign natural gas production declined 13 percent in the third quarter of 2001, primarily due to the maintenance downtime in Norway and the Canadian asset sales mentioned above, as well as lower production in the U.K. North Sea due to field declines. These items were partially offset by new natural gas production from offshore Australia.

Special items in the third quarter of 2001 consisted of a net gain on asset dispositions. Phillips sold its interest in the Ann, Alison and Audrey fields located in the U.K. North Sea.

Also in the U.K. North Sea, the company traded its interest in the Kate and Tornado prospects for an additional interest in the Britannia field and an interest in another property. In the nine-month period of 2001, gains on asset dispositions were mostly offset by a $23 million after-tax impairment of the Siri field, offshore Denmark. See Note 11--Property Impairments in the Notes to Financial Statements for additional information on the Siri field impairment. Special items in the third quarter of 2000 included an $86 million impairment of the Ambrosio field in Venezuela. In addition, the nine-month period of 2000 included a deferred tax adjustment resulting from a tax law change in Australia and a net gain on property dispositions.


GPM
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                             2001        2000    2001        2000
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Net income                 $   23          28      87         108
Less special items              -           -       -          (2)
-----------------------------------------------------------------
Net operating income       $   23          28      87         110
=================================================================

                                     Dollars Per Barrel
                           --------------------------------------
Average Sales Prices
U.S. natural gas liquids*  $16.37       22.89   20.66       20.66
-----------------------------------------------------------------

                                Millions of Cubic Feet Daily
                           --------------------------------------
Operating Statistics**
Raw gas throughput          2,363       2,202   2,242       2,058
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                           --------------------------------------
Natural gas liquids
  production                  125         126     120         137
-----------------------------------------------------------------
 *Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural gas liquids component and location mix. The price for the September year-to-date period of 2000 is an estimate based on a weighted-average of Phillips' realized price in the first quarter of 2000 and DEFS' index prices in the second and third quarters of 2000.
**Volumes represent Phillips' 30.3 percent of DEFS' throughput and production. The volumes in the September year-to-date period of 2000 are estimates based on a weighted-average of Phillips' throughput and production in the first quarter of 2000 and Phillips' share of DEFS' throughput and production in the second and third quarters of 2000.


Net operating income from the GPM segment decreased 18 percent in the third quarter of 2001 and 21 percent in the nine-month period. Since Phillips combined its gas gathering, processing and marketing business with Duke Energy's to form DEFS on

March 31, 2000, Phillips has used the equity method of accounting for its investment in DEFS, so the results for the third quarters of 2001 and 2000 are comparable. However, results for the nine-month periods are not directly comparable.

Phillips' equity earnings from DEFS in the third quarter of 2001 declined primarily because of lower margins realized as a result of decreased natural gas liquids and natural gas prices. The variation in earnings between the nine-month periods of 2001 and 2000 was impacted by the lack of interest expense charges in the first quarter of 2000 prior to the formation of DEFS.

There were no special items in the third quarter or first nine months of 2001. The nine-month period of 2000 included work force reduction charges and special current and deferred state tax items related to the closing of the DEFS transaction.

RM&T
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2001         2000   2001         2000
                           ------------------   -----------------
                                     Millions of Dollars
                           --------------------------------------
Operating Income
Net income                 $  99           45    368          154
Less special items           (11)           2     15           (2)
-----------------------------------------------------------------
Net operating income       $ 110           43    353          156
=================================================================

                                     Dollars Per Gallon
                           --------------------------------------
Average Sales Prices
Automotive gasoline
  Wholesale                $ .89          .95    .94          .93
  Retail                    1.06         1.10   1.09         1.07
Distillates                  .83          .92    .85          .85
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                           --------------------------------------
U.S. Operating Statistics
Refinery crude oil
    Capacity                 596*         360    445*         360
    Crude runs               540          269    417          320
    Capacity utilization
      (percent)               91%          75     94           89
Natural gas liquids
  fractionation
    Capacity                 137          137    137          213
    Processed                107          103    105          177
    Capacity utilization
      (percent)               78%          75     77           83
Refinery and natural gas
  liquids production         703          423    580          536
-----------------------------------------------------------------
*Average U.S. crude oil capacity for the period.  Actual U.S.
 capacity at September 30, 2001, was 1,681 thousand barrels per day.

Petroleum products outside
  sales
    Automotive gasoline
      Branded                330          254    278          244
      Unbranded/spot         154           64     92           62
    Aviation fuels            43           35     44           37
    Distillates
      Wholesale and retail   117          115    111          113
      Spot                    94           15     46           22
    Natural gas liquids
      (fractionated)          93          102     93          116
    Other products           111           60     75           43
-----------------------------------------------------------------
                             942          645    739          637
=================================================================

Net operating income from the RM&T segment increased 156 percent in the third quarter of 2001 and 126 percent in the nine-month period. On September 14, 2001, Phillips closed on the acquisition of Tosco. The addition of Tosco for the last half of September contributed $36 million to RM&T's third-quarter and nine-month 2001 net operating income. Also contributing to the increased earnings in both periods were higher gasoline and distillates margins, partially offset by higher operating expenses, mainly due to increased utility costs at the refineries, as well as crude oil processing fees associated with the new coker unit at the Sweeny, Texas, refinery. The coker unit allows for the processing of heavier, lower-cost crude oil, which reduces crude oil purchase costs and contributed to the improved gasoline and distillates margins experienced during the 2001 third quarter and September year-to-date period.

Phillips' U.S. refineries (including Tosco's refineries since the acquisition date) processed an average of 540,000 barrels per day of crude oil in the third quarter of 2001, yielding a 91 percent capacity utilization rate. This compares with 269,000 barrels per day processed in the third quarter of the prior year. The Tosco acquisition accounted for 216,000 barrels per day in the quarter. A maintenance turnaround was performed at the Sweeny refinery during the third quarter of 2001. The Sweeny refinery was shut-in during most of the third quarter of the previous year to tie in the new coker unit.

Special items in the third quarter of 2001 consisted of work force reduction charges. In addition, the nine-month period included a cumulative effect of a change in accounting method that increased RM&T net income by $28 million. Effective January 1, 2001, Phillips changed its method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-as-incurred method. Special items in the third quarter and nine-month period of 2000 consisted of claims and settlements activity.

Chemicals
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2001         2000    2001        2000
                           ------------------   -----------------
                                    Millions of Dollars
                           --------------------------------------
Operating Income
Net income (loss)           $(36)          10     (75)         91
Less special items            (9)          (5)     14          (3)
-----------------------------------------------------------------
Net operating income (loss) $(27)          15     (89)         94
=================================================================

                                     Millions of Pounds
                           --------------------------------------
Operating Statistics
Production
  Ethylene                   769          931   2,425       2,699
  Polyethylene               459          534   1,436       1,761
  Styrene                     83          204     276         204
  Normal alpha olefins       155          135     410         135
-----------------------------------------------------------------


The company's Chemicals segment posted net operating losses of $27 million and $89 million in the third quarter and first nine months of 2001, respectively, compared with net operating income of $15 million and $94 million in the corresponding periods of 2000. On July 1, 2000, Phillips and Chevron combined their worldwide chemicals businesses, excluding Chevron's Oronite additives business, into CPChem. Phillips is using the equity method of accounting for its 50 percent interest in CPChem.

Results declined in the third quarter of 2001 due to lower ethylene and aromatics margins and lower ethylene and polyethylene sales volumes, partially offset by improved polyethylene margins. Global industry operating conditions remained difficult in the third quarter of 2001, as poor economic conditions resulted in decreased demand and low margins across many product lines.

In addition to lower margins and volumes, the nine-month period of 2001, compared with the corresponding period in 2000, contained interest charges incurred by CPChem that were not present in the first six months of 2000 prior to the formation of CPChem.

Special items in the third quarter of 2001 consisted of property and deferred tax asset impairments related to CPChem's aromatics manufacturing facility in Puerto Rico. These items were partially offset by a favorable deferred tax adjustment recorded by Phillips that resulted from the CPChem impairments. Special items in the third quarter and nine-month period of 2000 primarily consisted of work force reduction charges.

Corporate and Other

                                     Millions of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                           ------------------   -----------------
                            2001         2000    2001        2000
                           ------------------   -----------------
Operating Results
Corporate and Other        $ (93)        (131)   (336)       (341)
Less special items            (5)           1     (18)        (26)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $ (88)        (132)   (318)       (315)
=================================================================


Adjusted Corporate and Other includes:

Net interest               $ (58)         (79)   (188)       (192)
Corporate general and
  administrative expenses    (22)         (30)    (77)        (66)
Preferred dividend
  requirements                (9)          (9)    (29)        (30)
Other                          1          (14)    (24)        (27)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                    $ (88)        (132)   (318)       (315)
=================================================================


Net interest represents interest income and expense, net of capitalized interest. Net interest costs decreased 27 percent in the third quarter of 2001 and 2 percent in the nine-month period. The decrease in net interest expense in the third quarter of 2001 was mainly the result of lower interest on debt due to lower average debt levels. The decrease in the first nine months of 2001 was primarily the result of higher interest amounts being capitalized--mainly related to projects in Alaska, the Timor Sea and Venezuela. Both periods benefited from lower short-term interest rates.

Corporate general and administrative expenses declined 27 percent in the third quarter of 2001, primarily as a result of lower benefit-related costs. Corporate general and administrative expenses increased 17 percent in the first nine months of 2001, reflecting increased amounts of staff costs and higher contributions, corporate advertising and corporate transportation costs.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

The category "Other" consists primarily of the company's captive insurance subsidiaries, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were improved in the third quarter of 2001, mainly due to a foreign currency transaction gain of $10 million in 2001, compared with a loss of $9 million in the third quarter of 2000. Results from Other were improved in the nine-month period of 2001, as lower foreign currency transaction losses were partially offset by higher income tax expenses not associated with the operating segments.

Special items in the third quarter of 2001 primarily consisted of an extraordinary loss on the early retirement of debt, partially offset by favorable insurance recoveries. In addition, the nine-month period also included unfavorable claims and settlements, as well as a loss on property dispositions. Special items in the first nine months of 2000 primarily consisted of costs related to the late-March 2000 K-Resin facility incident that was partially insured by the company's captive insurance subsidiary.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                    Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  2001         2000          2000
                          ---------------------------------------

Current ratio                       .8           .7            .7
Total debt                     $ 7,881        6,884         7,919
Company-obligated
  mandatorily redeemable
  preferred securities         $   650          650           650
Common stockholders'
   equity                      $14,422        6,093         5,436
Percent of total debt to
  capital*                          34%          51            57
Percent of floating-rate
  debt to total debt                12%          17            29
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


During the first nine months of 2001, funds of $3,347 million were provided by operating activities, an increase of $630 million over the same period of 2000, primarily driven by a $381 million increase in net income and a net decrease in non-cash working capital accounts. The company used the cash provided by operations to fund $2,094 million of its 2001 capital program, retire debt of $1,178 million, and pay dividends. Cash and cash equivalents increased $50 million since December 31, 2000.

Following completion of the Tosco acquisition (see Note 3--Tosco Corporation Acquisition in the Notes to Financial Statements for more information), Moody's Investors Service and Standard and Poors upgraded Phillips' senior long-term debt ratings from Baa2 to A3, and from BBB to BBB+, respectively, reflecting the company's larger size, asset diversity, and the financial flexibility provided by the acquisition. At September 30, 2001, Phillips' debt-to-equity ratio had improved from 51 percent at December 31, 2000, to 34 percent.

At September 30, 2001, Phillips had three bank credit facilities in place, totaling $3 billion, available for its use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities included a $1.5 billion revolving facility expiring in May 2002, a $1 billion revolving facility expiring in October 2001, and a $500 million credit agreement expiring in October 2005. At September 30, 2001, the company had no debt outstanding under these credit facilities, but had $263 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair value.

At September 30, 2001, Tosco's $1 billion revolving credit facility remained available for use. The outstanding balance of $191 million was repaid prior to September 30, 2001, and in October 2001, the commitment under the credit facility was reduced to $45 million.

On October 16, 2001, Phillips entered into two new revolving bank credit facilities: a $1.5 billion 364-day facility and a $1.5 billion five-year facility. The $3 billion of new facilities replaced the bank credit facilities that were available on September 30, 2001, which were canceled upon effectiveness of the new facilities.

At September 30, 2001, the company had agreements with bank-sponsored entities for the revolving sale of undivided interests in a pool of up to $500 million of credit card and trade receivables, all of which were sold at September 30, 2001. When Phillips acquired Tosco on September 14, 2001, Tosco had two agreements with bank-sponsored entities for the revolving sale of undivided interests in a pool of up to $100 million of credit card receivables and up to $600 million of trade receivables, of which $90 million and $550 million, respectively, were sold at September 30, 2001. (See Note 18--Receivables Monetization in the Notes to Financial Statements).

Phillips has $200 million of master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At September 30, 2001, approximately
$155 million had been utilized under these arrangements. On September 14, 2001, Tosco had in place previously arranged leasing arrangements for various Tosco retail stations and two office buildings in Tempe, Arizona. At September 30, 2001, approximately $1.4 billion had been utilized under those arrangements. Phillips also has in place a $90 million leasing arrangement for its corporate aircraft. At September 30, 2001, $77 million had been utilized under this arrangement.

In the second quarter of 2001, the company sold and leased back its first Millennium Class tanker, the Polar Endeavour, for $205 million under a 10-year long-term operating lease.

In September 2001, the company redeemed its $300 million
9.18% Notes due September 15, 2021, at 104.59 percent. The redemption was funded by issuing commercial paper.

In the second quarter of 2001, Phillips and its co-venturers in the Hamaca project secured approximately $1.1 billion in debt financing for their extra-heavy crude oil project located in Venezuela. The Export-Import Bank of the United States provided a guarantee supporting a 17-year-term $628 million bank facility. Additionally, an unguaranteed $470 million 14-year-term commercial bank facility was arranged for the project. Total debt of $245 million was outstanding under the credit facilities at September 30, 2001. Phillips holds a 40 percent interest in the Hamaca project, which is operated on behalf of the co-venturers by Petrolera Ameriven.

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

During the second quarter of 2001, Phillips reached an out-of-court settlement with Remington Oil and Gas Corporation (Remington) for two lawsuits Phillips brought against Remington related to the company's net profits interest in South Pass 89, offshore Louisiana. Under the terms of the settlement, Remington paid Phillips $42.5 million in cash and Remington stock. In return, Phillips assigned its 33 percent net profits interest in South Pass 89 to Remington. As of September 30, 2001, Phillips had liquidated its Remington shares for proceeds that assured payment in full.

On July 9, 2001, Phillips' Board of Directors approved a dividend increase, raising the quarterly per share dividend to $.36, a 6 percent increase, effective with the September 4, 2001, payment.


Financial Instrument Market Risk

Phillips and certain of its subsidiaries hold and issue derivative contracts and financial instruments that expose cash flows or earnings to changes in commodity prices, foreign exchange rates, or interest rates. The company may use financial and commodity-based derivative contracts to manage the risks produced by changes in the prices of crude oil, natural gas and related products and fluctuations in foreign currency exchange rates, or to exploit favorable market conditions. In the past, the company has, on occasion, hedged interest rates and may do so in the future should certain circumstances or transactions warrant.

Phillips' Board of Directors has adopted a policy governing the use of derivative instruments that prohibits the holding or issuing of highly complex or leveraged derivatives. Except as approved by the Chief Executive Officer, the derivative instruments used by the company must not contain embedded financing features and must be sufficiently liquid that comparable valuations are readily available. The policy also requires the Chief Executive Officer to establish the maximum derivative position limits for Phillips and requires the company's Risk Management Steering Committee, comprised of senior management, to monitor the use and effectiveness of derivatives. The Audit Committee of the company's Board of Directors periodically reviews derivatives policy and compliance.

The following disclosures about commodity and interest rate risk pertain only to the incremental exposures Phillips assumed from the acquisition of Tosco and should be read in conjunction with the Financial Instrument Market Risk section contained in Item 7a of Phillips' Form 10-K for the year ended December 31, 2000, as amended.


Commodity Price Risk
In 2001 prior to the Tosco acquisition, Phillips only used commodity-based derivative contracts to minimize exposures to price fluctuations occurring between the purchasing of feedstock and the selling of refined products, while Tosco used derivatives more extensively as a tool to manage or exploit exposures to price fluctuations. Currently the company has assumed Tosco's approach to risk management for its RM&T business. All open commodity-based derivative positions issued or held by the company on September 30, 2001, were obtained in the acquisition of Tosco. The company used a value-at-risk (VAR) model to estimate the loss that could potentially result on a single day from the effect of adverse changes in market conditions on these contracts. Using a 95 percent confidence level, the VAR analysis indicated the hypothetical loss would not be material to Phillips' consolidated financial position, net income, or cash flows. Nor was it material for the positions held at December 31, 2000.

For additional information about the company's use of derivative instruments, see Note 13--Financial Instruments and Derivative
Contracts in the Notes to Financial Statements.

Interest Rate Risk

The following table provides information about the financial instruments acquired in the Tosco acquisition that are sensitive to changes in interest rates. These tables present principal cash flows and related weighted-average interest rates by expected maturity dates. The fair value of the fixed-rate financial instruments as of September 30, 2001, is estimated based on quoted market prices.

                    Millions of Dollars Except as Indicated
           ----------------------------------------------------------
                                                       Mandatorily
                                                       Redeemable
                                                       Preferred
                            Debt                       Securities
           --------------------------------------  ------------------
Expected      Fixed   Average  Floating   Average     Fixed   Average
Maturity       Rate  Interest      Rate  Interest      Rate  Interest
Date       Maturity      Rate  Maturity      Rate  Maturity      Rate
---------  --------  --------  --------  --------  --------  --------

2002         $   40      9.53%   $    -         -%     $  -         -%
2003            151      8.23         -         -         -         -
2004              1      5.62         -         -         -         -
2005              -         -         -         -         -         -
2006            240      7.63         -         -         -         -
Remaining
  years       1,205      7.88         -         -         -         -
---------------------------------------------------------------------
Total        $1,637              $    -                $  -
=====================================================================

Fair value   $1,780              $    -                $  -
=====================================================================

Capital Expenditures and Investments

                                        Millions of Dollars
                                  -------------------------------
                                                Nine Months Ended
                                    Revised        September 30
                                       2001     -----------------
                                     Budget      2001        2000
                                  ---------     -----------------
E&P
  Alaska                             $  942       688         315
  Lower 48                              351       295         323
  Foreign                             1,320       840         471
-----------------------------------------------------------------
                                      2,613     1,823       1,109
GPM                                       -         -          14
RM&T                                    608       219         167
Chemicals                                 6         6          63
Corporate and Other                      73        46          17
-----------------------------------------------------------------
                                     $3,300     2,094       1,370
=================================================================
United States                        $1,977     1,255         872
Foreign                               1,323       839         498
-----------------------------------------------------------------
                                     $3,300     2,094       1,370
=================================================================


On December 11, 2000, Phillips' Board of Directors (Board) approved a 2001 capital budget of $2,539 million. In October 2001, the Board authorized an increase in capital spending to $3.3 billion. The additional funds were approved for investments in Angola and Brazil deepwater leases, the acquisition of Petroz initiated in late 2000, the anticipated purchase of additional Kashagan ownership in Kazakhstan, and the fourth-quarter capital requirements related to Phillips' Tosco acquisition.

On September 14, 2001, after receiving regulatory clearance from the Federal Trade Commission, Tosco was merged with a subsidiary of Phillips, as a result of which Phillips became the owner of 100 percent of the outstanding common stock of Tosco. There were no requirements for the divestiture of assets. For more information, see Note 3--Tosco Corporation Acquisition in the Notes to the Financial Statements, which is incorporated herein by reference.

Effective with the merger, Tom O'Malley, former chairman and chief executive officer of Tosco, became a member of Phillips' Board of Directors (Board) and, through the end of 2001, will serve as vice chairman of the Board and chief executive officer of the company's RM&T operations, after which he will continue as a member of the Phillips Board.

Phillips has had several discoveries in its Alaska exploration program in 2001. A discovery three miles west of the Kuparuk field is estimated to contain an additional 35 million gross barrels of oil, and production is anticipated to begin in 2003. Phillips holds a 55.29 percent interest. Near the Alpine field, the Nanuq discovery was successfully appraised in 2001. The Nanuq field is estimated to contain 40 million gross barrels of oil, with Phillips interest at 78 percent. In the National Petroleum Reserve-Alaska (NPR-A), six wells and one sidetrack well were drilled over the last two winters, and five of the wells and the sidetrack well encountered hydrocarbons. Further evaluation is planned. Phillips operates the NPR-A leases and holds a 78 percent interest.

During the second quarter of 2001, Phillips purchased 1 percent of the Point Thomson field, located east of the Prudhoe Bay field on the western border of the Alaska National Wildlife Refuge on the North Slope of Alaska. The company subsequently contributed land to the Point Thomson unit owners in exchange for an additional 4 percent interest.

In October 2001, Phillips received approval from the Regulatory
Commission of Alaska and completed the acquisition of an additional 3.08 percent interest in the Trans-Alaska Pipeline
System from BP, giving the company a 26.78 percent interest.

On July 11, 2001, the Polar Endeavour, the first of five double-hulled Millennium Class tankers which Phillips is having built for use in transporting Alaska crude oil to the U.S. West Coast, entered service. The second tanker, the Polar Resolution, was christened on March 3, 2001, and is expected to enter service in early 2002. Phillips expects to add a new Millennium Class tanker to its fleet each year through 2005. In addition to the five Millennium Class tankers already built or under construction, the company has an option for two additional tankers subject to exercise in the fourth quarter of 2001.

In October 2001, extra-heavy crude oil production began from the Hamaca project located in Venezuela's Orinoco Oil Belt. Current production is 4,000 net barrels of 8.5-degree API crude per day, expected to reach 12,000 net barrels per day by the end of the year. When fully operational in early 2004, the Hamaca project is expected to produce 66,000 net barrels per day of extra-heavy crude. Phillips owns a 40 percent equity interest in the Hamaca project.

On May 3, 2001, Phillips and its co-venturers announced the successful completion and testing of the Kashagan West 1 well on the Kazakhstan shelf in the north Caspian Sea. It was the second exploration well drilled by the co-venturers in the Kashagan structure and was located over 25 miles from the Kashagan East 1 discovery well. Following completion of the Kashagan West 1 well, the Kashagan East 2 appraisal well, located approximately six miles northwest of Kashagan East 1, was successfully drilled and tested in the third quarter of 2001.

Two of the co-venturers in the north Caspian Sea venture have entered into agreements to sell their interests. Phillips, along with the other remaining co-venturers, exercised its preemption rights which will increase the company's ownership from
7.14 percent to 8.33 percent when completed.

In China's Bohai Bay, development activities continued in the third quarter of 2001 in line with the overall development plan for Bohai Bay Phase I. First production is scheduled for the third quarter of 2002.

In the United Kingdom sector of the North Sea, Phillips' production platform, Jade, was completed in May 2001.
Commissioning work was completed in the third quarter of 2001, and drilling began on the first Jade production well. First production is expected before the end of the year.

In October 2001, Phillips announced its plans to invest
$85 million for a 20 percent share of a new independent power project to be built near Kwale, Nigeria. The plant is expected to start up in 2004. As a result of the power-project-investment approval, Phillips expects to book proved reserves of approximately 20 million barrels of oil equivalent in 2001. Phillips also agreed with its co-venturers to evaluate the development of a liquefied natural gas facility to be located offshore Nigeria. If approved, the facility, which would be 20 percent owned by Phillips, is expected to come onstream by 2007 and would utilize about 850 million cubic feet of Phillips' and co-venturers' Nigerian natural gas per day.

In the third quarter of 2001, Phillips continued pursuing the goal of increasing its presence in high-potential deepwater areas by securing interests in three prospective blocks--a twenty percent interest in a high-potential block in Angola and one-hundred percent interest in two deepwater exploration blocks in Brazil. Phillips will be the operator for the Brazilian blocks.

Also in the third quarter of 2001, the company successfully participated in its first appraisal well, the Goliath-2, on a 2000 oil discovery off the coast of Norway in the Barents Sea.
Phillips owns a 25 percent interest in this license.

Phillips announced on April 19, 2001, that it had successfully completed and started up a new 6,000-barrel-per-day unit at its Borger, Texas, refinery using the company's proprietary S Zorb sulfur removal technology (SRT) to significantly reduce sulfur content in gasoline. Refiners who license the technology can use it to meet the more stringent Environmental Protection Agency standards which go into effect in 2004. In September 2001, Phillips announced its third licensing agreement for use of its S Zorb SRT for gasoline. Also in September 2001, the company announced that its S Zorb SRT for diesel was available for licensing. Phillips expects to complete a large continuous pilot plant demonstrating S Zorb SRT for diesel by the end of 2001. A commercial-scale unit within Phillips' refining system is in the planning stages.


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

On June 23, 1999, a flash fire occurred in a reactor vessel at the K-Resin styrene-butadiene copolymer (SBC) plant at the Houston Chemical Complex. Two individuals employed by a subcontractor, Zachry Construction Corporation (Zachry), were killed and other workers were injured. Ten lawsuits were filed in Texas in connection with the incident, including two actions for wrongful death. Both wrongful death lawsuits and many of the personal injury claims have been resolved. Three lawsuits remain pending on behalf of 13 workers. Those lawsuits are scheduled for trial during the spring of 2002.

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

On March 27, 2000, an explosion and fire occurred at Phillips' K-Resin SBC plant at the Houston Chemical Complex due to the overpressurization of an out-of-service butadiene storage tank. The 370-million-pound-per-year K-Resin SBC facility, which was contributed to CPChem on July 1, 2000, has been idle since that time. One employee was killed and several individuals, including employees of both Phillips and its contractors, were injured.
The wrongful death claim and the claims of the most seriously injured workers have been resolved. Currently, there are fourteen lawsuits pending on behalf of 67 primary plaintiffs.
The first trial is scheduled for April 2002. Under the indemnification provisions of subcontracting agreements with Zachry and Brock Maintenance, Inc., Phillips has sought indemnification from these subcontractors with respect to claims made by their employees. The Contribution Agreement, pursuant to which CPChem was formed, does not require CPChem to indemnify Phillips for liability arising out of this litigation.


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

At year-end 2000, Phillips reported 30 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP). Since then, none of these sites have been resolved and two new sites have been added. Of the 32 sites remaining at September 30, 2001, the company believes it has a legal defense or its records indicate no involvement for five sites. At six other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. At five sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Of the 16 remaining sites, the company has provided for any probable costs that can be reasonably estimated. No one site represents more than 10 percent of the total.

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

At September 30, 2001, contingent liability accruals of $11 million and $6 million had been made for the company's PRP sites and other environmental contingent liabilities, respectively. In addition, the company had accrued $523 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, for total environmental accruals of $540 million, compared with $127 million at December 31, 2000. The increase in accrued environmental costs is primarily the result of Phillips' recent acquisition of Tosco on September 14, 2001. Accruals totaling approximately $303 million were added as a result of that transaction. Earlier in the year, the accrual was increased for remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO. Because these accruals relate to environmental conditions that existed when Phillips acquired Tosco and the Alaska businesses, the charges impacted the allocation of the purchase price of each acquisition, not the company's net income. No one site exceeds ten percent of the total.

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


NEW ACCOUNTING STANDARDS

At the end of June 2001, the FASB approved the issuance of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB approved the issuance of FASB Statement No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." For additional information, see Note 21--New Accounting Standards in the Notes to Financial Statements, which is incorporated herein by reference.


OUTLOOK

On July 31, 2001, Phillips and its co-venturers in the Bayu-Undan development project announced their unanimous decision to defer indefinitely an investment commitment in a subsea pipeline proposed to transport natural gas from the Bayu-Undan field in the Timor Sea to Darwin, Australia. This decision could prevent commercialization of certain Timor Sea gas resources.

The deferral reflects the need to resolve certain critical legal, fiscal and taxation issues arising from the Timor Sea Arrangement, which was entered into between the governments of Australia and East Timor on July 5, 2001, before further investment can proceed in either the pipeline or in any gas development. However, this will not effect the Bayu-Undan gas recycle project, which was approved by the Timor Gap Joint Authority in early 2000 and which is expected to begin full commercial production in early 2004.

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

Phillips continues to study the potential for a natural gas pipeline from the North Slope to the Lower 48 states. While, in the current economic environment, the company does not believe the project provides the desired return on investment and may be too expensive to undertake, Phillips is hopeful that the stakeholders will work out a solution that will allow this resource to be produced. The company is carrying a net book value of approximately $350 million related to these North Slope gas resources.

In the second quarter of 2001, Phillips, along with the five other owners of the Trans-Alaska Pipeline System, completed their evaluation, studies, and environmental and duration reports culminating in the filing of state and federal applications for renewal of the pipeline's right-of-way permit through 2034. The existing permit expires in 2004.

In the second quarter of 2001, Phillips was selected to participate in Saudi Arabia's largest natural gas initiative, Core Venture 1, with a participating interest of 15 percent. The integrated gas project includes gas exploration, gas processing, natural gas liquids transportation and fractionation, petrochemical facilities, and combined power and desalination facilities. The next steps are to define the project components in more detail and to negotiate the Implementation Agreement, which sets out all major financial, operational and legal terms as well as a timeline for the project execution.

Phillips expects fourth-quarter production to be 825,000 barrels of oil equivalent per day--an increase of 9,000 barrels per day over the first nine months average daily production. Average production for the year is expected to be approximately
820,000 barrels of oil equivalent per day, 17 percent higher than the company's year 2000 average daily production level of 698,000 barrels per day. The expected fourth-quarter increase is due to normal fourth-quarter seasonal increases, the return to regular operations after scheduled shutdowns in the third quarter in Norway and Alaska, and the startup of heavy-oil production from the Hamaca project in Venezuela.

Now that the Tosco acquisition is complete, the company plans to focus its efforts on integrating its RM&T assets and capturing
$250 million of before-tax recurring synergies.

The third quarter began amid concerns over crude oil supply and ended in concerns over demand. OPEC achieved its production targets and supported its basket price at an average of $25 per barrel through the first half of 2001. After OPEC decided not to cut quotas at their meeting on July 3, Iraq resumed exports when a proposed tightening of U.N. sanctions was dropped, so the cartel decided on July 25 to cut quotas effective September 1.
Following the September 11 terrorist attacks, OPEC voted to maintain quotas, although tighter compliance was emphasized in the face of anticipated weaker demand. The OPEC basket price not only dropped below the $22 per barrel lower level of the target band, it actually dipped briefly below $20 and has continued below $22 per barrel since September 19. The drop in jet fuel demand, plus the weaker economy, has lowered demand and price expectations through at least the first half of 2002.

Natural gas prices dropped below $2 per thousand cubic feet during the third quarter of 2001, for the first time since 1999. Mild weather, plus conservation as consumers faced higher electrical power rates, reduced gas demand. New combined-cycle gas-powered generating units replaced some older, less efficient units which also cut consumption in some areas. The lower prices induced users that had switched to other fuels to return to natural gas. Industry production increases in the Lower 48 have been disappointing; however, storage levels were at over 90 percent of capacity at the end of the third quarter of 2001, compared with very low storage levels going into last winter.
The weak economic outlook weighs on short-term gas demand and prices, although, long-term, gas is poised to resume strong demand growth.


CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Phillips is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed. Where any such forward-looking statement includes a statement of the assumptions, or bases, underlying such forward-looking statement, the company believes such assumptions, or bases, to be reasonable and makes them in good faith. Assumed facts, or bases, almost always vary from actual results, and the differences between assumed facts, or bases, and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the company, or its Management, expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

The following are identified as important risk factors, but not all of the risk factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

o Plans to implement Management's announced strategy for its four business segments are subject to: the integration of supplies, plants and personnel of Tosco Corporation and the capture of annual before-tax synergies of $250 million; the successful development and operation of the company's current projects and the achievement of production estimates; and the successful operation and financing of the DEFS and CPChem joint ventures.

o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements generally with co-venturers, partners and governments, including necessary permits; the satisfactory resolution of legal, fiscal, and tax issues with the governments of East Timor or Australia for the Bayu-Undan gas pipeline project; its ability to engage specialized drilling, construction and other contractors and equipment; its ability to obtain economical and timely financing; construction of pipelines, processing and production facilities for the Bohai Bay and Hamaca projects; geological, land, or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans-Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to-be-constructed crude oil tankers; and foreign and United States laws, including tax laws.

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

                  PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

In its third-quarter Form 10-Q for the period ended September 30, 2000, which was filed with the U.S. Securities and Exchange Commission on November 14, 2000, Tosco Corporation, which became a wholly owned subsidiary of Phillips Petroleum Company on September 14, 2001, reported that it had received a Notice of Violation from the Environmental Protection Agency alleging that certain batches of gasoline did not meet the standards for reformulated gasoline or were not produced in accordance with specific methods. A fine of $180,000 was proposed. A settlement was reached with the Environmental Protection Agency in September 2001 which will result in a payment of $105,000.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12     Computation of Ratio of Earnings to Fixed Charges.

18 Preferability letter from independent auditors on change in method of accounting for major maintenance turnarounds.


Reports on Form 8-K
-------------------

During the three months ended September 30, 2001, the company filed two reports on Form 8-K.

The first report was filed September 18, 2001, to report in
Item 5 that the company had completed its acquisition of Tosco and included the company's press release as Exhibit 99.1.

The second report was filed September 28, 2001, to report the acquisition of Tosco in Item 2 and the expected filing date of the Tosco financial statements and the pro forma financial information related to the acquisition in Item 7.

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

November 13, 2001