Form 10-K405
period 2001-12-31
PHILLIPS PETROLEUM CO
filed 2002-03-20
CIK 78214

FORM 10-K
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
      (Mark One)
         [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended       December 31, 2001
                                       ----------------------------------
                                     OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                            ------------   --------------
             Commission file number             1-720
                                   --------------------------------------

                          PHILLIPS PETROLEUM COMPANY
            (Exact name of registrant as specified in its charter)

                 Delaware                               73-0400345
      (State or other jurisdiction of               (I.R.S.Employer
      incorporation or organization)               Identification No.)

                PHILLIPS BUILDING, BARTLESVILLE, OKLAHOMA  74004
              (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: 918-661-6600

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
      ------------------------------------     --------------------------
      Common Stock, $1.25 Par Value            New York, Pacific and
                                                Toronto Stock Exchanges
      Preferred Share Purchase Rights          New York and Pacific Stock
        Expiring July 31, 2009                   Exchanges
      6 3/8% Notes due 2009                    New York Stock Exchange
      6.65% Notes due March 1, 2003            New York Stock Exchange
      6.65% Debentures due July 15, 2018       New York Stock Exchange
      7% Debentures due 2029                   New York Stock Exchange
      7.125% Debentures due March 15, 2028     New York Stock Exchange
      7.20% Notes due November 1, 2023         New York Stock Exchange
      7.92% Notes due April 15, 2023           New York Stock Exchange
      8.24% Trust Originated Preferred
        SecuritiesSM (and the guarantees
        with respect thereto)                  New York Stock Exchange
      8.49% Notes due January 1, 2023          New York Stock Exchange
      8.5% Notes due 2005                      New York Stock Exchange
      8.75% Notes due 2010                     New York Stock Exchange
      8.86% Notes due May 15, 2022             New York Stock Exchange
      9 3/8% Notes due 2011                    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No
                                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Excluding shares held by affiliates, the registrant had 382,151,184 shares of Common Stock, $1.25 Par Value, outstanding at February 28, 2002. The aggregate market value of voting stock held by non-affiliates of the registrant was $22,588,956,486 as of February 28, 2002. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors and the Compensation and Benefits Trust to be affiliates, and deducted their stockholdings of 135,856 and 27,556,573 shares, respectively, in determining the aggregate market value.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           May 6, 2002 (Part III)

                       TABLE OF CONTENTS

                             Part I

   Item                                                      Page
   ----                                                      ----

1. and 2.  Business and Properties...........................   1
             Corporate Structure and Current Developments....   1
             Segment and Geographic Information..............   3
               E&P (Exploration and Production)..............   3
               GPM (Gas Gathering, Processing and Marketing). 21 RM&T (Refining, Marketing and Transportation). 22
               Chemicals.....................................  28
             Competition.....................................  31
             General.........................................  32
       3.  Legal Proceedings.................................  33
       4.  Submission of Matters to a Vote of
             Security Holders................................  33



           Executive Officers of the Registrant..............  34

                            PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  37
       6.  Selected Financial Data...........................  38
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations... 39 7a. Quantitative and Qualitative Disclosures About
             Market Risk.....................................  67
       8.  Financial Statements and Supplementary Data.......  94
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......... 179

                            PART III

      10.  Directors and Executive Officers of the
             Registrant...................................... 180
      11.  Executive Compensation............................ 180
      12.  Security Ownership of Certain Beneficial
             Owners and Management........................... 180
      13.  Certain Relationships and Related Transactions.... 180

                            PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................... 181

                             PART I

Unless otherwise indicated, "the company" and "Phillips" are used in this report to refer to the businesses of Phillips Petroleum Company and its consolidated subsidiaries. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "forecasts," "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 91.


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

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes both natural gas produced by Phillips and others. On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with the gas gathering, processing, marketing and natural gas liquids business of Duke Energy Corporation (Duke Energy) into a new company, Duke Energy Field Services, LLC (DEFS). Since that time, Phillips' GPM segment has consisted primarily of its
     30.3 percent equity investment in DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. On
     July 1, 2000, Phillips and Chevron Corporation, which following its merger with Texaco Inc. was renamed
     ChevronTexaco Corporation (ChevronTexaco), combined the two companies' worldwide chemicals businesses, excluding
     ChevronTexaco's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPChem). Since that time, Phillips' Chemicals segment has consisted primarily of its 50 percent equity investment in CPChem.

Support staffs provide technical, professional and other services to the business segments. At December 31, 2001, Phillips and its wholly owned subsidiaries employed 38,700 people, a 145 percent increase from year-end 2000, primarily as a result of the acquisition of Tosco Corporation (Tosco).

Significant developments in 2001 included the following:

  o  Acquisition of Tosco (see page 22).

  o Startup of production at the Hamaca field in Venezuela (see page 17).

  o Announcement of a planned merger with Conoco Inc. (see below).

On November 18, 2001, Phillips and Conoco Inc. (Conoco) announced that their Boards of Directors had unanimously agreed to a merger of equals, with the new company to be named ConocoPhillips. On March 12, 2002, the stockholders of both companies approved the merger. Based on year-end 2000 statistics published in the October 1, 2001, issue of the Oil and Gas Journal, ConocoPhillips is expected to be the third-largest integrated energy company in the United States, based on market capitalization and hydrocarbon reserves. Worldwide, ConocoPhillips is expected to be the sixth-largest publicly held energy company based on hydrocarbon reserves. The new company will be headquartered in Houston, Texas.

Under the terms of the merger agreement, Phillips shareholders would receive one share of the new ConocoPhillips common stock for each share of Phillips common stock that they own. Conoco shareholders would receive 0.4677 shares of the new ConocoPhillips common stock for each share of Conoco common stock that they own. At inception, Phillips shareholders would own about 57 percent of the new company and Conoco shareholders would own about 43 percent.

Phillips and Conoco filed notification and report forms under the Hart-Scott-Rodino Act of 1976 with the Federal Trade Commission
(FTC) and the Antitrust Division of the U.S. Department of Justice on December 17, 2001. On January 16, 2002, the FTC made requests for additional information and documentary materials. Those requests extended the statutory waiting period until 30 days after Conoco and Phillips have substantially complied with the requests, unless the waiting period is terminated earlier or extended with the consent of Conoco and Phillips. Conoco and Phillips continue to work closely with the FTC staff on its requests, and expect the transaction to close in the second half of 2002. Conoco and Phillips received the necessary clearances from the European Commission on March 6, 2002, and from the Canadian Commissioner of Competition on February 12, 2002.


SEGMENT AND GEOGRAPHIC INFORMATION

Segment information about sales and other operating revenues, earnings, total assets and additional information, located in
Note 23--Segment Disclosures and Related Information in the Notes to Financial Statements, is incorporated herein by reference.


E&P

The company's E&P segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At December 31, 2001, E&P was producing in the United States (both onshore and offshore); the Norwegian and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea between East Timor and Australia; and offshore China and Australia.

The information listed below appears in the supplemental oil and gas operations disclosures on pages 159 through 177 and is incorporated herein by reference.

  o Proved worldwide crude oil, natural gas and natural gas liquids reserves.

  o Net production of crude oil, natural gas and natural gas liquids.

  o Average sales prices of crude oil, natural gas and natural gas liquids.

  o  Average production costs per barrel of oil equivalent.

  o  Developed and undeveloped acreage.

  o Net wells completed, wells in progress and productive wells.

In 2001, Phillips' worldwide crude oil production, including Phillips' share of equity affiliates' production, averaged 563,000 barrels per day, a 29 percent increase from 437,000 barrels per day in 2000. During the year, 373,000 barrels per day of crude oil was produced in the United States, up 55 percent from 241,000 barrels per day in 2000. The increase in U.S. production was due to a full year's production from the Alaska acquisition, as well as the startup of the Alpine field in Alaska in late 2000. Foreign crude oil production volumes decreased 3 percent in 2001, primarily as a result of lower production in the U.K. North Sea due to field declines, and asset dispositions in Canada and Venezuela.

E&P's worldwide production of natural gas liquids averaged 35,000 barrels per day in 2001, compared with 29,000 barrels per day in 2000. U.S. production accounted for 26,000 barrels per day in 2001, compared with 20,000 barrels per day in 2000. The increase was primarily the result of a full year's production from the Alaska acquisition. Included in the 2001 and 2000 U.S. amounts were 15,000 and 12,000 barrels per day, respectively, in Alaska that were sold from the Prudhoe Bay field to the Kuparuk field for reinjection to enhance crude oil production.

The company's worldwide production of natural gas averaged
1,335 million cubic feet per day in 2001, compared with 1,394 million cubic feet per day in 2000. U.S. natural gas production decreased slightly in 2001, while foreign natural gas production decreased 10 percent. Foreign natural gas production declined due to asset dispositions in Canada and field declines in the U.K. sector of the North Sea. These decreases were partially offset by new natural gas production in 2001 from offshore western Australia.

Phillips' worldwide annual average crude oil sales price decreased 17 percent in 2001, to $23.74 per barrel. Both U.S. and foreign average prices were lower than the prior year's prices. E&P's annual average worldwide natural gas sales price increased 3 percent from 2000, to $3.23 per thousand cubic feet.

The company's finding and development costs in 2001 were $5.97 per barrel of oil equivalent, compared with $2.41 in 2000. Over the last five years, Phillips' finding and development costs averaged $3.39 per barrel of oil equivalent. Finding and development cost per barrel of oil equivalent is calculated by dividing the net reserve change for the period (excluding production and sales) into the costs incurred for the period, as reported in the "Costs Incurred" disclosure required by Financial Accounting Standards Board Statement No. 69, "Disclosures about Oil and Gas Producing Activities."

At December 31, 2001, Phillips held a combined 25.8 million net developed and undeveloped acres, compared with 34.0 million net acres at year-end 2000. At year-end 2001, the company held acreage in 17 countries (counting the Timor Gap Zone of Cooperation between Australia and East Timor as a single country for this purpose).


E&P--U.S. OPERATIONS

Alaska

On April 26, 2000, Phillips purchased all of Atlantic Richfield
Company's (ARCO) Alaska businesses, other than three double-hulled tankers under construction and certain pipeline assets, which were acquired on August 1, 2000.

Phillips added proved reserves of 2.15 billion barrels of oil equivalent in 2000 related to this transaction, almost doubling the company's total proved reserve base at the time. E&P's total assets increased from $6.6 billion at year-end 1999, to $13.8 billion at year-end 2000, primarily as a result of the Alaska acquisition.

The acquisition included ARCO's interests in the Greater Prudhoe Bay area, Greater Kuparuk area, Greater Point McIntyre area, and the Alpine field on the North Slope of Alaska, along with associated satellite fields and prospects. The acquisition also included exploration acreage, as well as ARCO's interest in the Trans-Alaska Pipeline System and other infrastructure pipelines, and crude oil tanker assets.

Prudhoe Bay Field and Satellites
The Prudhoe Bay field is the largest oil field on Alaska's North Slope. It is the site of a large waterflood and enhanced oil recovery project, as well as a large gas processing plant, which processes and reinjects more than 8 billion cubic feet of natural gas daily. Phillips' net crude oil production from the Prudhoe Bay field averaged 145,000 barrels per day in 2001, compared with 106,400 in 2000.

In conjunction with the Alaska acquisition, Phillips--along with Exxon Mobil Corporation (ExxonMobil) and BP p.l.c. (BP)--signed an agreement in April 2000 that re-aligned the ownership structure of the Greater Prudhoe Bay area. Rather than having different interests in the oil-rim and gas-cap structures of the Prudhoe Bay field, the agreement called for Phillips and the other co-owners to have the same ownership interest in both the oil rim and gas cap. To date, all but two of the co-owners in the Prudhoe Bay Unit have signed the alignment agreement. These co-owners hold minor interests in the unit. The agreement also provided for BP to become the single operator of the field. Previously, ARCO and BP each operated separate sections of the field. After the re-alignment, Phillips holds 36.2 percent interest in the Prudhoe Bay field.

Phillips also owns approximately 36 percent interest in the Prudhoe Bay satellite fields, which include the producing fields Aurora, Borealis, Polaris, and Midnight Sun. Midnight Sun and Polaris came onstream in 1999, and produced 1,100 barrels per day of oil combined net to Phillips in 2001. Aurora began production in late 2000 and produced at a net rate of 1,200 barrels of oil per day in 2001. Borealis came online in the fourth quarter of 2001, and is expected to produce at a net rate of 5,000 barrels of oil per day in 2002. Development plans for other Prudhoe Bay satellites are under evaluation.

Greater Point McIntyre Area
Phillips' net crude oil production from the Point McIntyre field was 15,900 barrels per day in 2001, compared with 14,000 barrels per day in 2000. An enhanced oil recovery project began in 2000 on this field. Also in the Greater Point McIntyre area are the Lisburne, Niakuk, West Beach and North Prudhoe Bay State fields, which produced a combined 10,100 barrels per day in 2001. Phillips holds a 36.5 percent interest in the Greater Point McIntyre area, which is operated by BP.

Greater Kuparuk Area
Phillips operates the Greater Kuparuk area, which is comprised of the Kuparuk field and a number of satellite fields. Phillips holds a 55.2 percent interest in the Kuparuk field, located about 40 miles west of Prudhoe Bay. Field installations include three central production facilities that separate oil, gas and water. The gas is compressed for reinjection. Phillips' net crude oil production from Kuparuk averaged 91,400 barrels per day in 2001, compared with 66,700 barrels per day in 2000.

The Greater Kuparuk area's satellite fields include the Tarn and Tabasco fields, as well as the recently discovered Meltwater field. Meltwater began production in late 2001, and averaged 2,400 net barrels per day in December. The Tarn and Tabasco fields averaged a combined net production of 12,400 barrels of oil per day in 2001. Phillips holds a 55.4 percent interest in these satellite fields.

In May 2001, Phillips announced the Palm discovery, located about three miles west of Kuparuk. Production from proved reserves is expected to begin in 2003 and will be processed through the Kuparuk facilities. Phillips holds a 55.3 percent interest.

The Greater Kuparuk area also includes the West Sak heavy-oil field. Phillips is studying and applying new ways to develop this heavy-oil field. In 2001, West Sak produced 2,700 net barrels of heavy oil per day.

Alpine Field
The Alpine field, located west of the Kuparuk field, began production in November 2000. In 2001, the field produced at a net rate of 57,800 barrels of oil per day. The 40,000-acre field was developed on just 97 acres, and is designed to minimize environmental impacts. Phillips is the operator and holds a 78 percent interest in Alpine. Two satellite fields, Fiord and Nanuq, are expected to be developed once processing capacity becomes available at Alpine processing facilities.

Point Thomson
In the fourth quarter of 2000, Phillips purchased a one-half of 1 percent interest in the Point Thomson field, located east of Prudhoe Bay. The company subsequently contributed lease acreage to the Point Thomson unit owners in exchange for an additional
4.5 percent interest, bringing its total interest to 5 percent.

North Slope Gas Development
Phillips, BP and ExxonMobil agreed in late 2000 to jointly evaluate a gas pipeline project to deliver natural gas from Alaska's North Slope to the Lower 48. The three co-owners share equally in the costs and governance of the program. Phillips does not believe the project provides the desired return on investment in the current economic environment, given the significant size and risk associated with the project. However, Phillips continues to search for a solution that will allow this energy resource to be produced.

Cook Inlet
Phillips' assets in Alaska include the North Cook Inlet field and the Kenai liquefied natural gas facility. The ARCO Alaska acquisition added the Beluga natural gas field, in which Phillips has a 33 percent interest, to the company's Cook Inlet assets. Phillips owns a 70 percent interest in the Kenai liquefied natural gas plant, which supplies liquefied natural gas to two utility companies in Japan. Utilizing two leased tankers, the company transports the liquefied natural gas to Japan, where it is reconverted to dry gas at the receiving terminal. Phillips sold 46.1 billion cubic feet of liquefied natural gas to Japan in 2001, compared with 45.9 billion cubic feet in 2000.

Exploration
Of the more than one million net exploration acres Phillips holds in Alaska, approximately 500,000 lie within the National Petroleum Reserve-Alaska (NPR-A). Phillips drilled or participated in 15 exploratory wells during 2001, on locations near Kuparuk, Prudhoe Bay and Alpine, as well as in the NPR-A.
In May 2001, Phillips announced the first discoveries in the NPR-A since the area was reopened to exploration in 1999. During the past two winter drilling seasons, six wells and a sidetrack were drilled in the NPR-A. Five wells and the sidetrack, which targeted the Alpine producing horizon, all encountered oil or gas and condensate. The sixth well, targeting a different interval, was a dry hole. Phillips is planning to drill or participate in about 10 exploration wells in Alaska during 2002.

Transportation
Phillips transports the petroleum liquids it produces on the North Slope to market through the Trans-Alaska Pipeline
System, an 800-mile pipeline system that ties the North Slope of Alaska to the port of Valdez in south-central Alaska. Phillips also has interests in several other pipelines on the North Slope and in the Cook Inlet. In October 2001, Phillips received approval from the Regulatory Commission of Alaska to acquire an additional 3.08 percent interest in the Trans-Alaska Pipeline System, bringing its total ownership to the current 26.7 percent interest. In addition to the 26.7 percent interest in the pipeline system, Phillips also owns 26.8 percent of the stock of Alyeska Pipeline Service Company, which constructed and operates the pipeline system for the owners.

In the second quarter of 2001, Phillips and the five other owners in the Trans-Alaska Pipeline System completed and filed state and federal applications for renewal of the pipeline's right-of-way permit through 2034. The existing permit expires in 2004. A decision on the new permit is anticipated by March 2003.

Phillips' wholly owned subsidiary, Polar Tankers Inc., manages the marine transportation of the company's Alaska North Slope production. Polar Tankers is based in Long Beach, California, and operates five ships in the Alaska trade, chartering additional non-company-operated vessels as necessary. In the second quarter of 2001, Polar Tankers brought the Polar Endeavour into service. This 125,000-deadweight-ton crude oil tanker is the first of five Endeavour, formerly known as Millennium, Class tankers that Phillips plans to add to its Alaska-trade fleet over the next five years. After the Polar Endeavour was placed in service, Phillips entered into a transaction to sell and subsequently leased back the vessel for 10 years.

The Endeavour Class tankers are being built to meet and/or exceed existing and proposed environmental regulations. The tankers have double hulls which exceed regulatory requirements, two independent engine rooms, twin propellers and twin rudders. The Endeavour Class vessels isolate cargo, fuel and lubricating oils from the ship's side by ballast tanks, or void spaces. The vessels also meet current and pending regulations for air emissions from engines, and are painted with tin-free anti-fouling paint in deference to proposed regulations. The second ship, the Polar Resolution, is scheduled to be delivered in 2002.


Lower 48

Phillips' production in the Lower 48 is predominantly natural gas, with production concentrated in six areas: 1) the Permian Basin of Texas and New Mexico; 2) the Panhandle region of Texas and Oklahoma; 3) north Louisiana; 4) the San Juan Basin of New Mexico; 5) Utah and Wyoming; and 6) the upper Texas Gulf Coast.

In 2000, Phillips acquired coalbed methane natural gas assets and reserves in four transactions. The company acquired River Gas Corporation, a privately held U.S. coalbed methane producer headquartered in Alabama, as well as the coalbed methane positions of three other companies in the Powder River Basin of Wyoming. Through these transactions, Phillips added approximately 200 billion cubic feet of proved reserves in 2000. In addition, Phillips obtained exploration positions in these coalbed methane basins.

The acquisition of River Gas Corporation included ownership in 199,000 gross acres in the Drunkard's Wash field in Utah and the Whitson field in the Black Warrior Basin of Alabama. Phillips became the operator and owns a 25 percent interest in each field. Net production from the fields attributable to the interest acquired by Phillips was approximately 40 million cubic feet per day at the time of the acquisition, of which approximately
30 million cubic feet per day was dedicated to an existing limited-term fixed volume overriding royalty interest. These properties are in the early phase of production.

The three Powder River Basin acquisitions increased Phillips' gross acreage position by 71,000 acres. Phillips is operator and has a more than 90 percent working interest. The acquisitions brought Phillips' total acreage in the basin to 439,000 gross acres, including Phillips' 50 percent interest, acquired in 1999, in acreage operated by Yates Petroleum Company. These properties are also in the early stages of development.

Combined with the company's existing coalbed methane production in the San Juan Basin of New Mexico and the Powder River Basin,
Phillips' total net U.S. coalbed methane production in 2001 was 212 million cubic feet per day, the same as 2000.

During the second half of 2000, Phillips sold its coal and lignite interests in three separate transactions. Phillips sold its 50 percent interest in the Walnut Creek Mining Company joint venture, its 50 percent interest in the Dry Fork coal assets in Wyoming, and the balance of its coal interests in Texas, Louisiana and Mississippi.


E&P--NORWEGIAN OPERATIONS

In 1969, Phillips discovered the Ekofisk field, located approximately 200 miles offshore Norway in the center of the North Sea. Production from Ekofisk began in 1971. Today, the Ekofisk area is comprised of four producing fields: Ekofisk, Eldfisk, Embla and Tor. Net crude oil production from Norway was 117,000 barrels per day in 2001, a 3 percent increase over 114,000 barrels per day in 2000. Net natural gas production was 130 million cubic feet per day in 2001, compared with 136 million cubic feet in 2000. Net natural gas liquids production was 5,000 barrels per day in 2001, the same as in 2000. Phillips is the operator and has a 35.1 percent interest in Ekofisk.


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

A cessation plan for redundant Ekofisk facilities and shut-in outlying fields was completed and submitted to the Norwegian authorities and other stakeholders in October 1999, and a revised plan was submitted in April 2001. The plan outlined the long-term cessation plans for 15 structures in the Greater Ekofisk area that are currently shutdown, or that will be shut down over the next decade. Under the plan, the platform topsides would be removed between 2003 and 2013. The plan recommends that the concrete tank and barrier wall, as well as trenched pipelines, be left in place. The Norwegian authorities prepared a consultation document for the 15 OSPAR (Oslo and Paris Convention for the Protection of the Marine Environment of the Northeast Atlantic) countries, requesting support to leave the Ekofisk tank in place. In December 2001, the Norwegian government endorsed the company's recommendation for the removal and disposal of the steel structures onshore and in-place disposal of cuttings related to Ekofisk I. Removal of 11 platforms and the topside of the Ekofisk tank should be completed by 2013. In addition, OSPAR has endorsed in-place disposal of the concrete structure in a cleaned condition. This issue is expected to be finalized by the Norwegian government in a separate parliamentary bill during the spring session of 2002.

Phillips is carrying out a fieldwide program to decommission the original Ekofisk facilities and permanently plug the wells. During 2000, the wells at the Cod platform were plugged and abandoned. The work to plug and abandon the wells at the Albuskjell 2/4 F platform also started in 2000 and was completed in 2001.


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


Other Areas

In late 2001, the company sold its 12.5 percent interest in the Siri oil field, offshore Denmark. The sale was effective
January 1, 2002.

Exploration

In Production License 229 in the Barents Sea, Phillips drilled the Goliath-2 well as an appraisal well to the Goliath-1, an oil discovery in 2000. The Goliath-2 well was a success, and further exploration activity is planned. Phillips holds a 25 percent interest.

In 2001, Phillips was awarded a 40 percent interest, and named operator of Production License 269, block 35/1, in the Norwegian North Sea. Phillips also is conducting exploration activities in the Denmark sectors of the North Sea, as well as deepwater offshore Faroe Islands.


E&P--U.K. OPERATIONS

The Judy/Joanne fields comprise J-Block, the company's largest producing field in the U.K. North Sea. In 2001, J-Block net production averaged 8,400 barrels per day of crude oil and
56.8 million cubic feet per day of gas, compared with 9,400 and
74.7 million in 2000, respectively. The reduction was primarily due to normal field decline. Phillips holds a 36.5 percent interest.

Phillips continues to supply gas from J-Block to Enron Capital and Trade Resources Limited (Enron Capital), which was placed in Administration in the United Kingdom on November 29, 2001. Phillips has been paid all amounts which are currently due and payable by Enron Capital, including outstanding amounts due for the period prior to the appointment of the Administrator. The company believes that Enron Capital will continue to pay the amounts due for gas supplied by Phillips in accordance with the terms of the gas sales agreement. Phillips does not currently expect that it will have to curtail sales of gas or shut in production as a result of the Administration of Enron Capital.

The J-Block production facilities were designed to provide the infrastructure needed to cost-effectively develop other discoveries in the area. The Jade field is being developed from a wellhead platform and pipeline tied to the J-Block facilities. Production from Jade began in the first quarter of 2002, with anticipated peak net rates of 5,000 barrels of oil per day and 65 million cubic feet of natural gas per day from net proved reserves during the third quarter of 2002. Phillips is the operator and holds a 32.5 percent interest in Jade.
Also tying into the J-Block infrastructure is the Janice field, where production began in February 1999. The Janice field's net crude oil production rate in 2001 was 5,000 barrels per day, compared with 6,600 in 2000. The decrease was due to field decline. Phillips owns a 24.4 percent interest.

Phillips holds an 11.45 percent interest in the Armada field, and a 7.23 percent interest in the Britannia field, two large fields in the U.K. North Sea. Armada, which began production in late 1997, averaged a net rate of 1,600 barrels of crude oil per day and 44.7 million cubic feet of natural gas per day in 2001. Britannia began commercial production in the summer of 1998; net production in 2001 averaged 2,100 barrels of crude oil per day and 45.5 million cubic feet of natural gas per day. An asset exchange in 2001 increased Phillips' ownership percentage in Britannia from 6.78 to 7.23 percent.

The decommissioning program for the Maureen facilities was approved by the U.K. government in December 2000. Removal activities began in 2001, with the successful refloat of the platform in June. The platform was towed to a deepwater mooring location in Stord, Norway. In July, the loading column was successfully refloated, and towed to Stord. In October, Phase III of the contract was activated, allowing the owners to proceed with deconstructing the platform for reuse and recycling.

Phillips has interests in deepwater blocks offshore the United
Kingdom in the Atlantic Margin. The company participated in several deepwater North Atlantic Margin wells in 1999 and 2000, all of which have been plugged and abandoned. Further exploratory activity is being evaluated.


E&P--CHINA

In the South China Sea, Phillips' combined net production of crude oil from its Xijiang facilities averaged 11,000 barrels per day in 2001, compared with 12,000 barrels per day in 2000.
Continued exploration and development activities have maintained production levels over the past several years.

Phillips and the China National Offshore Oil Corporation (CNOOC) signed a development agreement for the Peng Lai 19-3 field in Bohai Bay in December 2000. This document, along with the Phase I Overall Development Program, was approved by the
Chinese authorities in 2001, which allowed the final design, procurement and construction of the Phase I production facilities and the drilling and completion of development wells.

Phillips and CNOOC signed a petroleum contract in 1994 granting
Phillips the right to explore block 11/05, located in China's
Bohai Bay.  CNOOC has elected to participate in the Peng Lai 19-3
Phase I development with a 51 percent working interest.

The Phase I development will utilize one wellhead platform and a floating production, storage and offloading facility, with daily net production of oil expected to reach 17,500 to 20,000 barrels per day from proved reserves. First production from Phase I is expected in the third quarter of 2002.

Phillips continues to move forward with feasibility planning and design for Phase II of the Peng Lai 19-3 development. First production from Phase II could begin in 2006. Phase II would include multiple wellhead platforms, central processing facilities, and a pipeline or floating storage and offloading facility.

Several other exploration prospects have been identified in block 11-05, including the Peng Lai 25-6 field. Phillips announced in February 2001 that the company had successfully appraised the Peng Lai 25-6 oil discovery, located three miles east of the Peng Lai 19-3 field. The Peng Lai 25-6 was discovered in May 2000. The company is evaluating development of this satellite field in conjunction with Phase II of the Peng Lai 19-3 development.


E&P--NIGERIA

In Nigeria, the company's non-operated, 20 percent working interest in four oil mining leases yielded net average crude oil production of 30,000 barrels per day in 2001, compared with 24,000 barrels per day in 2000. The increase in 2001 production is primarily attributable to higher quota levels and field development activities. Continued exploration and development drilling is planned for 2002 on the four leases. In 1999, commercial delivery of natural gas to a third-party liquefied natural gas plant on Bonny Island began. Phillips' share of the delivered natural gas production was 41 million cubic feet per day in 2001.

In September 2001, Phillips and its co-venturers, along with the government of the Federal Republic of Nigeria, announced that they had signed a Memorandum of Understanding to develop a new liquefied natural gas facility in Nigeria. The Memorandum of Understanding established a study team to evaluate an offshore liquefied natural gas facility. The new facility would be nominally sized at 5 million metric tons per year (850 million cubic feet per day of natural gas) and would be located offshore in the Niger Delta near the existing Brass River crude oil terminal at a water depth adequate for loading liquefied natural gas tankers. If the project goes forward, the facility is expected to be onstream by 2007. The facility's gas supply would come from natural gas supplies within onshore oil and gas fields already operated by an existing joint venture among the companies.

In October 2001, Phillips announced that it plans to invest
$85 million for a 20 percent share of a new independent power project to be built near Kwale, Nigeria, in Oil Mining Lease 60. Phillips' co-venturers in Oil Mining Lease 60, Nigerian Agip Oil Company and Nigerian National Petroleum Company, also plan to invest in the power project with 20 percent and 60 percent interests, respectively. The power project is designed to utilize natural gas produced by the joint venture.


E&P-TIMOR SEA AND AUSTRALIA

Phillips and other participants in production sharing contract area 91-13 discovered in 1995 the Bayu gas/gas condensate field, located in Area A of the Timor Gap Zone of Cooperation in the Timor Sea between Australia and East Timor. Drilling in an adjacent contract area in 1995 confirmed that the discovery extended across two production sharing contract areas:
91-13 (Bayu) and 91-12 (Undan). The production sharing contract areas were subsequently unitized, and Phillips' interest in the unitized Bayu-Undan field was 26.9 percent at year-end 1998. Subsequent to 1998, Phillips acquired additional interests in the Bayu-Undan field, bringing its controlling interest in the field to 58.6 percent at year-end 2001.

The field is being developed in two phases. The first phase is a gas-recycle project, where condensate and natural gas liquids will be separated and removed and the dry gas reinjected into the reservoir. This phase, which was approved by the Timor Gap Joint Authority in early 2000, is expected to begin full commercial production in 2004, at an anticipated net rate of 50,000 barrels of liquids per day from proved reserves.

The second phase would involve the production, export and sale of the natural gas from the field, which would be transported by pipeline to Australia for domestic markets and/or liquefied for shipment elsewhere. In July 2001, the company and its co-venturers announced that they had deferred an investment decision on the second phase of the project, pending resolution of certain critical legal, fiscal and taxation issues arising from the Timor

Sea Arrangement entered into between the governments of Australia and East Timor on July 5, 2001. In December 2001, the East Timor Council of Ministers endorsed an Understanding Agreement on a tax and fiscal package that would allow the Bayu-Undan gas development in the Timor Sea to proceed. Phillips and its co-venturers are awaiting ratification of the agreement by Australian authorities so that gas sales arrangements can be finalized as necessary to enable the gas phase of development to proceed.

On March 12, 2002, Phillips announced that it and its co-venturers had signed a Heads of Agreement with The Tokyo Electric Power Company, Incorporated (TEPCO) and Tokyo Gas Co., Ltd. (Tokyo Gas) that would enable Phillips and its co-venturers to move forward with the gas development phase of the project when the Australian authorities ratify the tax and fiscal package. Under the terms of the agreement, the co-venturers would supply TEPCO and Tokyo Gas with three million tons per year of liquefied natural gas for a period of 17 years, utilizing natural gas from the Bayu-Undan field. First shipments would be scheduled for January 2006. The agreement would allow Phillips to go forward with plans to develop a liquefied natural gas facility near Darwin, Australia, utilizing the company's Optimized Cascade liquefied natural gas process. Final board approvals from co-venturers and formal project commitments are expected to be completed by the end of the third quarter of 2002. On March 12, Phillips also announced that, under a separate agreement, the company plans to sell a 10.08 percent interest in the unitized Bayu-Undan field to TEPCO and Tokyo Gas.

In late 2000 and early 2001, Phillips announced that it had reached an agreement in principle with Woodside Petroleum Ltd (Woodside) and Shell Development Australia (Shell), to pursue cooperative development of certain Timor Sea gas resources. Phillips operates the Bayu-Undan field, and Woodside operates the Greater Sunrise fields. The Greater Sunrise co-venturers are evaluating separate liquefied natural gas production facility proposals submitted by Phillips and Shell. A final decision on the liquefied natural gas facilities has not been made.

During 2001, Phillips announced that it had signed a letter of intent with El Paso Corporation contemplating El Paso's purchasing liquefied natural gas from the Greater Sunrise fields with possible transportation to markets in Southern California and northern Baja California in Mexico. A definitive purchase agreement was not reached between El Paso and the Greater Sunrise owners. However, Phillips and El Paso are continuing with plans to develop a project to build a liquefied natural gas import terminal in northern Baja California to provide access to gas markets in that region. Front-end engineering design is under way and the companies are working with federal, state, and local officials in Mexico to secure permits for the project. A decision to proceed with the terminal project is expected in the third quarter of 2002. Phillips and El Paso would each control 50 percent of the terminal capacity and each are pursuing liquefied natural gas supplies and downstream gas markets to utilize their respective shares of the capacity.

In early 1999, Phillips and a co-venturer were awarded a production license for the Athena gas/gas condensate discovery in the Carnarvon Basin, offshore western Australia. Phillips has a 50 percent interest in Athena. In February 2001, a Cooperative Development Agreement and a Gas Sales Agreement were executed with the Woodside-led North West Shelf Group, which resulted in net production of 51 million cubic feet of natural gas per day in 2001.


E&P--VENEZUELA

The Hamaca project involves the development of heavy-oil reserves from Venezuela's Orinoco Heavy Oil Belt. Phillips' share in the Hamaca project is 40 percent. Phillips and its U.S. co-venturer hold their interests in Hamaca through a jointly held limited liability company, which Phillips accounts for using the equity method.

The project includes two components: 1) development of the heavy-oil field and 2) operations to upgrade the heavy oil into a medium-grade crude oil. The development component includes a multi-phase drilling program that includes development and commercial wells. Drilling of development wells started in January 2001, with production starting in the fourth quarter of 2001. Production averaged 10,200 net barrels per day of heavy oil in December 2001. Production will be limited in the first half of 2002 to approximately 5,300 net barrels per day due to pipeline capacity constraints. Restrictions on production are expected until the completion of joint-venture pipeline and batching facilities, presently scheduled to be ready for use in mid-2002. The field is approximately 140 miles from the upgrader facilities site at Jose, Venezuela, on the Caribbean coast.

Construction of the heavy-oil upgrader, pipelines and associated production facilities began in 2000. The upgrader is expected to begin producing commercial quantities of 26-degree API gravity oil in 2004, at which time Phillips' net production from the Hamaca field is expected to increase to approximately

66,000 barrels per day from proved reserves. This production level is expected to be maintained for the foreseeable future. The Hamaca project resulted in Phillips' adding approximately 685 million equity-affiliate barrels of oil equivalent to its proved reserves.

Phillips disposed of its interest in two projects acquired in Venezuela's third bid round in 1997: Phillips' interest in Ambrosio was sold in June 2001, and its interest in La Vela was relinquished to Petroleos de Venezuela S.A. in May 2001.


E&P--CANADA

Phillips sold its interest in the oil and gas producing properties and related infrastructure in the Zama area of northwest Alberta in December 2000. Phillips retained its presence in Canada through various properties in Alberta and British Columbia. In 2000, the Zama area production accounted for 87 percent of Phillips' Canadian barrel-of-oil-equivalent production. In 2001, average net production in Canada was 1,000 barrels of oil per day and 18 million cubic feet of gas per day.


E&P--OTHER

Phillips was selected in May 2001 to participate in Core
Venture 1 of the Kingdom of Saudi Arabia's natural gas initiative. The integrated natural gas projects would include: natural gas processing; natural gas and gas liquids transportation; natural gas liquids fractionation; petrochemical facilities; combined power and desalination facilities; and natural gas exploration activities. The initiative would use natural gas to replace oil in power and desalination facilities, upgrade natural gas liquids into petrochemicals, and expand power and desalination capacity.

Phillips and its co-venturers continue to define the project components in more detail, and to negotiate the implementation agreement, which would set out all major financial, operational and legal terms for the initiative, as well as a timeline for the project execution. Phillips has a 15 percent interest in the project.

E&P--OTHER EXPLORATION ACTIVITY

  o In September 1998, Phillips acquired a 7.14 percent interest in an exploration project in the Kazakhstan sector of the Caspian Sea. The exploration area consists of
     10.5 blocks, totaling nearly 2,000 square miles about
     50 miles west-northwest of the Tengiz oil field onshore Kazakhstan. The joint venturers are committed to drill six exploration wells and conduct additional seismic work over six years. The first well, the Kashagan E-1, a discovery, was completed in the spring of 2000. The second exploration well, the Kashagan W-1, located 25 miles west of the first well, was successfully completed in the spring of 2001 and was also a discovery. Drilling of the first of five planned appraisal wells on the eastern side of the Kashagan field was successfully completed in early 2002. The blocks are covered by a production-sharing agreement with the Kazakhstan government. The initial production phase of the contract is for 20 years, with options to extend the agreement another 20 years. Two of the co-venturers in the venture have entered into agreements to sell their interests. Phillips, along with the other remaining co-venturers, exercised preemptive rights to purchase the interests being sold, which will increase the company's ownership from 7.14 percent to 8.33 percent when completed, expected during the second quarter of 2002.

  o In the fourth quarter of 2000, Phillips was invited to participate, with a 20 percent interest, in exploratory activity in deepwater block 34, offshore Angola. Phillips signed a production sharing agreement in September 2001. The first exploration well is scheduled for spring 2002.

  o Phillips announced in August 2001 that the Brazilian government had signed concession agreements finalizing the award of two exploration blocks. The company, bidding alone, previously placed winning bids on BM-ES-11 and BM-PAMA-3 in Brazil's third bid round held in June 2001. Both blocks are located in deep water offshore Brazil. Phillips will operate the blocks.


E&P--RESERVES

In 2001, on a barrel-of-oil-equivalent basis, Phillips replaced 135 percent of the reserves it produced during the year, compared with 1,128 percent in 2000. Excluding acquisitions and sales, production replacement in 2000 was 515 percent. The 2001 total includes replacement of 214 percent of foreign production and 99 percent of U.S. production.

U.S. reserves were about the same as the prior year-end, while foreign reserves increased 6 percent. Total worldwide proved reserves on a barrel-of-oil-equivalent basis were 5.13 billion barrels at year-end 2001. Liquids reserves increased 2 percent, while natural gas reserves increased 3 percent. Seventy-six percent of Phillips' proved reserves base is located in North America and the North Sea. From 1997 through 2001, Phillips' five-year-average barrel-of-oil-equivalent production replacement equaled 359 percent. The above amounts include Phillips' share of equity-affiliate reserves.

The company has not filed any information with any other federal authority or agency with respect to its estimated total proved reserves at December 31, 2001. No difference exists between the company's estimated total proved reserves for year-end 2000 and year-end 1999, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 2001.


DELIVERY COMMITMENTS

Phillips has future commitments to deliver fixed and determinable quantities of crude oil to customers under various supply agreements over the next three years. During the period, the company is obligated to supply a total of 155 million barrels of crude oil under long-term contracts. To fulfill these obligations, Phillips plans to use production from domestic proved reserves, which are greater than these obligations and which have estimated production levels sufficient to meet the required delivery amounts.

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

DEFS purchases raw natural gas from producers under long-term contracts and gathers natural gas through its extensive network of pipeline gathering systems. The gathered natural gas is then processed at DEFS' plants to extract natural gas liquids from the raw gas stream. The remaining "residue" gas is then marketed to electrical utilities, industrial users, and gas marketing companies. Most of the natural gas liquids are fractionated-- separated into individual components like ethane, butane and propane--and marketed as chemical feedstock, fuel, or blend stock. DEFS supplies a substantial portion of its natural gas liquids to Phillips and CPChem under a supply agreement that continues until December 31, 2014. This purchase commitment is on an "if-produced, will-purchase" basis and thus has no fixed production schedule, but has been, and is expected to be, a relatively stable purchase pattern over the term of the contract. Under this agreement, natural gas liquids are purchased at various published market index prices, less transportation and fractionation fees. DEFS also purchases raw natural gas from Phillips' E&P operations.

DEFS is headquartered in Denver, Colorado. At December 31, 2001, DEFS owned and operated 64 natural gas liquids extraction plants, and owned an equity interest in another 12. Also at year-end, DEFS' gathering systems included 57,000 miles of pipeline, and had an estimated 20 trillion cubic feet of contracted natural gas supply. In 2001, DEFS' raw natural gas throughput averaged
7.8 billion cubic feet per day, and natural gas liquids production averaged 397,000 barrels per day. DEFS' assets are primarily located in the Gulf Coast area, West Texas, Oklahoma and the Texas Panhandle, in the Rocky Mountain area, and in Western Canada.

RM&T
----

On September 14, 2001, Phillips acquired Tosco Corporation (Tosco) in a $7 billion stock transaction. Phillips acquired all of Tosco's operations, which were aligned with Phillips' RM&T segment. Through the acquisition, Phillips became one of the largest refiners in the United States, as well as one of the largest marketers of refined petroleum products. The headquarters of the company's RM&T business is in Tempe, Arizona.


REFINING

Phillips owns and operates 10 crude oil refineries in the United States having an aggregate rated crude oil refining capacity at year-end 2001 of 1,681,000 barrels per day. The company also owns a refinery in Ireland with a rated crude oil capacity of 75,000 barrels per day. Prior to the acquisition of Tosco, Phillips had three refineries: the Sweeny and Borger refineries in Texas, and the Woods Cross refinery in Utah. All other refineries discussed below were acquired in the Tosco acquisition. All RM&T production and sales statistics include the results of acquired Tosco operations after September 14, 2001.


East Coast Region

Bayway Refinery
Located on the New York Harbor in Linden, New Jersey, Bayway has a rated crude oil processing capacity of 250,000 barrels per day. Crude oil is supplied to the refinery by tanker, primarily from the North Sea and West Africa. The facility distributes its refined products to East Coast customers through pipelines, barges, railcars and trucks. Product production changes to meet seasonal demand. Gasoline is in higher demand during the summer, while in winter, the refinery optimizes operations to increase heating oil production. A 775-million-pound-per-year polypropylene plant is expected to be operational in mid-2002.

Trainer Refinery
The Trainer refinery is located in Trainer, Pennsylvania, about 10 miles southwest of the Philadelphia airport on the Delaware River. The refinery has a rated crude oil processing capacity of 180,000 barrels per day. The Bayway and Trainer refineries are operated in coordination with each other by sharing crude oil cargoes, moving feedstocks between the facilities, and sharing personnel. Trainer receives crude oil from the North Sea and West Africa. Refined products are distributed to customers in

Pennsylvania, New York and New Jersey via pipelines, barges, railcars and trucks.

Alliance Refinery
The Alliance refinery, located in Belle Chasse, Louisiana, on the Mississippi River, is about 25 miles south of New Orleans and 63 miles north of the Gulf of Mexico. The refinery has a rated crude oil processing capacity of 250,000 barrels per day. Alliance receives domestic crude oil via pipeline, and crude oil from the North Sea and West Africa via pipeline connected to the Louisiana Offshore Oil Port. The majority of the refined products are distributed to customers through the Colonial and Plantation pipeline systems.


Midwest Region

Wood River Refinery
The Wood River refinery is located in Roxana, Illinois, about
15 miles north of St. Louis, Missouri, on the east side of the Mississippi River. It is the company's largest refinery, with a rated crude oil processing capacity of 286,000 barrels per day. The facility receives domestic and foreign crude oil by pipeline. Through an offtake agreement, a significant portion of its gasoline, diesel and jet fuel is sold to a third party at the refinery for delivery via pipelines into the Upper Midwest, including the Chicago and Milwaukee metropolitan areas.
Remaining refined products are distributed to customers in the Midwest by pipeline, truck, barge and railcar.

Sweeny Refinery
The Sweeny refinery is located in Old Ocean, Texas, about
65 miles southwest of Houston. Sweeny has a rated crude oil processing capacity of 213,000 barrels per day. The refinery primarily receives crude oil through Phillips' and jointly owned terminals on the Gulf Coast, including a deepwater terminal at Freeport, Texas. Refined products are distributed throughout the Midwest and southeastern United States.

In the fourth quarter of 1998, Phillips, the Venezuelan state oil company, Petroleos de Venezuela S.A. (PdVSA), and affiliates signed agreements forming a limited partnership to construct a 58,000-barrel-per-day delayed coker and related facilities at the Sweeny refinery. Under the terms of the agreements, PdVSA supplies the refinery up to 165,000 barrels per day of Venezuelan Merey, or equivalent, crude oil. The coker unit was tied in to the facility during the third quarter of 2000, and was operational by the early part of the fourth quarter of 2000. Phillips is the operator of, and holds a 50 percent interest in, the coker through its interest in Merey Sweeny, L.P.

Borger Refinery
The Borger refinery is located in Borger, Texas, in the Texas Panhandle about 50 miles north of Amarillo. It includes a refinery and a natural gas liquids fractionation facility, as well as certain Chevron Phillips Chemical Company petrochemical operations. The rated crude oil processing capacity is 130,000 barrels per day, and the natural gas liquids fractionation capacity is 95,000 barrels per day. The refinery receives crude oil and natural gas liquids feedstocks through Phillips' pipelines from West Texas, the Texas Panhandle and Wyoming. The Borger refinery can also receive water-borne crude oil via Phillips' pipeline systems. Pipelines move refined products from the refinery to West Texas, New Mexico, Arizona, Colorado, Kansas, Nebraska and the Chicago area.

A 6,000-barrel-per-day S Zorb sulfur-removal facility began operating in 2001 at the Borger refinery. The facility was built to demonstrate the company's S Zorb Sulfur Removal Technology for gasoline. This unit also helps position the refinery for low-sulfur gasoline compliance. In October 2000, Phillips announced the discovery and development of an advanced sulfur removal technology for diesel fuels. Like S Zorb for gasoline, S Zorb for diesel significantly lowers the sulfur content of diesel fuels by using a proprietary refining process. Pilot plant testing is under way.


West Coast Region

Los Angeles Refinery
The Los Angeles refinery is composed of two linked facilities located about five miles apart in Carson and Wilmington, California, about 15 miles southeast of Los Angeles International airport. Carson serves as the front-end of the refinery by processing crude oil, and Wilmington serves as the back-end by upgrading product. The refinery has a rated crude oil processing capacity of 132,000 barrels per day. The refinery receives domestic crude oil via pipeline from California and foreign and domestic crude oil by tanker through proprietary and third-party terminals in the Port of Los Angeles. Refined products are distributed to customers in southern California, Nevada and Arizona by pipelines, railcars and trucks.

San Francisco Area Refinery
The San Francisco Area refinery is composed of two linked facilities located about 200 miles apart. The Santa Maria facility is located in Arroyo Grande, California, about 200 miles south of San Francisco, while the Rodeo facility is in the San Francisco Bay area. The refinery's rated crude oil processing capacity is 120,000 barrels per day. Both the Santa Maria and Rodeo facilities have calciners to upgrade the value of the coke that is produced. The refinery receives crude oil from central California, including the Elk Hills oil field, and foreign crude oil by tanker. Semi-refined liquid products from the Santa Maria facility are sent by pipeline to the Rodeo facility for upgrading to finished petroleum products. The refinery normally produces primarily California Air Resources Board gasoline, and has also begun to produce gasoline without MTBE (methyl-tertiary butyl ether) by using ethanol to meet federal-mandated oxygenate requirements. Refined products are distributed by pipelines, railcars, trucks and barges.

Ferndale Refinery
The Ferndale refinery in Ferndale, Washington, is about 20 miles south of the United States-Canada border on Puget Sound. The refinery has a rated crude oil processing capacity of 95,000 barrels per day. The refinery receives crude oil primarily from the Alaska North Slope, with secondary sources supplied by Canada or the Far East. Ferndale operates a deepwater dock that is capable of taking in full tankers bringing North Slope crude oil from Valdez, Alaska. The refinery is also connected to the Transmountain crude oil pipeline that originates in Canada. Most refined products are distributed by pipeline and barge to major markets in the Northwest United States.

Woods Cross Refinery
The Woods Cross refinery is located near Salt Lake City, Utah.
It has a rated crude oil processing capacity of 25,000 barrels per day. The refinery receives crude oil via pipelines from Canada, Colorado and southern Wyoming, and by truck from southern Utah. The facility distributes its refined products to customers throughout Utah and Idaho via pipeline, truck and railcar.


International

Whitegate Refinery
The Whitegate refinery is located in Cork, Ireland. Whitegate is Ireland's only refinery, and has a rated crude oil processing capacity of 75,000 barrels per day. The company operates a deepwater crude oil and products storage complex in Bantry Bay, Ireland. Refined products are distributed in southern Ireland by tanker truck and barge.

Supply and Output

The average purchase cost of a barrel of crude oil delivered to the company's refineries in 2001 was $21.20, 27 percent lower than $29.03 per barrel in 2000. Forty-two percent of the crude oil processed by the U.S. refineries in 2001 was supplied from the United States (including both Phillips-produced oil and third-party production), with the remainder provided from Venezuela, Saudi Arabia, West Africa, the North Sea, Canada, and other countries in the Middle East, Far East and South America. Sources of crude oil in 2002 are expected to be similar to those in 2001.

Phillips' refineries produce a variety of petroleum products, including gasoline, distillates (which include diesel fuel, heating oil and kerosene), aviation gasoline, jet fuel, solvents and petrochemical feedstocks. Gasoline and distillates are the most significant part of RM&T's product slate.

Total output from refining operations averaged 907,000 barrels per day in 2001, compared with 527,000 barrels per day in 2000.
The increase was primarily due to the Tosco acquisition in September 2001.


MARKETING

As with its refining operations, Phillips' marketing operations were significantly increased with the acquisition of Tosco. Gasoline is now marketed through more than 12,000 outlets in 46 states. About half of these are branded Phillips 66 outlets, while the remaining outlets feature the Circle K, 76, Exxon and Mobil brands. Phillips has the right to use the Exxon and Mobil brands in certain areas for up to 10 years, beginning in February 2000. Phillips also has the use of the Coastal brand in 14 states until 2011.


Wholesale

In its wholesale operations, the company utilizes a network of marketers and dealers operating approximately 9,500 outlets. Phillips also buys and sells petroleum products in spot markets. Phillips' refined products are marketed on both a branded and unbranded basis.

In addition to automotive gasoline, Phillips also produces and markets aviation gasoline, which is used by smaller, piston-engine aircraft. Aviation gasoline and jet fuel are sold through independent marketers at nearly 700 branded locations in the United States.

Phillips manufactures and markets lubricants under the Phillips
66, 76 and Kendall brands. These lubricants are sold by marketers, mass merchandise stores, fast lubes, tire stores, automotive dealers, and convenience stores.


Retail

Phillips operates almost 2,100 convenience stores under the Circle K brand in 18 states. Key areas for the Circle K brand include Arizona, the West Coast, and the Southeast. Gasoline is sold at approximately 1,800 Circle K stores under the 76, Exxon and Mobil brands. Retail fuel is sold under the Exxon and Mobil brands in the northeast United States. Phillips also owns approximately 100 retail fuel and merchandise outlets employing the Coastal brand.

Phillips also owns and markets merchandise through the Kicks 66 brand convenience stores through about 300 sites in the Midcontinent region. All of the Kicks 66 sites sell gasoline under the Phillips 66 brand.


Sales Volumes

RM&T's total gasoline sales volumes in the United States were 561,000 barrels per day in 2001, an 81 percent increase from 310,000 barrels per day in 2000. Sales of branded gasoline were 365,000 barrels per day in 2001. Total distillates sales volumes were 271,000 barrels per day in 2001, 98 percent higher than 137,000 barrels per day in 2000. Aviation fuels sales accounted for 43,000 barrels per day in 2001, while natural gas liquids sales were 113,000 barrels per day, both amounts about the same as in 2000. In total, RM&T petroleum products sales in the United States, from both Phillips' refinery output and purchased product, averaged 1,136,000 barrels per day in 2001, compared with 647,000 barrels per day in 2000. All increases noted above were primarily due to the Tosco acquisition.

TRANSPORTATION

Pipelines

Phillips' RM&T segment owns or has an interest in approximately 6,400 miles of common-carrier crude oil, raw natural gas liquids and products pipeline systems, of which approximately 5,600 miles are company operated. Various companies in which Phillips' RM&T segment owns an equity interest have approximately
10,000 additional miles of pipeline.


Tankers

Phillips' RM&T segment has three 600,000-barrel crude oil tankers under charter that are being utilized to deliver heavy Venezuelan crude oil to the Sweeny refinery for use in connection with the coker installed in 2000. The company has four 700,000-barrel crude oil tankers under charter that are primarily being utilized to deliver crude oil from a Nova Scotia, Canada, storage location to Phillips' East Coast refineries. The company has two 1,000,000-barrel crude oil tankers under charter that are being utilized to deliver North Sea and West African crude oil to Phillips' East Coast and Gulf Coast refineries. Phillips also has a 300,000-barrel ocean-going barge under charter moving refined products to the company's West Coast refineries.
Phillips has agreements for the long-term chartering of five crude oil tankers that are currently under construction.
Delivery is expected in the third and fourth quarters of 2003. Two of these are 600,000-barrel tankers, and three are 1,000,000-barrel tankers. The term of the agreement is 12 years from date of delivery. Phillips plans to utilize the tankers in its East Coast refining operations.


Chemicals
---------

On July 1, 2000, Phillips and ChevronTexaco combined their worldwide chemicals businesses, excluding ChevronTexaco's Oronite business, into a new company, Chevron Phillips Chemical
Company LLC (CPChem). In addition to contributing the assets and operations included in the company's Chemicals segment, Phillips also contributed the natural gas liquids business associated with its Sweeny complex. Phillips and ChevronTexaco each own
50 percent of CPChem. Phillips uses the equity method of accounting for its investment in CPChem.

CPChem, headquartered in Houston, Texas, has 33 production facilities and seven research and technology centers. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals such as ethylene, propylene, styrene, benzene and paraxylene. These products are then marketed and sold, or used as feedstocks to produce plastics and specialty chemicals.

CPChem's major domestic facilities are located at Baytown, Borger, Conroe, Orange, Pasadena, Port Arthur and Old Ocean, Texas; St. James, Louisiana; Pascagoula, Mississippi; Marietta, Ohio; and Guayama, Puerto Rico. CPChem has 10 plastic pipe and two pipe fittings plants in nine states.

Major international facilities are located or under construction in Belgium, China, Saudi Arabia, Singapore, South Korea and
Qatar.  There are two plastic pipe plants in Mexico.

Construction continued in Qatar on a major olefins and polyolefins complex, named Q-Chem I. The facility is designed to have an annual capacity of 1.1 billion pounds of ethylene, 1 billion pounds of polyethylene and 100 million pounds of hexene-1. The complex, located in Mesaieed, Qatar, is expected to start up in late 2002. CPChem has a 49 percent interest, with a Qatar state-firm owning the remaining 51 percent interest. CPChem also signed an agreement for the development of a complex to be built in Ras Laffan, Qatar, named Q-Chem II. The facility will be an integrated ethylene and polyethylene complex.
Q-Chem II is scheduled for completion in 2007.

Prompted by market conditions and a continual effort to maximize operations, CPChem shutdown several plants in 2001, including an olefins unit, a plastic pipe plant, and a significant portion of an aromatics complex in Puerto Rico. In addition, two smaller high-density polyethylene reactors on the Texas Gulf Coast were shutdown in the first quarter of 2002.

A brief description of CPChem's major product lines follows.

Olefins and Polyolefins

Ethylene: Ethylene is a simple olefin used primarily to produce plastics, such as polyethylene. Ethylene is produced at Old Ocean, Port Arthur and Baytown, Texas. CPChem's net annual capacity at December 31, 2001, was 7.6 billion pounds per year.

Polyethylene: Polyethylene comes in different forms, including high-density, low-density and linear low-density. Polyethylene is used to make a wide variety of plastic products, including trash bags, milk jugs, bottles and plastic films. Polyethylene is produced at Pasadena, Baytown, and Orange, Texas, as well as in China and Singapore. CPChem's net annual capacity at December 31, 2001, was 5.2 billion pounds.

Plastic Pipe: Polyethylene is used to manufacture plastic pipe and pipe fittings for applications that include gas distribution, municipal water and sewer lines, and fiber optic conduit.
Plastic pipe is produced at 10 plants in the United States and two plants in Mexico. Pipe fittings are produced at two plants in the United States. CPChem's net annual capacity at December 31, 2001, was 614 million pounds.


Aromatics

Styrene: Styrene, produced from benzene and ethylene, is used as a feedstock for polystyrene and other applications. Styrene is produced at St. James, Louisiana. CPChem's net annual capacity at December 31, 2001, was 1.7 billion pounds.

Benzene: Benzene is used to make cumene, cyclohexane, styrene and other products. Benzene is produced at Pascagoula, Mississippi;
Port Arthur, Texas; and in Saudi Arabia. CPChem's net annual capacity at December 31, 2001, was 2.6 billion pounds.

Cyclohexane: Cyclohexane is a derivative of benzene that is used as a feedstock for nylon. It is produced at Port Arthur, Texas, and in Saudi Arabia. CPChem markets all of its own cyclohexane production, as well as that of its affiliates. CPChem's net annual capacity at December 31, 2001, was 580 million pounds. In addition, CPChem markets cyclohexane production from Phillips' Sweeny and Borger complexes.

Paraxylene: Paraxylene is an aromatic used as a feedstock for polyester. It is produced at Guayama, Puerto Rico, and Pascagoula, Mississippi. CPChem's net annual capacity at December 31, 2001, was 1.6 billion pounds.


Specialty Chemicals and Plastics

Normal Alpha Olefins: Normal alpha olefins can be custom blended for special applications and are used extensively as polyethylene comonomers and in plasticizers, synthetic motor oils and lubricants. Normal alpha olefins are produced at Baytown, Texas.
CPChem's net annual capacity at December 31, 2001, was
1.3 billion pounds.

K-Resin: K-Resin is a styrene-butadiene copolymer used to produce a clear, shatter-resistant resin. It is produced at the Houston Chemical Complex (HCC) in Pasadena, Texas, and in South Korea. The K-Resin plant at HCC, shut down since an explosion and fire in March 2000, resumed limited production in December 2001. The restart came with the completion of Phase 1 of a three-part rebuilding effort. Throughout the process there has been a major emphasis on safety. Phases 2 and 3 are expected to be completed in 2002, restoring annual production capacity at this facility to 335 million pounds. CPChem also has a net annual capacity of 69 million pounds at a plant in Yochon, South Korea.

Polystyrene: Polystyrene is a thermoplastic polymer used in cups, disposable cameras, disposable signs, and other applications. It is produced at Marietta, Ohio, and in China. CPChem's net annual capacity at December 31, 2001, was 990 million pounds.

CPChem has research facilities in Oklahoma, Ohio, California, and Texas, as well as in Singapore and Brussels, Belgium.


COMPETITION

Phillips competes with private, public and state-owned companies in all facets of the petroleum and chemicals businesses. Many of the company's competitors are larger and have substantially greater resources. Each of the segments in which Phillips operates is highly competitive. No single competitor, or small group of competitors, dominates any of Phillips' business lines.

Upstream, the company's E&P segment competes with numerous other companies in the industry to locate and obtain new sources of supply, and to produce oil and natural gas in an efficient and cost-effective manner. Based on reserves statistics published in the October 1, 2001, issue of the Oil and Gas Journal, Phillips had the seventh-largest total of worldwide reserves of non-state-owned companies. The company delivers its oil and natural gas production into the worldwide oil and natural gas commodity markets. The principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; and economic analysis in connection with property acquisitions. The company's GPM segment, through its investment in DEFS, competes with numerous other integrated petroleum companies, as well as natural gas transmission and distribution companies, to deliver the components of natural gas to end users in the commodity natural gas markets. DEFS is one of the largest producers of natural gas liquids in the United States, based on the July 2, 2001, Gas Processors Report. DEFS' principle methods of competing include economically securing the right to purchase raw natural gas into its gathering systems, managing the pressure of those systems, operating efficient natural gas liquids processing plants, and securing markets for the products produced.

Downstream, the company's RM&T segment competes primarily in the United States. Based on the statistics published in the December 24, 2001, issue of the Oil and Gas Journal, Phillips had the second-largest U.S. refining capacity of about 20 large refiners of petroleum products. In the Chemicals' segment, through its investment in CPChem, the company generally ranks in the middle of about ten major competitors, based on ethylene, polyethylene, paraxylene and styrene production capacity at year-end 2000, as published by Chem Systems. Petroleum products are primarily delivered into the U.S. commodity markets, while petrochemicals and plastics are delivered into the worldwide commodity markets. Elements of downstream competition include product improvement, new product development, low-cost structures, and manufacturing and distribution systems. In the marketing portion of the business, competitive factors include product properties and processibility, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to Phillips' or CPChem's branded products.

The company's structure is well-integrated vertically--with businesses ranging from feedstocks to plastic pipe--which helps ensure markets for certain products. The company's joint-venture strategy for its GPM and Chemicals businesses has not affected the benefits of vertical integration. Phillips does not currently plan to exit these business lines, and intends to secure feedstock supplies so that current operations may be maintained in a competitive manner.


GENERAL

Phillips' safety recordable incident rate for 2001 was 1.77 per 200,000 man-hours, compared with the 2000 rate of 1.56. The increase in 2001 was the result of the significant increase in retail marketing employees due to the Tosco acquisition.

At the end of 2001, Phillips held a total of 1,393 active patents in 54 countries worldwide, including 556 active U.S. patents. During 2001, the company received 43 patents in the United States and 66 foreign patents. The company's products and processes were licensed in 40 countries at year-end 2001, resulting in licensing revenues of $15 million in 2001. On July 1, 2000, Phillips transferred patents and licenses related to its chemicals and plastics operations to CPChem. The overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.

Company-sponsored research and development activities charged against earnings were $44 million, $43 million and $50 million in 2001, 2000 and 1999, respectively.

The environmental information contained in Management's
Discussion and Analysis on pages 76 through 80 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2001 and those expected for 2002 and 2003.

International and domestic political developments and government regulation at all levels are prime factors that may materially affect the company's operations. Such political developments and regulation may affect prices, production levels, allocation and distribution of raw materials and products, including their import, export and ownership; the amount of tax and timing of payment; and the cost and compliance for environmental protection. The occurrences and effect of such events are not predictable.


Item 3.  LEGAL PROCEEDINGS

The following is a description of legal proceedings involving governmental authorities under federal, state, local, or foreign laws regulating the discharge of materials into the environment. Such proceedings are reported pursuant to the U.S. Securities and Exchange Commission's regulations.

On March 27, 2000, a butadiene tank in the K-Resin plant purification area of the Houston Chemical Complex failed, resulting in a fire that claimed the life of a Phillips employee and caused burns or injuries to other Phillips and contractor employees. On September 21, 2000, the Occupational Safety and Health Administration issued citations to Phillips and Chevron Phillips Chemical Company, L.P., the then and now current owner of the Houston Chemical Complex. These citations were settled on December 31, 2001, by the payment of $2,169,500 in penalties.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

              EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          Officer
     Name                   Position Held           Age*   Since
     ----                   -------------           ---   -------

E. L. Batchelder    Vice President and Chief         54     1999
                      Information Officer

John A. Carrig      Senior Vice President and        50     1993
                      Chief Financial Officer

Dodd W. DeCamp      Senior Vice President            46     2000
                      Worldwide Exploration

John E. Lowe        Senior Vice President Corporate  43     1999
                      Strategy and Development

Kevin O. Meyers     Executive Vice President         48     2000
                      Alaska Production and
                      Operations

J. C. Mihm          Senior Vice President            59     1988
                      Technology and Project
                      Development

J. J. Mulva         Chairman of the Board of         55     1985
                      Directors and Chief
                      Executive Officer

M. J. Panatier      Executive Vice President         53     2001
                      Refining, Marketing and
                      Transportation

B. Z. Parker        Executive Vice President         54     1997
                      Worldwide Production and
                      Operations

Robert A. Ridge     Vice President Health,           53     2000
                      Environment and Safety

J. Bryan Whitworth  Executive Vice President,        63     1981
                      General Counsel and
                      Chief Administrative
                      Officer


------------------------
*On March 1, 2002.

There is no family relationship among the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 6, 2002. Set forth below is information concerning the executive officers.

E. L. Batchelder was appointed Vice President and Chief
Information Officer in 1999. Previous to accepting this position, he served as Finance Manager of the company's gas gathering, processing and marketing operations since 1994.

John A. Carrig was appointed Senior Vice President and Chief
Financial Officer in 2001, after having served as Senior Vice
President, Treasurer and Chief Financial Officer since 2000, and
Vice President and Treasurer since 1996.

Dodd W. DeCamp was appointed Senior Vice President of Worldwide Exploration in 2001, having served previously as Vice President of Worldwide Exploration since 2000. Prior to joining Phillips directly from Atlantic Richfield Company (ARCO) in 2000, he served with ARCO as Vice President of Exploration since 1997 and Vice President of Corporate Planning since 1996.

John E. Lowe was appointed Senior Vice President Corporate Strategy and Development in 2001, after serving as Senior Vice President of Planning and Strategic Transactions since 2000. In 1999, he was named Vice President of Planning and Strategic Transactions, after having served as Manager of Strategic Growth Projects earlier in that year. Prior to that, he was Supply Chain Manager in refining, marketing and transportation in 1997 and served in treasury as manager of finance in 1996.

Kevin O. Meyers was appointed Executive Vice President of Alaska Production and Operations in 2001, having previously served as Senior Vice President of Alaska Production and Operations since 2000. Prior to joining Phillips directly from ARCO in 2000, he served with ARCO in various senior management positions responsible for Alaska production and operations since 1996.

J. C. Mihm was appointed Senior Vice President of Technology and Project Development in 2000. He previously served as Senior Vice President of Downstream Technology and Project Development since 1999, and Senior Vice President of Corporate Technology since 1994.

J. J. Mulva is Chairman of the Board of Directors and Chief Executive Officer of the company, a position he assumed in October 1999. Previously, he was elected Vice Chairman of the Board of Directors, President, and Chief Executive Officer in June 1999. Prior to that, he was President and Chief Operating Officer since 1994.

M. J. Panatier was appointed Executive Vice President and Chief Operating Officer of the company's refining, marketing and transportation operations in 2001, after previously serving as Vice Chairman of Duke Energy Field Services, the company's gas gathering, processing and marketing joint-venture company. Prior to joining Duke Energy Field Services, he served as Senior Vice President of Phillips' gas gathering, marketing and processing business since 1998, and as operations manager for the same business since 1992.

B. Z. Parker was appointed Executive Vice President for Worldwide Production and Operations (with the exception of Alaska) in 2000. Previously, he served as Executive Vice President of downstream operations since 1998, Senior Vice President of Refining, Marketing and Transportation since 1997, and managing director of Phillips' Norway operations since 1996.

Robert A. Ridge was appointed Vice President of Health,
Environment and Safety in 2001. Previously, he was the general manager of the Sweeny business unit since 1994.

J. Bryan Whitworth was appointed Executive Vice President,
General Counsel and Chief Administrative Officer in 2001.
Previously, he served as Senior Vice President, General Counsel and Government Relations since 1996.

                            PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Quarterly Common Stock Prices and Cash Dividends Per Share

                                      Stock Price
                                 ---------------------
                                   High            Low  Dividends
                                 ---------------------  ---------
2001
First                            $59.00          51.70        .34
Second                            68.00          52.78        .34
Third                             59.86          50.00        .36
Fourth                            60.95          50.66        .36
-----------------------------------------------------------------

2000
First                            $47.13          35.94        .34
Second                            57.69          45.50        .34
Third                             70.00          46.81        .34
Fourth                            68.25          51.50        .34
-----------------------------------------------------------------

Closing Stock Price at December 31, 2001                   $60.26
Number of Stockholders of Record at February 28, 2002      54,195
-----------------------------------------------------------------


Phillips' common stock is traded primarily on the New York, Pacific and Toronto stock exchanges.

Item 6.  SELECTED FINANCIAL DATA

                       Millions of Dollars Except Per Share Amounts
                       --------------------------------------------
                           2001     2000     1999     1998     1997
                       --------------------------------------------
Sales and other
  operating revenues    $26,729   22,690*  15,396*  13,208*  16,545*
Income before
  extraordinary item
  and cumulative
  effect of change in
  accounting principle    1,643    1,862      609      237      959
    Per common share
      Basic                5.61     7.32     2.41      .92     3.64
      Diluted              5.57     7.26     2.39      .91     3.61
Net income                1,661    1,862      609      237      959
    Per common share
      Basic                5.67     7.32     2.41      .92     3.64
      Diluted              5.63     7.26     2.39      .91     3.61
Pro forma income before
  extraordinary item
  assuming the new
  turnaround accounting
  method is applied
  retroactively           1,643    1,851      609      242      971
    Per common share
      Basic                5.61     7.27     2.41      .94     3.69
      Diluted              5.57     7.22     2.39      .93     3.66
Pro forma net income
  assuming the new
  turnaround accounting
  method is applied
  retroactively           1,633    1,851      609      242      971
    Per common share
      Basic                5.57     7.27     2.41      .94     3.69
      Diluted              5.54     7.22     2.39      .93     3.66
Total assets             35,217   20,509   15,201   14,216   13,860
Long-term debt            8,645    6,622    4,271    4,106    2,775
Company-obligated
  mandatorily
  redeemable preferred
  securities of
  Phillips 66 Capital
  Trusts I and II           650      650      650      650      650
Cash dividends declared
  per common share         1.40     1.36     1.36     1.36     1.34
-------------------------------------------------------------------
*Restated to include excise taxes on petroleum products sales.


See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

March 15, 2002

Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," beginning on page 91.


RESULTS OF OPERATIONS

Consolidated Results

A summary of the company's net income by business segment follows:

                                            Millions of Dollars
                                          -----------------------
                                            2001     2000    1999
Years Ended December 31                   -----------------------

Exploration and Production (E&P)          $1,699    1,945     570
Gas Gathering, Processing and
  Marketing (GPM)                            101      139     104
Refining, Marketing and
  Transportation (RM&T)                      438      275      84
Chemicals                                   (128)     (46)    164
Corporate and Other                         (449)    (451)   (313)
-----------------------------------------------------------------
Net income                                $1,661    1,862     609
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

                                            Millions of Dollars
                                          -----------------------
                                          2001      2000     1999
Years Ended December 31                   -----------------------

Property impairments*                     $(25)      (95)     (34)
Net gains on asset sales                    16       164       73
Pending claims and settlements              25       (16)      35
Equity companies' special items**          (67)      (98)       -
Extraordinary item                         (10)        -        -
Cumulative effect of accounting change      28         -        -
Other items                                (15)       (9)     (13)
-----------------------------------------------------------------
Total special items                       $(48)      (54)      61
=================================================================
 *See Note 9 to the financial statements for additional
  information.
**Primarily property impairments recorded by the company's chemicals joint venture.


Excluding the special items listed above, the company's net operating income by business segment was:

                                             Millions of Dollars
                                           ----------------------
                                             2001    2000    1999
Years Ended December 31                    ----------------------

E&P                                        $1,693   1,865     526
GPM                                           101     138     105
RM&T                                          449     281      91
Chemicals                                    (106)     53     146
Corporate and Other                          (428)   (421)   (320)
-----------------------------------------------------------------
Net operating income                       $1,709   1,916     548
=================================================================


2001 vs. 2000

Phillips' net income was $1,661 million in 2001, an 11 percent decline from record net income of $1,862 million in 2000. Special items reduced net income $48 million in 2001 and $54 million in 2000. After excluding special items, net operating income was $1,709 million in 2001, compared with $1,916 million in 2000.

The 11 percent decrease in net operating income in 2001 was primarily attributable to lower results from the E&P, GPM and Chemicals segments. The E&P segment's results were negatively affected by a 17 percent decrease in its average crude oil price in 2001, while GPM results decreased due to lower natural gas liquids prices. The Chemicals segment continued to experience a difficult market environment in 2001, marked by low product margins and industry overcapacity resulting in reduced output.

RM&T's net operating income increased 60 percent in 2001, reflecting improved petroleum products margins, as well as the acquisition of Tosco Corporation in September 2001. See Note 3--
Acquisition of Tosco Corporation in the Notes to Financial
Statements for additional information on the acquisition.


2000 vs. 1999

Phillips' net income was $1,862 million in 2000, compared with $609 million in 1999. Special items reduced net income
$54 million in 2000, while benefiting 1999 net income by $61 million. After excluding special items, net operating income was $1,916 million in 2000, compared with $548 million in 1999.

The 250 percent increase in 2000 net operating income, compared with 1999, was the result of higher earnings in Phillips' E&P, GPM and RM&T segments. The E&P segment benefited from an 89 percent increase in crude oil production, mainly the result of the company's acquisition of Atlantic Richfield Company's (ARCO) Alaska businesses in late-April 2000. The E&P segment also benefited from significantly higher crude oil and natural gas prices--up 62 percent and 46 percent, respectively, over 1999 levels. The GPM segment's net operating income increased
31 percent in 2000, primarily reflecting higher natural gas liquids prices.

RM&T's net operating income increased 209 percent in 2000, compared with 1999, mainly due to higher refining margins for gasoline and distillates and a reduction in last-in, first-out inventories, partly offset by increased fuel and utility costs at the refineries. Chemicals net operating income decreased
64 percent in 2000, reflecting weak margins in most major product lines, along with higher fuel and utility costs. Corporate costs increased 32 percent in 2000, primarily due to higher interest expense and higher foreign currency transaction losses, compared with 1999.


Income Statement Analysis

2001 vs. 2000

On September 14, 2001, Phillips closed on the acquisition of Tosco Corporation (Tosco). Accordingly, Phillips' consolidated income statement for the year ended December 31, 2001, includes activity related to Tosco after September 14. This transaction significantly increased operating revenues, purchase costs, and other income statement line items. See Note 3--Acquisition of

Tosco Corporation in the Notes to Financial Statements for additional information.

On March 31, 2000, Phillips and Duke Energy Corporation (Duke Energy) contributed their midstream gas gathering, processing and marketing businesses to Duke Energy Field Services, LLC (DEFS). Effective July 1, 2000, Phillips and Chevron Corporation, which, following its merger with Texaco Inc. was renamed ChevronTexaco Corporation (ChevronTexaco), contributed their chemicals businesses, excluding ChevronTexaco's Oronite business, to Chevron Phillips Chemical Company LLC (CPChem). Both of these joint ventures are being accounted for using the equity method of accounting, which significantly affects how the GPM and Chemicals segments' operations are reflected in Phillips' consolidated income statement. Under the equity method of accounting, Phillips' share of a joint venture's net income is recorded in a single line item on the income statement: "Equity in earnings of affiliated companies." Correspondingly, the other income statement line items (for example, operating revenues, operating costs, etc.) include activity related to the GPM and Chemicals operations only up to the effective dates of the joint ventures.

Sales and other operating revenues increased 18 percent in 2001, primarily due to the Tosco acquisition and increased crude oil production. These items were partially offset by the use of equity-method accounting for the DEFS and CPChem joint ventures, as well as a reduction in revenues attributable to certain non-core assets sold at year-end 2000. The company now includes excise taxes on the sale of petroleum products in operating revenues, with the corresponding expense included in taxes other than income taxes. All prior periods presented have been restated to reflect this change in presentation.

Equity in earnings of affiliated companies decreased 64 percent in 2001. In the 2001 period, Phillips incurred a before-tax equity loss from its investment in CPChem of $240 million.
CPChem continued to face a difficult market environment in 2001. See the discussion of the Chemicals segment's results of operations for additional information. Phillips' equity earnings related to DEFS were higher in 2001, as a result of a full year's activity in 2001, compared with only nine months in 2000. Equity earnings in 2001 benefited from a full year's operations at Merey Sweeny, L.P., a 50-percent-owned equity company that owns and operates the coker unit at the Sweeny, Texas, refinery.

Other revenues decreased 65 percent in 2001, primarily attributable to lower net gains on asset sales in 2001 compared with 2000.

Purchased crude oil and products increased 20 percent in 2001, mainly the result of the Tosco acquisition. The Tosco impact was partially offset by the use of equity-method accounting for the DEFS and CPChem joint ventures, along with lower crude oil acquisition costs at the company's heritage refineries.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the general administrative, geological, geophysical and lease rentals component (G&G) of exploration expenses. Controllable costs, adjusted to exclude G&G, increased 30 percent in 2001. The increase was primarily due to the impact of the Tosco acquisition, along with higher costs in the company's Alaska E&P operations, which were owned and operated for a full year in 2001. These items were partially offset by the use of equity-method accounting for the DEFS and CPChem joint ventures.

Exploration expenses were 3 percent higher in 2001, reflecting higher G&G and leasehold impairments, partially offset by lower foreign dry hole costs.

Depreciation, depletion and amortization (DD&A) increased
18 percent in 2001, reflecting the impact of the Tosco acquisition and a full year's DD&A associated with the Alaska operations acquired in April and August of 2000. These items were partly offset by the use of equity-method accounting for the DEFS and CPChem joint ventures, and a reduction in DD&A resulting from asset dispositions in late 2000. Phillips recorded property impairments of $26 million in 2001, compared with $100 million in 2000. See Note 9--Property Impairments in the Notes to Financial Statements for additional information on property impairments.

Taxes other than income taxes increased 40 percent in 2001, reflecting higher excise taxes on petroleum products sales, mainly due to the Tosco acquisition. Production and property taxes were also higher in 2001, primarily the result of a full year's ownership and production in Alaska.

The company added a new line to its income statement in 2001 to disclose the accretion of discounted liabilities. The amount of $14 million in 2001 relates to environmental obligations acquired in the Alaska and Tosco acquisitions.

Interest expense decreased 8 percent in 2001, as Phillips benefited from lower short-term interest rates and higher interest amounts being capitalized--mainly related to projects in Alaska, the Timor Sea and Venezuela, partially offset by the interest associated with debt acquired in the Tosco acquisition.

Foreign currency losses of $11 million were incurred in 2001, compared with losses of $58 million in 2000. Preferred dividend requirements were unchanged in 2001 from 2000.


2000 vs. 1999

Sales and other operating revenues increased 47 percent in 2000, compared with 1999. The increased revenues reflect higher sales prices in 2000 for petroleum products, crude oil and natural gas, as well as the impact of significantly higher crude oil production and sales volumes resulting from the Alaska acquisition. These benefits were partially offset by the reduction in operating revenues as a result of using the equity method of accounting for the new DEFS and CPChem joint ventures.

Equity in earnings of affiliated companies increased 13 percent in 2000, compared with 1999, primarily due to the formation of the DEFS and CPChem joint ventures in 2000. Other revenues increased 54 percent in 2000, reflecting a higher net gain on asset sales in 2000. Major asset sales in 2000 included the company's coal operations and the Zama operations in Canada.

Total costs and expenses increased 33 percent in 2000, compared with 1999, primarily due to higher purchase prices for crude oil and petroleum products and the impact of the Alaska acquisition, partially offset by the use of the equity method of accounting for the DEFS and CPChem joint ventures.

Segment Results

E&P
                                       2001       2000       1999
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                           $1,699      1,945        570
Less special items                        6         80         44
-----------------------------------------------------------------
Net operating income                 $1,693      1,865        526
=================================================================

                                           Dollars Per Unit
                                     ----------------------------
Average Sales Prices
Crude oil (per barrel)
    United States                    $23.57      28.83      15.64
    Foreign                           24.16      28.42      18.26
    Total consolidated                23.77      28.65      17.69
    Equity affiliate in Venezuela     12.36          -          -
    Worldwide                         23.74      28.65      17.69
Natural gas--lease
  (per thousand cubic feet)
    United States                      3.56       3.47       2.03
    Foreign                            2.60       2.56       2.37
    Worldwide                          3.23       3.13       2.15
-----------------------------------------------------------------

Average Production Costs Per
  Barrel of Oil Equivalent
United States                        $ 5.52       5.27       4.16
Foreign                                2.70       2.85       3.27
Total consolidated                     4.60       4.29       3.66
Equity affiliate in Venezuela          2.74          -          -
Worldwide                              4.60       4.29       3.66
-----------------------------------------------------------------

Finding and Development Costs Per
  Barrel of Oil Equivalent
United States                        $ 5.15       2.78       5.08
Foreign*                               6.80       1.17       4.72
Worldwide*                             5.97       2.41       4.81
-----------------------------------------------------------------
*Includes Phillips' share of equity affiliate.

                                          Millions of Dollars
                                     ----------------------------
Worldwide Exploration Expenses
General administrative; geological
  and geophysical; and lease rentals $  207        168        133
Leasehold impairment                     51         39         24
Dry holes                                48         91         68
-----------------------------------------------------------------
                                     $  306        298        225
=================================================================

                                       2001       2000       1999
                                     ----------------------------
                                      Thousands of Barrels Daily
                                     ----------------------------
Operating Statistics
Crude oil produced
  United States                         373        241         50
  Norway                                117        114         99
  United Kingdom                         19         25         34
  Nigeria                                30         24         20
  China                                  11         12         10
  Canada                                  1          6          7
  Timor Sea                               6          7          5
  Denmark                                 3          4          4
  Venezuela                               1          4          2
-----------------------------------------------------------------
  Total consolidated                    561        437        231
  Equity affiliate in Venezuela           2          -          -
-----------------------------------------------------------------
                                        563        437        231
=================================================================

Natural gas liquids produced
  United States*                         26         20          2
  Norway                                  5          5          4
  Other areas                             4          4          5
-----------------------------------------------------------------
                                         35         29         11
=================================================================
*For 2001 and 2000, includes 15,000 and 12,000 barrels per day in Alaska, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Natural gas produced*
  United States                         917        928        950
  Norway                                130        136        126
  United Kingdom                        178        214        220
  Canada                                 18         83         91
  Nigeria                                41         33          6
  Australia                              51          -          -
-----------------------------------------------------------------
                                      1,335      1,394      1,393
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales             126        125        123
-----------------------------------------------------------------

2001 vs. 2000

Net operating income from Phillips' E&P segment decreased
9 percent in 2001, as the positive impact of increased crude oil production was more than offset by lower crude oil prices, and, to a lesser extent, lower natural gas production due mainly to asset dispositions in Canada.

Phillips' average worldwide crude oil sales price was $23.74 per barrel in 2001, a 17 percent decrease from $28.65 in 2000. Crude oil prices have generally trended lower since peaking in the fourth quarter of 2000. Slowing demand growth due to the global economic slowdown and concern over worldwide production and storage levels contributed to the slide in crude prices in 2001. Natural gas prices began 2001 at historically high levels, but also trended lower during the remainder of the year, with the company's December 2001 average price at $2.34 per thousand cubic feet. The company expects that its average natural gas sales price in the first quarter of 2002 will be significantly lower than the $4.90 per thousand cubic feet reported in the first quarter of 2001.

Phillips' proved reserves at year-end 2001 were 5.13 billion barrels of oil equivalent, a 2 percent increase over 5.02 billion barrels at year-end 2000. Phillips replaced 135 percent of its worldwide hydrocarbon production in 2001, and has replaced an average of 359 percent over the last five years.


2000 vs. 1999

Net operating income from Phillips' E&P segment increased
255 percent in 2000, compared with 1999. The increase reflects higher sales prices for crude oil and natural gas, higher crude oil production as a result of the Alaska acquisition, and higher production from the Norwegian North Sea.

Phillips' average worldwide crude oil price was $28.65 per barrel in 2000, compared with $17.69 in 1999. Crude oil prices trended upward through most of 2000 on demand growth, limited worldwide supply, and, in the fall of 2000, on concern over heating fuel stock levels heading into the winter months. Crude oil price levels eased somewhat late in 2000, as major crude oil exporting countries increased output and global demand growth began to slow.

E&P's proved reserves at year-end 2000 were 5.02 billion barrels of oil equivalent, more than double the year-end 1999 level of
2.23 billion barrels. The sharp increase was primarily the result of the Alaska acquisition, as well as the recording of net proved reserves associated with the equity-affiliate Hamaca heavy-oil project in Venezuela and Phase I of the Peng Lai 19-3 development offshore China. Phillips replaced 1,128 percent of its worldwide hydrocarbon production in 2000, compared with 114 percent in 1999.


U.S. E&P
--------
                                            Millions of Dollars
                                         ------------------------
                                           2001     2000     1999
                                         ------------------------
Operating Income
Net income                               $1,342    1,388      379
Less special items                            3       40       63
-----------------------------------------------------------------
Net operating income                     $1,339    1,348      316
=================================================================

Alaska                                   $  868      829       71
Lower 48                                    471      519      245
-----------------------------------------------------------------
                                         $1,339    1,348      316
=================================================================


2001 vs. 2000

Net operating income from the company's U.S. E&P operations decreased slightly in 2001. The 2001 results reflect a 55 percent increase in crude oil production, due to a full year's production from the Alaska operations acquired in April 2000, as well as increased production due to the startup of the Alpine field in Alaska in December 2000. The benefit of increased crude oil production was offset by lower U.S. crude oil prices, which declined 18 percent in 2001. U.S. natural gas production declined slightly in 2001, reflecting field declines and asset dispositions.

Special items in 2001 included a net favorable result from claims and settlements, partially offset by losses incurred on the disposition of assets. Special items in 2000 primarily consisted of a net gain on asset sales of $44 million (most of which was related to the disposition of the company's coal and lignite operations) and favorable contingency settlements, partially offset by $9 million in property impairments.


2000 vs. 1999

Net operating income increased 327 percent in 2000, compared with 1999. The increase was attributable to the Alaska acquisition, as well as to higher crude oil, natural gas, and natural gas liquids prices.

On April 26, 2000, Phillips purchased all of ARCO's Alaska businesses, other than three double-hulled tankers under construction and certain pipeline assets, which were acquired
August 1, 2000. Results of operations for the acquired businesses are included in U.S. E&P's results from April 26, and August 1, 2000, respectively.

U.S. crude oil production increased 382 percent in 2000, compared with 1999, due to the Alaska acquisition. Lower 48 production continued to trend downward in 2000, reflecting property dispositions and field declines. U.S. natural gas production decreased 2 percent in 2000, compared with 1999, as property dispositions and field declines were mostly offset by property acquisitions.

Special items in 1999 primarily consisted of net gains of $57 million on asset sales and a favorable pricing adjustment of $8 million, partially offset by property impairments.


Foreign E&P
-----------
                                            Millions of Dollars
                                         ------------------------
                                         2001      2000      1999
                                         ------------------------
Operating Income
Net income                               $357       557       191
Less special items                          3        40       (19)
-----------------------------------------------------------------
Net operating income                     $354       517       210
=================================================================


2001 vs. 2000

Net operating income from Phillips' foreign E&P operations decreased 32 percent in 2001. The decrease was primarily the result of lower crude oil and natural gas production volumes, as well as lower crude oil prices. After-tax foreign currency gains of $2 million were included in foreign E&P's net operating income in 2001, compared with losses of $10 million in 2000.

Foreign crude oil production declined 3 percent in 2001, mainly due to lower production in the U.K. North Sea, Venezuela and Canada, partly offset by increased production from Norway and Nigeria. Canadian and Venezuelan crude oil production declined relative to a year ago due to asset dispositions. Production in the U.K. North Sea decreased on normal field declines.
Production from Norway improved in 2001 due to improved processing reliability and well workovers, while Nigerian production increased on development activities and higher quotas.

Foreign natural gas production declined 10 percent in 2001, primarily the result of the Canadian asset dispositions and lower
U.K. North Sea output noted above, partially offset by higher production in Nigeria and new natural gas production from offshore western Australia.

Special items in 2001 consisted of a net gain on asset dispositions and favorable settlements, mostly offset by a $23 million impairment of the Siri field, offshore Denmark. See
Note 9--Property Impairments in the Notes to Financial Statements for additional information on the Siri impairment. Phillips sold its interests in the Ann, Alison and Audrey fields located in the U.K. North Sea in 2001, and also traded its interests in the Kate and Tornado prospects for an additional interest in the Britannia field and an interest in another property. Special items in 2000 included a favorable deferred-tax adjustment resulting from a tax law change in Australia and a net gain on property dispositions of $118 million, related to the disposition of the Zama area fields in Canada. Special items in 2000 also included an $86 million impairment of the Ambrosio field in Venezuela. See
Note 9--Property Impairments in the Notes to Financial Statements for additional information on this impairment.


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

Special items in 1999 primarily consisted of property impairments of $27 million, partially offset by a net gain on asset sales of $15 million.


GPM
                                       2001       2000       1999
                                     ----------------------------
                                          Millions of Dollars
                                     ----------------------------
Operating Income
Net income                           $  101        139        104
Less special items                        -          1         (1)
-----------------------------------------------------------------
Net operating income                 $  101        138        105
=================================================================

                                          Dollars Per Barrel
                                     ----------------------------
Average Sales Prices
U.S. natural gas liquids*            $18.77      21.83      12.56
-----------------------------------------------------------------

                                     Millions of Cubic Feet Daily
                                     ----------------------------
Operating Statistics**

Raw gas throughput                    2,363      2,089      1,758
-----------------------------------------------------------------

                                      Thousands of Barrels Daily
                                     ----------------------------

Natural gas liquids production          120        131        156
-----------------------------------------------------------------
 *The price for 1999 represents Phillips' realized price prior to the formation of DEFS. The price for 2000 is an estimate based on a weighted average of Phillips' realized price in the first quarter of 2000 and DEFS' index prices for the remainder of 2000. DEFS' prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural-gas-liquids-component and location mix.
**Production and throughput volumes for 1999 represent Phillips' production and throughput prior to the formation of DEFS. The volumes in 2000 are estimates based on a weighted average of Phillips' production and throughput in the first quarter of 2000 and Phillips' 30.3 percent share of DEFS' production and throughput for the remainder of 2000. The 2001 volumes are Phillips' 30.3 percent share of DEFS' production and throughput.


2001 vs. 2000

On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with Duke Energy's gas gathering, processing, marketing and natural gas liquids business into Duke Energy Field Services, LLC (DEFS). Phillips is using equity-method accounting for its 30.3 percent interest in DEFS.
Since March 31, 2000, Phillips' GPM segment has consisted primarily of its equity investment in DEFS.

Net operating income from the GPM segment decreased 27 percent in 2001, primarily the result of a 14 percent decline in natural gas liquids prices. In addition, the GPM segment's results were affected by the lack of interest charges in the first quarter of 2000 prior to the formation of DEFS. DEFS incurs interest expense in connection with financing incurred upon formation to fund cash distributions to the parent entities. Prior to the formation of DEFS, the GPM segment did not have interest expense. Included in the GPM segment's earnings in 2001 was a benefit of $36 million, representing the amortization of the basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. The corresponding amount for 2000 was $27 million. See Note 6-- Investments and Long-Term Receivables in the Notes to Financial Statements for additional information on the basis difference.

There were no special items in the GPM segment in 2001. Special items in 2000 consisted of special current and deferred state tax items related to the closing of the DEFS transaction and a gain on DEFS' disposition of assets, mostly offset by work force reduction charges.


2000 vs. 1999

Net operating income from the GPM segment increased 31 percent in 2000, compared with 1999. The improved results were primarily due to a 74 percent increase in natural gas liquids prices in 2000, partially offset by interest expense incurred by DEFS, but not present in the GPM segment in 1999.

Special items in 1999 consisted of work force reduction charges.

RM&T
                                        2001      2000       1999
                                       --------------------------
                                           Millions of Dollars
                                       --------------------------
Operating Income
Net income                             $ 438       275         84
Less special items                       (11)       (6)        (7)
-----------------------------------------------------------------
Net operating income                   $ 449       281         91
=================================================================

                                           Dollars Per Gallon
                                       --------------------------
U.S. Average Sales Prices*
Automotive gasoline
  Wholesale                            $ .79       .92        .60
  Retail                                 .96      1.07        .75
Distillates                              .71       .88        .53
-----------------------------------------------------------------
*Excludes excise taxes.

                                       Thousands of Barrels Daily
                                       --------------------------
Operating Statistics
Refining operations
  United States
    Rated crude oil capacity             757*      360        355
    Crude oil runs                       710       326        349
    Capacity utilization (percent)        94%       91         98
    Refinery and natural gas
      liquids production                 888       527        590
  Foreign
    Rated crude oil capacity              22*        -          -
    Crude oil runs                        20         -          -
    Capacity utilization (percent)        91%        -          -
    Refinery production                   19         -          -
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Branded                            365       244        237
      Unbranded and spot                 196        66         60
    Aviation fuels                        43        41         37
    Distillates
      Wholesale and retail               116       114        106
      Spot                               155        23         26
    Natural gas liquids                  113       114        132
    Other products                       148        45         36
-----------------------------------------------------------------
                                       1,136       647        634
  Foreign                                 10        43         37
-----------------------------------------------------------------
                                       1,146       690        671
=================================================================
*The weighted-average crude oil capacity for the period included the refineries acquired in the Tosco acquisition on September 14, 2001. Actual capacity at December 31, 2001, was 1,681 thousand barrels per day in the United States, and 75 thousand barrels per day from foreign operations (Ireland).

2001 vs. 2000

Net operating income from the RM&T segment increased 60 percent in 2001. On September 14, 2001, Phillips closed on the acquisition of Tosco. This transaction significantly increased the size of Phillips' RM&T segment, with RM&T's assets increasing from $3.4 billion at year-end 2000 to $17.1 billion at year-end 2001. RM&T results included the acquired Tosco operations after September 14, contributing $87 million to 2001 results.

In addition to the Tosco acquisition, RM&T's earnings benefited from higher gasoline and distillates margins, particularly during the second quarter of 2001. Negatively affecting RM&T results for the year were higher utility costs at the company's heritage refineries, resulting from higher natural gas prices experienced in the first half of 2001. The Sweeny refinery's 2001 earnings benefited from the coker unit that was started up in late 2000. The coker unit allows for the processing of heavier, lower-cost crude oil, which reduced crude oil purchase costs and contributed to the improved gasoline and distillates margins experienced during 2001. RM&T's earnings benefited $66 million from an inventory liquidation in 2000.

Phillips' refineries (including those acquired in the Tosco transaction since the acquisition date) processed an average of 730,000 barrels per day of crude oil in 2001, yielding a 94 percent capacity utilization rate. This compares with 326,000 barrels per day and a utilization rate of 91 percent in 2000. The Tosco acquisition accounted for 378,000 barrels per day in 2001. Average barrels of crude oil processed per day will increase significantly in 2002 with a full year's ownership and operation of the Tosco refineries.

Special items in 2001 included a cumulative effect of a change in accounting method that increased RM&T net income by $28 million. Effective January 1, 2001, Phillips changed its method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-as-incurred method. See Note 2--Extraordinary Item and Accounting Change in the Notes to Financial Statements for additional information on the accounting change, including the pro forma impact of the change on 2000 and 1999. Other special items in 2001 included a $27 million write-down of inventories to market value and work force reduction charges. Special items in 2000 mainly consisted of contingency related items.

2000 vs. 1999

Net operating income from Phillips' RM&T segment increased
209 percent in 2000, compared with 1999. The increase was primarily attributable to improved financial results from the company's refineries and branded marketing operations, which experienced higher gasoline and distillates margins. In addition, RM&T's 2000 earnings benefited $66 million from the inventory liquidation, compared with $9 million in 1999. The improved margins and inventory-liquidation gain were partly offset by significant increases in fuel and utility costs in 2000, resulting from increased prices for natural gas, as well as the scheduled maintenance shutdowns discussed below.

Phillips' refineries ran at 91 percent of capacity in 2000, compared with 98 percent in 1999. Capacity utilization in 2000 was impacted by major projects at the Sweeny and Borger, Texas, refineries. The Sweeny refinery was shut down in late July to tie-in the new coker, a vacuum distillation unit, and a continuous catalytic reformer. The refinery resumed operations in late September, and the new coker was operational early in the fourth quarter. The Borger refinery underwent a scheduled major maintenance turnaround on one of its two cat crackers in the third quarter of 2000.

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

Special items in 1999 consisted primarily of work force reduction charges and contingency accruals.

Chemicals
                                        2001      2000       1999
                                      ---------------------------
                                          Millions of Dollars
                                      ---------------------------
Operating Results
Net income (loss)                     $ (128)      (46)       164
Less special items                       (22)      (99)        18
-----------------------------------------------------------------
Net operating income (loss)           $ (106)       53        146
=================================================================

                                           Millions of Pounds
                                      ---------------------------
Operating Statistics
Production*
  Ethylene                             3,291     3,574      3,262
  Polyethylene                         1,956     2,230      2,590
  Styrene**                              456       404          -
  Normal alpha olefins                   563       293          -
-----------------------------------------------------------------
 *Production volumes for periods after July 1, 2000, include
  Phillips' 50 percent share of Chevron Phillips Chemical Company
  LLC.
**Production was limited in 2001 due to a fire at the St. James, Louisiana, facility in February 2001. Capacity was restored in October 2001.


2001 vs. 2000

On July 1, 2000, Phillips and ChevronTexaco combined the two companies' worldwide chemicals businesses, excluding ChevronTexaco's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPChem). Phillips is using the equity method of accounting for its 50 percent interest in CPChem. Since July 1, 2000, Phillips' Chemicals segment has consisted of its equity investment in CPChem.

The Chemicals segment posted a net operating loss of $106 million in 2001, compared with net operating income of $53 million in 2000. Global conditions for the chemicals and plastics industry remained extremely difficult in 2001. Worldwide economic slowdowns, including a recessionary economy in the United States, led to decreased product demand and low product margins across many key product lines. CPChem's results were negatively affected by low ethylene, polyethylene and aromatics margins, as well as lower ethylene and polyethylene production. In addition to low margins and production volumes, 2001 contained interest charges incurred by CPChem that were not present in the first six months of 2000 prior to the formation of CPChem.

The difficult marketing environment led to several asset retirements and impairments being recorded by CPChem in 2001. A developmental reactor at the Houston Chemical Complex in Pasadena, Texas, was retired; property impairments were recorded on two polyethylene reactors at the Orange chemical plant in Orange, Texas; an ethylene unit was retired at the Sweeny complex in Old Ocean, Texas; an equity affiliate of CPChem recorded a property impairment related to a polypropylene facility;
property impairments were taken on the manufacturing facility in Puerto Rico; and the benzene and cyclohexane units at the Puerto Rico facility were retired. In addition, the valuation allowance on the Puerto Rico facility's deferred tax assets was increased in 2001 so that the deferred tax assets were fully offset by valuation allowances. Phillips' share of the financial impact of these items are included as special items in the financial results table above. Partially offsetting these impairments was a business interruption insurance settlement recorded by CPChem and a favorable deferred tax adjustment recorded by Phillips that resulted from the Puerto Rico facility impairment.

Special items in 2000 primarily consisted of Phillips' share of a property impairment that CPChem recorded in the fourth quarter related to its Puerto Rico facility. The impairment was required due to the deteriorating outlook for future paraxylene market conditions and a shift in strategic direction at the facility.
In addition, a valuation allowance was recorded against a related deferred tax asset. Combined, these two items resulted in a non-cash $180 million after-tax charge to CPChem's earnings. Phillips' share was $90 million. Special items in 2000 also included Phillips' share of other, less significant property impairments recorded by CPChem, as well as contingency related items.


2000 vs. 1999

Net operating income from the Chemicals segment decreased
64 percent in 2000, compared with 1999.

As a result of the CPChem transaction, earnings from Phillips'
Chemicals segment were not directly comparable between 2000 and 1999. Some factors affecting the results for 2000 and 1999 were:

o Net operating income for the first six months of 2000, compared with the first six months of 1999 (both periods reflecting results prior to the formation of CPChem), increased
  34 percent. The increase was primarily attributable to higher ethylene, propylene, other chemicals, and plastic pipe margins and volumes.

o In the third quarter of 2000, margins weakened due to higher feedstock prices in key product lines. Margins continued to weaken in the fourth quarter of 2000, with the Chemicals segment posting a net operating loss of $41 million for the quarter. Of particular importance to CPChem were lower polyethylene and ethylene margins, as well as higher fuel and utility costs.

o CPChem's earnings in the last half of 2000 included $65 million of interest charges on financing incurred upon formation to fund operations and cash distributions to the parent companies. Prior to the formation of CPChem, the Chemicals segment did not have interest expense.

Special items in 1999 consisted of a favorable deferred tax adjustment and contingency settlements.


Corporate and Other
                                            Millions of Dollars
                                          -----------------------
                                           2001     2000     1999
                                          -----------------------
Operating Results
Corporate and Other                       $(449)    (451)    (313)
Less special items                          (21)     (30)       7
-----------------------------------------------------------------
Adjusted Corporate and Other              $(428)    (421)    (320)
=================================================================


Adjusted Corporate and Other includes:

Net interest                              $(262)    (278)    (195)
Corporate general and
  administrative expenses                  (114)     (87)     (94)
Preferred dividend requirements             (38)     (40)     (42)
Other                                       (14)     (16)      11
-----------------------------------------------------------------
Adjusted Corporate and Other              $(428)    (421)    (320)
=================================================================


2001 vs. 2000

Net interest represents interest income and expense, net of capitalized interest. Net interest decreased 6 percent in 2001, as Phillips benefited from lower short-term interest rates and higher interest amounts being capitalized--mainly related to projects in Alaska, the Timor Sea and Venezuela--partially offset by the interest associated with debt acquired in the Tosco acquisition.

Corporate general and administrative expenses increased
31 percent in 2001, reflecting increased amounts of staff costs and higher contributions, corporate advertising and corporate transportation costs.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital I and Capital II trusts. See Note 14--Preferred Stock in the Notes to Financial
Statements for additional information on these trusts.

The category "Other" consists primarily of a captive insurance subsidiary, certain foreign currency transaction gains and losses, and certain income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were improved in 2001, as lower foreign currency transaction losses were partially offset by higher income tax expenses.

Special items in 2001 included an extraordinary loss of $10 million on the early retirement of debt, as well as contingency accruals and a loss on the disposition of an asset. Special items in 2000 primarily included costs related to a late-March 2000 K-Resin styrene-butadiene copolymer facility incident that was partially insured by the company's captive insurance subsidiary, as well as environmental accruals.


2000 vs. 1999

Adjusted Corporate and Other net costs increased 32 percent in 2000, compared with 1999, mainly due to higher net interest expense. Net interest expense increased 43 percent in 2000, compared with 1999, reflecting higher debt levels in 2000 as a result of funding the Alaska acquisition in April 2000.

Special items in 1999 primarily consisted of a $24 million favorable resolution of prior years' U.S. income tax issues, partially offset by an unfavorable deferred-tax adjustment and by insurance claims against the company's captive insurance subsidiary.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

                                            Millions of Dollars
                                            Except as Indicated
                                          -----------------------
                                             2001    2000    1999
                                          -----------------------

Current ratio                                 1.0      .7     1.1
Total debt repayment obligations
  due within one year                     $    44     262      31
Total debt                                $ 8,689   6,884   4,302
Company-obligated mandatorily
  redeemable preferred securities         $   650     650     650
Common stockholders' equity               $14,340   6,093   4,549
Percent of total debt to capital*              37%     51      45
Percent of floating-rate debt to
  total debt                                   20%     17      27
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


Cash from operations in 2001 was $3,562 million, a decrease of $452 million from 2000. Net income in 2001 was $201 million less than in 2000, driven primarily by lower prices. Commodity price changes during the year also affected non-cash working capital items, including receivables, payables, and inventories, contributing to the decrease in cash from operating activities. Reduced levels of revolving sales of accounts receivable under the company's receivables sales programs decreased cash from operations $174 million, compared with increasing cash from operations $317 million in 2000.

During 2001, cash and cash equivalents decreased $7 million. In addition to the cash provided by operating activities, $256 million was received from the sale of various assets. Funds were used to support the company's ongoing capital expenditures program, reduce debt, and pay dividends.

Following completion of the Tosco acquisition (see Note 3-- Acquisition of Tosco Corporation in the Notes to Financial Statements for more information), Moody's Investors Service and Standard and Poors upgraded Phillips' senior long-term debt ratings from Baa2 to A3, and from BBB to BBB+, respectively, reflecting the company's larger size, asset diversity, and the financial flexibility provided by the acquisition. Phillips' debt-to-capital ratio was 37 percent at December 31, 2001, improved from 51 percent at year-end 2000, primarily as a result of the company's issuing 124.1 million shares of common stock in the acquisition of Tosco.

In July 2001, Phillips' Board of Directors approved a dividend increase, raising the quarterly per share dividend to $.36, a 6 percent increase, effective with the September 4, 2001, payment.

To meet its short-term liquidity requirements, including funding its capital program, paying dividends and repayment of debt, the company looks to a variety of funding sources, the primary of which is cash generated from operating activities. While the stability of the company's cash flows from operating activities does benefit from geographic diversity and the offsetting effects of upstream and downstream integration, the company's operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and downstream margins, as well as periodic cash needs to finance tax payments and crude oil, natural gas and product purchases. The company's primary swing funding source for short-term working capital needs is a $3 billion commercial paper program. Commercial paper maturities are generally kept within 90 days of individual draw dates. The average outstanding balances of issued commercial paper were $333 million and $1,378 million during 2001 and 2000, respectively.

In October 2001, Phillips entered into two new revolving bank credit facilities: a five-year credit agreement providing for commitments not to exceed $1.5 billion; and a 364-day credit agreement for commitments not to exceed $1.5 billion. The
$3 billion of new credit facilities replaced the company's previous bank credit facilities, including a $1 billion facility assumed as part of the Tosco transaction, all of which were canceled subsequent to the effectiveness of the new facilities. The new credit facilities are available either as direct bank borrowings or as support for the issuance of commercial paper. At December 31, 2001, Phillips had $1,081 million of commercial paper outstanding supported by the long-term revolving credit facility.

At December 31, 2001, Phillips had $3.5 billion of various types of debt and equity securities, and securities convertible into either, available to issue and sell, under a universal shelf registration that was filed with the U.S. Securities and Exchange Commission.

In addition to the bank credit facilities, Phillips sells certain credit card and trade receivables under revolving sales agreements with four unrelated bank-sponsored entities. These agreements provide for Phillips to sell up to $1.2 billion of senior, undivided interests in pools of the credit card or trade receivables to the bank-sponsored entities. At December 31, 2001 and 2000, the company had sold undivided interests of $940 million and $500 million, respectively. Phillips also retained interests in the pools of receivables, which are subordinate to the interests sold to the bank-sponsored entities. The subordinate interests are measured and recorded at fair value based on the present value of expected future cash flows, which are estimated using Management's best estimates of the receivables' performance, including credit losses and dilution, discounted at a rate commensurate with the risks involved, to arrive at present value. These assumptions are updated periodically, based on actual credit loss experience and market interest rates. Phillips also retains servicing responsibility for the sold receivables. At December 31, 2001 and 2000, Phillips' retained interests were $450 million and $224 million, respectively, reported on the balance sheet in accounts and notes receivable.

The company leases ocean transport vessels, tank railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. Phillips has $200 million of master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At December 31, 2001, approximately $158 million had been utilized under these arrangements. In addition, at the time Phillips acquired Tosco, Tosco had in place previously arranged leasing arrangements for various retail stations and two office buildings in Tempe, Arizona. At December 31, 2001, approximately $1.4 billion had been utilized under those arrangements, which is the total capacity available. During 2001, the company sold its first Endeavour, formerly known as Millennium, Class tanker, the Polar Endeavour, for $205 million, then leased it back under a 10-year long-term operating lease.

Several of the above leasing arrangements are with special purpose entities (SPEs) that are third-party trusts established by a trustee and funded by financial institutions. Other than the leasing arrangement, Phillips has no other direct or indirect relationship with the trusts or their investors. Each SPE from which Phillips leases assets is funded by at least 3 percent substantive, third-party, residual equity capital investment, which is at-risk during the entire term of the lease. Except in an event of default under the terms of the lease agreements, there are not any circumstances at this time under which Phillips would be required to record the assets and/or liabilities of the SPEs in its financial statements in the future, based on the terms and provisions within the various arrangements. Phillips considers an event of default under the terms of the lease agreements to be remote. Changes in market interest rates do have an impact on the periodic amount of lease payments.
Phillips has various purchase options to acquire the leased assets from the SPEs at the end of the lease term, but those purchase options are not required to be exercised by Phillips, under any circumstances. If Phillips does not exercise its purchase option on a leased asset, the company does have guaranteed residual values, which are due at the end of the lease terms, but those guaranteed amounts would be reduced by the fair market value of the leased assets returned. These various leasing arrangements meet all requirements under generally accepted accounting principles to be treated as operating leases.

During the second quarter of 2001, the company's $250 million
9% Notes due June 1, 2001, matured and were repaid. In September 2001, the company redeemed its $300 million 9.18% Notes due September 15, 2021, at 104.59 percent. Both were funded by the issuance of commercial paper.

During 1996 and 1997, Phillips formed two statutory business trusts, Phillips 66 Capital I and Phillips 66 Capital II, in which the company owns all of the common stock of the trusts and the trusts are consolidated by the company. The trusts exist for the sole purpose of issuing preferred securities to outside investors, and investing the proceeds thereof in an equivalent amount of subordinated debt securities of Phillips. Phillips established the two trusts to raise funds for general corporate purposes. The subordinated debt securities between Phillips and the trusts are eliminated in consolidation. The preferred trust securities held by outside investors are mandatorily redeemable in 2036 and 2037, respectively, when the subordinated debt securities between Phillips and the trusts are required to be repaid. The $300 million of Phillips 66 Capital I preferred securities became callable, at par, $25 per share, during May 2001. The total $650 million of mandatorily redeemable preferred trust securities are presented on the balance sheet as mezzanine-equity minority interests of a consolidated subsidiary. See
Note 14--Preferred Stock in the Notes to Financial Statements.

During 2000, Phillips contributed its midstream gas gathering, processing and marketing business and its worldwide chemicals business to joint ventures with Duke Energy Corporation and ChevronTexaco Corporation, as successor to Chevron Corporation (ChevronTexaco), respectively, forming Duke Energy Field Services, LLC (DEFS) and Chevron Phillips Chemical Company LLC (CPChem), respectively. Phillips owns 30.3 percent of DEFS and 50 percent of CPChem, accounting for its interests in both companies using the equity method of accounting. The capital and financing programs of both of these joint-venture companies are intended to be self-funding.

DEFS supplies a substantial portion of its natural gas liquids to Phillips and CPChem under a supply agreement that continues until December 31, 2014. This purchase commitment is on an "if-produced, will-purchase" basis so has no fixed production schedule, but has been, and is expected to be, a relatively stable purchase pattern over the term of the contract. Natural gas liquids are purchased under this agreement at various published market index prices, less transportation and fractionation fees. DEFS also purchases raw natural gas from Phillips' E&P operations.

Phillips and CPChem have multiple supply and purchase agreements in place, ranging in initial terms from four years to 15 years, with extension options. These agreements cover sales and purchases of refined products, solvents, and petrochemical and natural gas liquids feedstocks, as well as fuel oils and gases. Delivery quantities vary by product, ranging from zero to 100 percent of production capacity at a particular refinery, most at the buyer's option. All products are purchased and sold under specified pricing formulas based on various published pricing indexes, consistent with terms extended to third-party customers.

In the second quarter of 2001, Phillips and its co-venturers in the Hamaca project secured approximately $1.1 billion in a joint debt financing for their heavy-crude-oil project in Venezuela. The Export-Import Bank of the United States provided a guarantee supporting a 17-year-term $628 million bank facility. The joint venture also arranged an unguaranteed $470 million 14-year-term commercial bank facility for the project. Total debt of $633 million was outstanding under these credit facilities at December 31, 2001. Phillips, through the joint venture, holds a 40 percent interest in the Hamaca project, which is operated on behalf of the co-venturers by Petrolera Ameriven. The proceeds of these joint financings are being used to partially fund the development of the heavy-oil field and the construction of pipelines and a heavy-oil upgrader. The remaining necessary funding will be provided by capital contributions from the co-venturers on a pro rata basis to the extent necessary to successfully complete construction. Once completion certification is achieved, the joint project financings will become non-recourse with respect to the co-venturers and the lenders under those facilities can then look only to the Hamaca project's cash flows for payment.

During 1999, Merey Sweeny, L.P. (MSLP), a limited partnership owned 50 percent by Phillips and 50 percent by Petroleos de Venezuela, S.A. (PdVSA), issued $350 million of 8.85% Bonds due 2019. The proceeds of the bond issue were used to fund the construction of a coker and related facilities to process heavy, sour crude oil at Phillips' Sweeny refinery, including improvements to certain existing Phillips facilities at the refinery. These improvements to the existing Phillips facilities were sold to Phillips at a price equal to MSLP's cost of construction, $133 million. Phillips agreed to pay MSLP the purchase price for the improvements to the existing Phillips facilities, plus 7 percent interest, monthly over the 240 months following startup, which occurred during September 2000.

MSLP continues to own and operate the coker, processing Venezuelan Merey crude oil delivered under a supply agreement with PdVSA. MSLP charges Phillips a fee to process the heavy crude oil through the coker. This is the partnership's primary source of revenue. MSLP pays a monthly access fee to Phillips for the use of the improvements to the refinery, equal to the monthly principal and interest paid by Phillips to purchase the improvements from MSLP. To the extent that the access fee is not paid by MSLP, Phillips is not obligated to make payments for the improvements. The coker and related facilities began processing heavy crude oil during the third quarter of 2000, but startup certification has not yet been achieved. Once startup certification is achieved, expected during 2002, the MSLP bonds become non-recourse to the two partners and the owners of the bonds can then only look to MSLP's cash flows for payment.

The following table summarizes the maturities of the drawn balances of the company's various debt instruments, as well as other non-cancelable, fixed or minimum, contractual commitments:

                                     Millions of Dollars
                            -------------------------------------
                                   Payments Due by Period
Debt and other non-         -------------------------------------
  cancelable cash                           2003-   2005-   After
  commitments                Total   2002    2004    2006    2006
-----------------------------------------------------------------

Total debt                  $8,689     44     271   2,503   5,871
Above-market capital lease
  obligations                   67      -       2       3      62
Mandatorily redeemable
  preferred stock              650      -       -       -     650
Operating leases
  Minimum rental payments*   2,761    431     717     497   1,116
  Sublease offsets            (583)  (141)   (210)   (105)   (127)
  Guaranteed residual
    values                   1,811      -     459     918     434
Unconditional throughput
  and processing fee
  commitments**                679     58     114     114     393
-----------------------------------------------------------------
 *Excludes $383 million in lease commitments that begin upon delivery of five crude oil tankers currently under construction. Delivery is expected in the third and fourth quarters of 2003.
**Represents obligations to transfer funds in the future for fixed or minimum amounts at fixed or minimum prices under various throughput or tolling agreements with pipeline and processing companies in which the company holds stock interests.


In addition to the above contractual commitments, the company has various guarantees that have the potential for requiring cash outflows resulting from a contingent event that could require company performance pursuant to a funding commitment to a third or related party. The following table summarizes the potential amounts and remaining time frames of these direct and indirect guarantees:

                                      Millions of Dollars
                             ------------------------------------
                                Amount of Expected Guarantee
                                    Expiration Per Period
                             ------------------------------------
Direct and indirect                         2003-   2005-   After
  guarantees                 Total   2002    2004    2006    2006
-----------------------------------------------------------------
Construction completion
  guarantees*                 $474     15     206     253       -
Other guarantees**             150      5      11      13     121
-----------------------------------------------------------------
 *Amounts represent Phillips' ownership share of the utilized portion of debt and bond financing arrangements secured by the Hamaca and Merey Sweeny joint-venture projects in Venezuela and Texas, respectively. The debt is non-recourse to Phillips upon completion/startup certification of the projects. Figures in the table represent Phillips' portion due in the event completion/startup certification is not achieved. The Merey Sweeny debt is joint-and-several. See Note 6--Investments and Long-Term Receivables in the Notes to Financial Statements.
**Represents amount of obligations directly guaranteed by the company in the event a third party or related party does not perform.

Financial Instrument Market Risk

Phillips and certain of its subsidiaries hold and issue derivative contracts and financial instruments that expose cash flows or earnings to changes in commodity prices, foreign exchange rates, or interest rates. The company may use financial and commodity-based derivative contracts to manage the risks produced by changes in the prices of crude oil, natural gas and related products, and fluctuations in foreign currency exchange rates, or to exploit favorable market conditions. In the past, the company has, on occasion, hedged interest rates and may do so in the future should certain circumstances or transactions warrant.

Phillips' Board of Directors has revised its policy governing the use of derivative instruments. The new policy prohibits the holding or issuing of highly complex or leveraged derivatives, as did the old policy. Except as approved by the Chief Executive Officer, the derivative instruments used by the company must not contain embedded financing features and must be sufficiently liquid that comparable valuations are readily available. The policy also requires the Chief Executive Officer to establish the maximum derivative position limits for Phillips and requires the company's Risk Management Steering Committee, comprised of senior management, to monitor the use and effectiveness of the derivatives. The Audit Committee of the company's Board of Directors periodically reviews derivatives policy and compliance.


Commodity Price Risk

In 2001, prior to the Tosco acquisition, Phillips used commodity-based derivative contracts only to minimize exposures to price fluctuations occurring between the purchasing of feedstock and the selling of refined products, while Tosco used derivatives more extensively as a tool to manage or exploit exposures to price fluctuations. Since acquiring Tosco on September 14, 2001, Phillips has expanded both the volumes and uses of derivative instruments; however, the aggregate fair market values of futures, swaps, and options outstanding at December 31, 2001, were a gain of less than $6 million and a loss of less than $8 million.

In past years, Phillips used sensitivity analysis to disclose the risk of loss resulting from derivative positions held at year-end. The company now uses a value-at-risk model to estimate the loss that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments held or issued, including commodity purchase and sales contracts recorded on the balance sheet as derivative instruments in accordance with Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Using a 95 percent confidence level, the value-at-risk analysis indicated the hypothetical loss in fair values for those instruments issued or held for trading purposes and those instruments that were issued or held for purposes other than trading at December 31, 2001, would be immaterial to Phillips' net income and cash flows. The value-at-risk for those instruments issued or held for purposes other than trading at December 31, 2000, was also immaterial to Phillips' net income and cash flows; the company neither held nor issued any derivatives for trading purposes during 2000.

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

                    Millions of Dollars Except as Indicated
           ----------------------------------------------------------
                                                       Mandatorily
                                                       Redeemable
                                                       Preferred
                            Debt                       Securities
           --------------------------------------  ------------------
Expected      Fixed   Average  Floating   Average     Fixed   Average
Maturity       Rate  Interest      Rate  Interest      Rate  Interest
Date       Maturity      Rate  Maturity      Rate  Maturity      Rate
--------   --------  --------  --------  --------  --------  --------
Year-End 2001
2002         $   43      9.31%   $    -         -%     $  -         -%
2003            263      7.62         -         -         -         -
2004              6      7.02         -         -         -         -
2005          1,153      8.49         -         -         -         -
2006            267      7.61     1,081      7.06         -         -
Remaining
  years       5,221      7.99       625      6.86       650      8.11
---------------------------------------------------------------------
Total        $6,953              $1,706                $650
=====================================================================

Fair value   $7,474              $1,706                $662
=====================================================================

Year-End 2000
2001         $  262      8.90%   $    -         -%     $  -         -%
2002              4      6.80        15      5.98         -         -
2003            104      6.66         -         -         -         -
2004              4      6.82         -         -         -         -
2005          1,151      8.49       500      5.98         -         -
Remaining
  years       4,204      8.11       640      5.10       650      8.11
---------------------------------------------------------------------
Total        $5,729              $1,155                $650
=====================================================================

Fair value   $5,999              $1,155                $567
=====================================================================


Foreign Currency Risk

At December 31, 2000, Phillips held a collar (i.e., a purchased call and a written put) on 133 million Australian dollars to provide protection against the exchange rate risk of an anticipated Australian business acquisition, which was completed in 2001. At year-end 2000, the fair market value of the collar was minimal, and a hypothetical 10 percent change in the year-end 2000 exchange rates would have resulted in a potential gain of $8.2 million or a potential loss of $6.2 million. The collar was closed out in 2001 with an actual realized gain of $0.6 million.

At December 31, 2001 and 2000, U.S. subsidiaries held long-term sterling-denominated intercompany receivables totaling
$191 million and $246 million, respectively, due from a U.K. subsidiary. The U.K. subsidiary also held a dollar-denominated long-term receivable due from a U.S. subsidiary with balances of $75 million and $81 million, respectively, at December 31, 2001 and 2000. A Norwegian subsidiary held $79 million and $111 million of intercompany U.S. dollar-denominated receivables due from its U.S. parent at December 31, 2001 and 2000, respectively. Also at year-end 2001, a foreign subsidiary with the U.S. dollar as its functional currency owed a $9 million Norwegian kroner-denominated payable to a Norwegian subsidiary. The potential foreign currency remeasurement gains or losses in non-cash pretax earnings from a hypothetical 10 percent change in the year-end 2001 and 2000 exchange rates from these intercompany balances are $21 million and $5 million, respectively.


Capital Spending

Capital Expenditures and Investments

                                      Millions of Dollars
                              -----------------------------------
                                2002
                              Budget     2001      2000*     1999
                              -----------------------------------
E&P
  Alaska                      $  807      965       538        25
  Lower 48                       314      389       413       295
  Foreign                      1,483    1,162       726       759
-----------------------------------------------------------------
                               2,604    2,516     1,677     1,079
GPM                                -        -        14       124
RM&T                             839      497       225       343
Chemicals                          -        6        67        98
Corporate and Other               64       66        39        46
-----------------------------------------------------------------
                              $3,507    3,085     2,022     1,690
=================================================================
United States                 $1,994    1,918     1,269       923
Foreign                        1,513    1,167       753       767
-----------------------------------------------------------------
                              $3,507    3,085     2,022     1,690
=================================================================
*Excludes the Alaska acquisition.


Phillips' capital spending for the three-year period ending December 31, 2001, totaled $6.8 billion, excluding the purchase of ARCO's Alaska businesses in 2000. The company's spending was primarily focused on the growth of its E&P business, with more than 75 percent of total spending in this segment. The GPM and Chemicals businesses were contributed to joint ventures during 2000--GPM on March 31, 2000, and Chemicals on July 1, 2000. The capital programs of these joint-venture companies are intended to be self-funding.

Phillips' Board of Directors (Board) has approved $3.5 billion for capital projects and investments in 2002, a 14 percent increase over 2001 capital spending of $3.1 billion. The company plans to direct approximately 75 percent of its 2002 capital budget to E&P and approximately 25 percent to RM&T. Fifty-seven percent of the budget is targeted for projects in the United States.

In December 2000, Phillips' Board approved a $2.5 billion capital budget for the year 2001. In October 2001, the Board authorized increasing capital spending to $3.3 billion to cover the fourth-quarter capital requirements related to the Tosco acquisition, investments in Angola and Brazil deepwater leases, and the anticipated purchase of additional Kashagan ownership in Kazakhstan. Actual 2001 expenditures were $3.1 billion, with 82 percent directed to E&P and 16 percent to RM&T. The larger capital program for 2002 and the percentage shift in funds for RM&T reflect the increased size of this segment since the September 2001 acquisition of Tosco.


E&P

Capital spending for E&P during the three-year period ending December 31, 2001, totaled $5.3 billion. The expenditures over the three-year period supported several key exploration and development projects including the Bayu-Undan project in the Timor Sea; the Hamaca heavy-oil project in Venezuela's Orinoco Oil Belt; the company's Peng Lai 19-3 discovery in China's Bohai Bay; the Jade development and Eldfisk waterflood development in the U.K. and Norwegian sectors of the North Sea, respectively; and acquisition and development of coalbed-methane and conventional gas prospects and producing properties in the U.S. Lower 48. Also included in the three-year E&P capital outlays were expenditures for development of Alaska North Slope fields and significant worldwide exploration activities including the Kashagan prospect in the north Caspian Sea, offshore Kazakhstan; additional Bohai Bay appraisal and satellite field prospects; National Petroleum Reserve-Alaska (NPR-A) and satellite field prospects on Alaska's North Slope; North Sea prospects in the U.K. and Norwegian sectors, plus other Atlantic Margin wells in the United Kingdom, Greenland and the Faroe Islands; and acquisition of deepwater exploratory interests in Angola, Brazil, and the U.S. Gulf of Mexico. Capital expenditures for construction of the Endeavour Class tankers and an additional interest in the Trans-Alaska Pipeline System were also included in the E&P segment.

Phillips has contracted to build, for approximately $200 million each, five double-hulled Endeavour Class tankers for use in transporting Alaska crude oil to the U.S. West Coast. During 2001, the Polar Endeavour, the first Endeavour Class tanker, entered service. The second tanker, the Polar Resolution, is expected to enter service in 2002. Phillips expects to add a new Endeavour Class tanker to its fleet each year through 2005, allowing the company to retire its older ships and cancel non-operated charters.

During the fourth quarter of 2001, heavy-crude-oil production began from the Hamaca project in Venezuela's Orinoco Oil Belt. Construction of an upgrader to convert heavy crude into a 26-degree API synthetic crude continues. Completion of the upgrader is expected in 2004. Phillips owns a 40 percent equity interest in the Hamaca project.

In 2001, development activities continued on the company's Peng
Lai 19-3 discovery in block 11/05 in China's Bohai Bay in line with the overall approved development plan. First production is scheduled for the third quarter of 2002.

During 2001, Phillips and its co-venturers announced the successful completion and testing of the second exploration well drilled by the co-venturers in the Kashagan structure on the Kazakhstan shelf in the north Caspian Sea. Drilling of the first of five planned appraisal wells was successfully completed in early 2002.

Two of the co-venturers in the north Caspian Sea venture have entered into agreements to sell their interests. Phillips, along with the other remaining co-venturers, exercised preemptive rights to purchase the interests being sold which will increase the company's ownership from 7.14 percent to 8.33 percent when completed. Closing is expected during the second quarter of 2002.

At year-end, commissioning work and drilling was in progress on Phillips' Jade development in the U.K. sector of the North Sea.
Production began in the first quarter of 2002. Phillips is the operator and holds a 32.5 percent interest in Jade.

Phillips' Bayu-Undan gas-recycle project activities continued in the Timor Sea during 2001. The schedule of this first phase of field development was not impacted by the delay in resolving certain critical legal, fiscal, and taxation issues, and the company has proceeded with its $1.9 billion gross gas-recycle project. Full commercial production of liquids is expected to begin in 2004. Phillips now controls a 58.6 percent interest in the Bayu-Undan project and is the operator of the gas-recycle development.

During 2001, Phillips announced its plans to invest $85 million for a 20 percent share of a new independent power project to be built near Kwale, Nigeria. The plant is expected to start up in 2004. Phillips also agreed with its co-venturers to evaluate the development of a liquefied natural gas facility to be located offshore Nigeria. If approved, the facility, which would be 20 percent owned by Phillips, would come onstream by 2007, utilizing natural gas feedstocks supplied by Phillips and its co-venturers.

In the third quarter of 2001, Phillips increased its presence in deepwater areas by securing interests in three blocks--a
20 percent interest in a block offshore Angola and a 100 percent interest in two deepwater exploration blocks in Brazil, where
Phillips will be the operator.

E&P's 2002 capital budget is $2.6 billion, 3 percent higher than actual expenditures in 2001. Forty-three percent of E&P's 2002 capital budget is planned for the United States. Of that, 72 percent is slated for Alaska.

Phillips has budgeted $238 million for worldwide exploration activities in 2002, with 31 percent of that amount allocated for the United States. More than half of the U.S. total will be directed toward the exploration program in Alaska, where wells are planned in the NPR-A and other locations on the North Slope. Outside the United States, significant exploration expenditures are planned in Kazakhstan, Angola and Norway.

The company plans to spend $807 million in 2002 for its Alaska operations. Large capital projects include the ongoing construction of four Endeavour Class tankers; development of the Meltwater, Palm and West Sak fields in the Greater Kuparuk area; development of the Borealis field in the Greater Prudhoe Bay area; capacity expansion at the Alpine field; as well as the exploratory activity discussed above.

In the Lower 48, capital expenditures will be focused on exploration and development of coalbed methane assets in the Rocky Mountain region and continued exploitation of the company's acreage positions in the San Juan Basin, Permian Basin, Texas Panhandle, northern Louisiana, and the upper Texas Gulf Coast.

E&P is directing $1.5 billion of its 2002 capital budget to international projects. The majority of these funds will go toward developing major long-term projects, including the Bayu-Undan liquids development and gas-recycling project in the

Timor Sea, the Hamaca heavy-oil development in Venezuela, and the Bohai Bay oil development in China. North Sea projects include development of the Jade field in the U.K. sector and further development of the Ekofisk and Eldfisk fields in the Norwegian sector.

Costs incurred for the years ended December 31, 2001, 2000, and 1999, relating to the development of proved undeveloped oil and gas reserves were $1,627 million, $857 million, and $301 million, respectively. Of the $1,627 million incurred in 2001, $204 million was funded by the Hamaca Holding LLC joint venture, an equity affiliate, and was not part of Phillips' reported capital expenditures for the year. As of December 31, 2001, estimated future development costs relating to the development of proved undeveloped oil and gas reserves for the years 2002 through 2004 were projected to be $1,528 million, $991 million, and $314 million, respectively. Of the $1,528 million estimated future development costs for 2002, $117 million was estimated to be funded by Hamaca Holding LLC, not by Phillips' capital expenditures.


RM&T

Capital spending for RM&T during the three-year period ending December 31, 2001, was primarily for refinery-upgrade projects-- to improve product yields, to meet new environmental standards, to improve the operating integrity of key processing units, and to install advanced process control technology--as well as for safety projects. Key significant projects during the three-year period included completion of a coker and continuous catalytic reformer at the company's Sweeny, Texas, refinery; capacity expansion and debottlenecking projects at the Borger, Texas, refinery; successful completion of a commercial S Zorb Sulfur Removal Technology (S Zorb) unit at the Borger refinery; an expansion of capacity in the Seaway crude-oil pipeline; and installation of advanced central control buildings and technologies at the Sweeny and Borger facilities. In the fourth quarter of 2001, the RM&T segment's capital expenditures included $238 million related to projects which were in progress upon the acquisition of Tosco, including construction of a polypropylene plant at the Bayway refinery in New Jersey and the Retail Enterprise Program initiative, a new electronic scanning and business system being implemented in the company's retail convenience stores. Total capital spending for RM&T for the three-year period was $1.1 billion, representing approximately
15 percent of Phillips' total capital spending.

During 2001, Phillips successfully completed and started up a new 6,000-barrel-per-day unit at its Borger refinery using the company's proprietary S Zorb technology to significantly reduce sulfur content in gasoline in preparation for meeting new government regulations. During 2001, the company announced its third licensing agreement for the use of S Zorb for gasoline and announced that S Zorb for diesel was available for licensing. A large continuous pilot plant demonstrating S Zorb for diesel is under construction and a commercial-scale unit within Phillips' refining system is in the planning stages.

A project to increase capacity at the Borger refinery through debottlenecking and expansion continued to progress in 2001. The project is expected to increase the facility's capacity to process crude oil by 20,000 barrels per day and move the facility toward production of lower-sulfur products. Operations have been largely unaffected by the debottlenecking project, with most work occurring during normal scheduled maintenance periods. Startup is expected in early 2002.

RM&T's 2002 capital budget is $839 million, a 69 percent increase over spending of $497 million in 2001. The 2001 spending does not include capital spending by Tosco prior to its acquisition by Phillips on September 14. Domestic spending is expected to consume 96 percent of the RM&T budget, with the remainder allocated to the Whitegate refinery in Ireland.

The company plans to direct 73 percent of the RM&T capital budget to refining, 19 percent to marketing, and the remainder to transportation and other projects. Approximately two-thirds of RM&T's budget is slated for ongoing operating requirements, including safety and environmental projects. The largest refining projects include construction of a fluid catalytic cracking unit at the Ferndale refinery, a diesel hydrotreater at the San Francisco refinery, and a low-sulfur gasoline project at the Wood River refinery. There are no individually significant marketing projects.


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

On June 23, 1999, a flash fire occurred in a reactor vessel at the K-Resin styrene-butadiene copolymer (SBC) plant at the Houston Chemical Complex. Two individuals employed by a subcontractor, Zachry Construction Corporation (Zachry), were killed and other workers were injured. Ten lawsuits were filed in Texas in connection with the incident, including two actions for wrongful death. Both wrongful death lawsuits and many of the personal injury claims have been resolved. Two lawsuits remain pending on behalf of 12 workers. The first trial is scheduled for the spring of 2002.

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

On March 27, 2000, an explosion and fire occurred at Phillips' K-Resin SBC plant at the Houston Chemical Complex due to the overpressurization of an out-of-service butadiene storage tank. One employee was killed and several individuals, including employees of both Phillips and its contractors, were injured. Additionally, several individuals who were allegedly in the area of the Houston Chemical Complex at the time of the incident have claimed they suffered various personal injuries due to exposure to the event. The wrongful death claim and the claims of the most seriously injured workers have been resolved. Currently, there are fourteen lawsuits pending on behalf of 67 primary plaintiffs. The first trial is scheduled for April 2002. Under the indemnification provisions of subcontracting agreements with Zachry and Brock Maintenance, Inc., Phillips has sought indemnification from these subcontractors with respect to claims made by their employees. The Contribution Agreement, pursuant to which CPChem was formed, does not require CPChem to indemnify Phillips for liability arising out of this litigation.


Environmental

Phillips is subject to the same numerous federal, state, local and foreign environmental laws and regulations as are other companies in the oil and gas exploration and production; and refining, marketing and transportation of crude oil and refined products businesses. The most significant of those laws, and the regulations issued thereunder, affecting Phillips' operations are:

o The Clean Air Act, as amended.
o The Federal Water Pollution Control Act.
o Safe Drinking Water Act.
o Regulations of the United States Department of the Interior governing offshore oil and gas operations.

These acts and their implementing regulations set limits on emissions and, in the case of discharges to water, establish water quality limits. They also, in most cases, require permits in association with new or modified operations. These permits can require an applicant to obtain substantial information in connection with the application process. The obtaining of this information can be expensive and time-consuming. In addition, there can be delays associated with notice and comment periods and the agency's processing of the application. Many of the delays associated with the permitting process are beyond the control of the applicant.

Many states also have similar statutes and regulations governing air and water. While similar, in some cases these regulations impose additional, or more stringent, requirements that can add to the cost and difficulty of marketing or transporting products across state lines.

Phillips is also subject to certain acts and regulations primarily governing remediation of wastes or oil spills. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered appropriate under regulations, if any, existing at the time, but that may now require investigatory or remedial work to adequately protect the environment or to address new regulatory requirements. The applicable acts are:

o The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), commonly referred to as Superfund, and comparable state statutes. CERCLA primarily addresses historic contamination and imposes joint and several liability for cleanup of contaminated sites on owners and operators of the contaminated sites, or on those who have contributed wastes to a site. Many states have their own statutes and regulatory requirements that are similar to CERCLA. Phillips is involved in a number of Superfund sites-- see the discussion below. CERCLA also requires reporting of releases to the environment of substances defined as hazardous. These requirements add cost and complexity to Phillips' operations.

o The Resource Conservation and Recovery Act of 1976, as amended, and comparable state statutes, govern the management and disposal of wastes, with the most stringent regulations applicable to treatment, storage or disposal of hazardous wastes at the owner's property.

o The Oil Pollution Act of 1990, as amended, under which owners and operators of tankers, owners and operators of onshore facilities and pipelines, and lessees or permittees of an area in which an offshore facility is located are liable for removal and cleanup costs of oil discharges into navigable waters of the United States.

Pursuant to the authority of the Clean Air Act (CAA), the Environmental Protection Agency (EPA) has issued several standards applicable to the formulation of motor fuels, which are designed to reduce emissions of certain air pollutants when the fuel enters commerce or is used. Pursuant to state laws corresponding to the CAA, several states have passed similar or more stringent regulations governing the formulation of motor fuels. Where these regulations are currently applicable, Phillips has already incurred the operational or capital costs of control or manufacturing limitations, but will continue to incur the costs of compliance such as ongoing operational requirements and recordkeeping.

The EPA has also promulgated specific rules governing the sulfur content of gasoline, known generically as the "Tier II Sulfur Rules," which become applicable to Phillips' gasoline as early as 2004. The company is implementing a compliance strategy for meeting the requirements, including the use of Phillips' proprietary technology known as S Zorb. Phillips expects to use a combination of technologies to achieve compliance with the rules. Phillips has made preliminary estimates of its cost of compliance with this rule and will include these costs in future budgeting for refinery compliance. The EPA has also promulgated sulfur content rules for highway diesel fuel that become applicable in 2006. Phillips is currently developing and testing an S Zorb system for removing sulfur from diesel fuel. It is anticipated that S Zorb will be used as part of Phillips' strategy for complying with these rules. Because the company is still evaluating and developing capital strategies for compliance with the rule, Phillips cannot provide precise estimates for compliance at this time, but will do so and report these compliance costs as required by law.

In 1997, an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for the reduction of certain emissions that may contribute to increases in atmospheric greenhouse gas concentrations. The United States has not ratified the treaty codifying the Kyoto Protocol and it is not clear whether it will do so in the future. If the protocol is ratified by the United States, the cost of complying with regulations implementing the protocol could be substantial. It is not, however, possible to accurately estimate the costs that could be incurred by Phillips to comply with such regulations.

Because of the nature of Phillips' businesses, it is likely that environmental laws and regulations will continue to have an effect on its operations in the future. Phillips does not, however, currently expect any material adverse effect on its operations or financial position as a result of compliance with such laws and regulations.

At year-end 2000, Phillips reported 30 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP) under the federal Superfund law. Since then, six of these PRP sites have been resolved and five sites were added. Of the 29 sites remaining at December 31, 2001, the company believes it has a legal defense or its records indicate no involvement for six sites. At six other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. Of the remaining sites, the company has provided for any probable costs that can be reasonably estimated. At a number of sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Experience has shown, however, that the mere passage of time is no guarantee that the site will never become active or that the company's connection to the site will not be established.

Phillips does not consider the number of sites at which it has been designated potentially responsible by state or federal agencies as a relevant measure of liability. Some companies may be involved in few sites but have much larger liabilities than companies involved in many more sites. Although liability of those potentially responsible is generally joint and several for federal sites and frequently so for state sites, the company is usually but one of many companies cited at a particular site. Phillips has, to date, been successful in sharing cleanup costs with other financially sound companies. Many of the sites at which the company is potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess site conditions, apportion responsibility and determine the appropriate remediation. In some instances, Phillips may have no liability or attain a settlement of liability. Actual cleanup costs generally occur after the parties obtain EPA or equivalent state agency approval.

At December 31, 2001, contingent liability accruals of $11 million had been made for the company's PRP sites, and $3 million for other environmental contingent liabilities. In addition, the company had accrued $525 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, for total environmental accruals of $539 million, compared with $127 million at December 31, 2000. The 2001 increase in accrued environmental costs is primarily the result of Phillips' recent acquisition of Tosco on September 14, 2001. Accruals totaling $303 million were added as a result of that transaction. Earlier in the year, the accrual was increased for remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO. Because these accruals relate to environmental conditions that existed when Phillips acquired Tosco and the Alaska businesses, the charges impacted the allocation of the purchase price of each acquisition, not the company's net income. No one site exceeds 10 percent of the total.

Expensed environmental costs were $345 million in 2001 and are expected to be approximately $235 million in 2002 and 2003. Capitalized environmental costs were $632 million in 2001, and are expected to be approximately $275 million and $375 million in 2002 and 2003, respectively.

After an assessment of environmental exposures for cleanup and other costs, except those acquired in purchase business combinations, the company makes accruals on an undiscounted basis for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. These accruals have not been reduced for possible insurance recoveries.


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


NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For additional information, see
Note 24--New Accounting Standards in the Notes to Financial Statements, which is incorporated herein by reference.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 1--Accounting Policies in the Notes to Financial Statements for descriptions of the company's major accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used.

Oil and Gas Accounting
----------------------
Accounting for oil and gas exploratory activity is subject to special accounting rules that are unique to the oil and gas industry. The acquisition of geological and geophysical seismic information, prior to the discovery of proved reserves, is expensed as incurred, similar to accounting for research and development costs. However, leasehold acquisition costs and exploratory well costs are capitalized on the balance sheet, pending determination of whether proved oil and gas reserves have been discovered on the prospect.

Property Acquisition Costs
For leasehold acquisition costs, Management exercises judgment and determines a percentage probability that the prospect ultimately will fail to find proved oil and gas reserves. For prospects in areas that have had limited, or no, previous exploratory drilling, the percentage probability of ultimate failure is normally judged to be quite high. This judgmental percentage is multiplied by the leasehold acquisition cost, and that product is divided by the contractual period of the leasehold to determine a periodic leasehold impairment charge that is reported in exploration expense. This judgmental probability percentage is reassessed and adjusted throughout the contractual period of the leasehold based on favorable or unfavorable exploratory activity on the leasehold or on adjacent leaseholds, and leasehold impairment amortization expense is adjusted prospectively. By the end of the contractual period of the leasehold, the impairment probability percentage will have been adjusted to 100 percent if the leasehold is expected to be abandoned, or will have been adjusted to zero percent if there is an oil or gas discovery that is under development. See the supplemental Oil and Gas Operations disclosures about Costs Incurred and Capitalized Costs for more information about the amounts and geographic locations of costs incurred in acquisition activity, and the amounts on the balance sheet related to unproved properties.

Exploratory Costs
For exploratory wells, drilling costs are temporarily capitalized, or "suspended," on the balance sheet, pending a judgmental determination of whether potentially economic oil and gas reserves have been discovered by the drilling effort. This judgment usually is made within two months of the completion of the drilling effort, but can take longer, depending on the complexity of the geologic structure. Accounting rules require that this judgment be made at least within one year of well completion. If a judgment is made that the well did not encounter potentially economic oil and gas quantities, the well costs are expensed as a dry hole and are reported in exploration expense. Exploratory wells that are judged to have discovered potentially economic quantities of oil and gas and that are in areas where a major capital expenditure (e.g., a pipeline or offshore platform) would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized on the balance sheet as long as additional exploratory appraisal work is under way or firmly planned. For complicated offshore exploratory discoveries, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while the company performs additional appraisal drilling and seismic work on the potential oil and gas field. Unlike leasehold acquisition costs, there is no periodic impairment amortization of suspended exploratory well costs. Management continuously monitors the results of the additional appraisal drilling and seismic work and expenses the suspended well costs as dry holes when it judges that the potential field does not warrant further exploratory efforts in the near term. See the supplemental Oil and Gas Operations disclosures about Costs Incurred and Capitalized Costs for more information about the amounts and geographic locations of costs incurred in exploration activity and the amounts on the balance sheet related to unproved properties, as well as the

Wells In Progress disclosure for the number and geographic location of wells not yet declared productive or dry.

Proved Oil and Gas Reserves
Engineering estimates of the quantities of recoverable oil and gas reserves in oil and gas fields are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. Despite the inherent imprecision in these engineering estimates, accounting rules require supplemental disclosure of "proved" oil and gas reserve estimates due to the importance of these estimates to better understanding the perceived value and future cash flows of a company's oil and gas operations. The judgmental estimation of proved oil and gas reserves is also important to the income statement because the proved oil and gas reserve estimate for a field serves as the denominator in the unit-of-production calculation of depreciation, depletion and amortization of the capitalized costs for that field. There are several authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as "proved." The company's reservoir engineering department has policies and procedures in place that are consistent with these authoritative guidelines. The company has qualified and experienced internal engineering personnel who make these estimates. Proved reserve estimates are updated annually and take into account recent production and seismic information about each field. Also, as required by authoritative guidelines, the estimated future date when a field will be permanently shut-in for economic reasons is based on an extrapolation of oil and gas prices and operating costs prevalent at the balance sheet date. This estimated date when production will end affects the amount of estimated recoverable reserves. Therefore, as prices and cost levels change from year to year, the estimate of proved reserves also change.

Impairment of Assets
--------------------
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets-- generally on a field-by-field basis for exploration and production assets or at an entire complex level for downstream assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value usually is based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, prices and costs, considering all available information at the date of review. See
Note 9--Property Impairments in the Notes to Financial
Statements.

Dismantlement, Removal and Environmental Costs
----------------------------------------------
Under various contracts, permits and regulations, the company has material legal obligations to remove tangible equipment and restore the land or seabed at the end of operations at production sites. The largest asset removal obligations facing Phillips involve removal and disposal of offshore oil and gas platforms around the world, and oil and gas production facilities and pipelines in Alaska. The estimated undiscounted costs, net of salvage values, of dismantling and removing these facilities are accrued, using primarily the unit-of-production method, over the productive life of the asset. Estimating the future asset removal costs necessary for this accounting calculation is difficult. Most of these removal obligations are many years in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria will have to be met when the removal event actually occurs. Asset removal technologies and costs are constantly changing, as well as political, environmental, safety and public relations considerations. See Note 10--Accrued Dismantlement, Removal and Environmental Costs in the Notes to Financial Statements.

Business Acquisitions
---------------------

Purchase Price Allocation
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business. For most assets and liabilities, purchase price allocation is accomplished by recording the asset or liability at its estimated fair value.
The most difficult estimations of individual fair values are those involving properties, plants and equipment and identifiable intangible assets. The company uses all available information to make these fair value determinations and, for major business acquisitions, typically engages an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets. The company has, if necessary, up to one year after the acquisition closing date to finish these fair value determinations and finalize the purchase price allocation.

Intangible Assets and Goodwill
In connection with the acquisition of Tosco Corporation on September 14, 2001, the company recorded material intangible assets for Tosco tradenames, air emission permit credits, and permits to operate refineries. These intangible assets were determined to have indefinite useful lives and so are not amortized. This judgmental assessment of an indefinite useful life has to be continuously evaluated in the future. If, due to changes in facts and circumstances, Management determines that these intangible assets then have definite useful lives, amortization will have to commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic lower-of-cost-or-market tests, which requires Management's judgment of the estimated fair value of these intangible assets. See Note 3-- Acquisition of Tosco Corporation in the Notes to Financial Statements.

Also in connection with the acquisition of Tosco, the company recorded a material amount of goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to annual reviews for impairment based on a two-step accounting test. The first step is to compare the estimated fair value of any reporting units within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required that year. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the amount of the goodwill impairment to record, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical new acquisition of the reporting unit. The various purchase business combination rules are followed to determine a hypothetical purchase price allocation for the reporting unit's assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared with the recorded amount of goodwill for the reporting unit, and the recorded amount is written-down to the hypothetical amount if the hypothetical amount is the lower of the two. Because quoted market prices for the company's reporting units are not available, Management has to apply judgment in determining the estimated fair value of its reporting units for purposes of performing the first step of this periodic goodwill impairment test. Management uses all available information to make these fair value determinations and may engage an outside appraisal firm for assistance. In addition, if the first test step is not met, further judgment has to be applied in determining the fair values of individual assets and liabilities for purposes of the hypothetical purchase price allocation. Again, Management has to use all available information to make these fair value determinations and may engage an outside appraisal firm for assistance.

Inventory Valuation
-------------------
Prior to the acquisition of Tosco in September 2001, the company's inventories on the last-in, first-out (LIFO) cost basis were predominantly reflected on the balance sheet at historical cost layers established many years ago, when price levels were much lower. So, prior to 2001, the company's LIFO inventories were relatively insensitive to current price level changes. However, the acquisition of Tosco added a very large LIFO cost layer that was recorded at replacement cost levels prevalent in late September 2001. As a result, the company's LIFO cost inventories will now be much more sensitive to lower-of-cost-or-market impairment write-downs in the future, whenever price levels fall. Phillips recorded a LIFO inventory lower-of-cost-or-market impairment in the fourth quarter of 2001 due to such a deterioration. The determination of replacement cost values for the lower-of-cost-or-market test uses objective evidence, but does involve judgment in determining the most appropriate objective evidence to use in the calculations.

Projected Benefit Obligations
-----------------------------
Determination of the projected benefit obligations for the company's defined benefit pension and postretirement plans are important to the recorded amounts for such obligations on the balance sheet and to the amount of benefit expense in the income statement. This also impacts the required company contributions into the plans. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, the company engages outside actuarial firms to assist in the determination of these projected benefit obligations. For ERISA-qualified pension plans, the actuary exercises fiduciary care on behalf of plan participants in the determination of the judgmental assumptions used in determining required company contributions into plan assets. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, the company will be required to fund all promised benefits under pension and postretirement benefit plans, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time.


OUTLOOK

On November 18, 2001, Phillips and Conoco Inc. (Conoco) announced that their Boards of Directors had unanimously approved a merger of equals, and that the companies had signed a definitive merger agreement to form a new company to be named ConocoPhillips. At special shareholder meetings held on March 12, 2002, the stockholders of both companies approved the merger. Under the terms of the agreement, Phillips shareholders will receive one share of the new ConocoPhillips common stock for each share of Phillips common stock that they own and Conoco shareholders will receive 0.4677 shares of the new ConocoPhillips common stock for each share of Conoco that they own. At inception, Phillips shareholders will own approximately 57 percent of the new company and Conoco shareholders will own approximately 43 percent.

Under the merger agreement, Phillips and Conoco have agreed that, prior to completion of the proposed merger, each will carry on its respective business in the usual, regular, and ordinary course in all material respects. In addition, each company has agreed to neither acquire nor dispose of material assets in the interim period between the signing and announcement of the agreement and the completion of the merger. Subject to certain conditions, a termination fee of $550 million is payable in the event one party to the agreement fails to adopt the merger agreement via stockholder approval; fails to perform any of its representations, warranties, or covenants under the merger agreement; or enters into a definitive agreement with respect to an acquisition proposal by another party.

Upon completion of the merger, Archie W. Dunham, Conoco's chairman and chief executive officer, will serve as chairman of the board of ConocoPhillips. James J. Mulva, Phillips' chairman and chief executive officer, will serve as president and chief executive officer of the combined company, becoming chairman upon Mr. Dunham's retirement in 2004. The ConocoPhillips Board of Directors will consist of 16 directors, eight designated by each of the two companies, including Mr. Dunham and Mr. Mulva.

The merger will be accounted for under FASB Statement No. 141 using purchase accounting. Although the business combination of Phillips and Conoco is a merger of equals, generally accepted accounting principles require that one of the two companies be designated as the acquiror for accounting purposes. Phillips has been designated as the acquiror based on the fact that its stockholders are expected to hold more than 50 percent of the ConocoPhillips stock after the merger.

The merger is conditioned upon, among other things, customary regulatory approvals. Phillips and Conoco filed notification and report forms under the Hart-Scott-Rodino Act of 1976 with the Federal Trade Commission (FTC) and the Antitrust Division of the U.S. Department of Justice on December 17, 2001. On January 16, 2002, the FTC made requests for additional information and documentary materials. Those requests extended the statutory waiting period until 30 days after Conoco and Phillips have substantially complied with the requests, unless the waiting period is terminated earlier or extended with the consent of Conoco and Phillips. Conoco and Phillips continue to work closely with the FTC staff on its requests. Conoco and Phillips received the necessary clearances from the European Commission on March 6, 2002, and from the Canadian Commissioner of Competition on February 12, 2002. Transition teams with representatives from both companies have been formed, and these teams are charged with planning for an efficient transition after the merger closes and identifying potential synergies. The transaction is expected to be completed in the second half of 2002, with the new company headquartered in Houston, Texas.

Effective January 1, 2002, the Norwegian authorities implemented a production curtailment on the Norwegian Continental shelf to support the efforts of major oil exporting countries to stabilize crude prices. Phillips expects to incur minimal impacts to its Norway production volumes during 2002 as a result of these curtailments--less than 1 percent, compared with budgeted volumes for the first and second quarters of the year. In Venezuela, Petroleos de Venezuela S.A. (PdVSA), the state-owned oil company, has indicated production capacity for the Hamaca heavy-oil project will be restricted during 2002, taking into consideration pipeline constraints and major oil exporting country curtailment recommendations. The future impact of curtailment on Hamaca's 2002 production is uncertain, but has not been significant to date.

In December 2001, the Norwegian government endorsed the company's recommendation for the removal and disposal of the steel structures onshore and in-place disposal of cuttings related to Ekofisk I. Removal of 11 platforms and the topside of the Ekofisk tank is scheduled to be completed by 2013. In addition, the OSPAR (Oslo and Paris Convention for the Protection of the Marine Environment of the Northeast Atlantic countries) has endorsed in-place disposal of the concrete structure in a cleaned condition. This issue is expected to be finalized by the Norwegian government in a separate parliamentary bill during the spring session of 2002.

In December 2001, Phillips and its co-venturers in the Bayu-Undan field received from the East Timor Council of Ministers an endorsement of the Understanding on a tax and fiscal package that will allow the Bayu-Undan gas development in the Timor Sea to proceed. The company is currently awaiting ratification by Australia so that finalization of gas sales arrangements can proceed. Finalization of a new treaty between Australia and East Timor would allow plans to develop the potential gas resources to move forward.

On March 12, 2002, Phillips announced that it and its co-venturers had signed a Heads of Agreement with The Tokyo Electric Power Company, Incorporated (TEPCO) and Tokyo Gas Co., Ltd. (Tokyo Gas) that would enable Phillips and its co-venturers to move forward with the gas development phase of the project when the Australian authorities ratify the tax and fiscal package. Under the terms of the agreement, the co-venturers would supply TEPCO and Tokyo Gas with three million tons per year of liquefied natural gas for a period of 17 years, utilizing natural gas from the Bayu-Undan field. First shipments would be scheduled for January 2006. The agreement would allow Phillips to go forward with plans to develop a liquefied natural gas facility near Darwin, Australia, utilizing the company's Optimized Cascade liquefied natural gas process. Final board approvals from co-venturers and formal project commitments are expected to be completed by the end of the third quarter of 2002. On March 12, Phillips also announced that, under a separate agreement, the company plans to sell a 10.08 percent interest in the unitized Bayu-Undan field to TEPCO and Tokyo Gas.

During 2001, Phillips announced that it had signed a letter of intent with El Paso Corporation contemplating EL Paso's purchasing liquefied natural gas from the Greater Sunrise fields with possible transportation to markets in Southern California and northern Baja California in Mexico. A definitive purchase agreement was not reached between El Paso and the Greater Sunrise owners. However, Phillips and El Paso are continuing with plans to develop a project to build a liquefied natural gas import terminal in northern Baja California to provide access to gas markets in that region. Front-end engineering design is under way and the companies are working with federal, state, and local officials in Mexico to secure permits for the project. A decision to proceed with the terminal project is expected in the third quarter of 2002. Phillips and El Paso would each control 50 percent of the terminal capacity and each are pursuing liquefied natural gas supplies and downstream gas markets to utilize their respective shares of the capacity.

During 2001, Phillips was selected to participate in Core
Venture 1 (CV-1), the largest of three proposed developments offered by the Kingdom of Saudi Arabia's Natural Gas Initiative. CV-1 would include natural gas exploration, midstream, petrochemical, and power and water investments in Saudi Arabia. Negotiations are in progress between the Kingdom and co-venturers in the CV-1 project with anticipated finalization of issues within the Preparatory Agreement in the second quarter of 2002. Phillips has a 15 percent interest in the project.

Phillips, along with BP and ExxonMobil, is evaluating the potential for a natural gas pipeline from the North Slope to the Lower 48. While, in the current economic environment, the company does not believe the project provides the desired return on investment, given the significant size and risk associated with the project, Phillips continues to search for a solution that will allow this resource to be produced. The company's net book value of these North Slope natural gas resources was $369 million at December 31, 2001.

In 2002, Phillips expects worldwide production of approximately
830,000 barrels-of-oil-equivalent per day from currently proved reserves, a slight increase over the 821,000 daily average rate for 2001.

Crude oil and natural gas prices are subject to external factors over which the company has no control, such as global economic conditions, demand growth, inventory levels, weather, competing fuel prices and the availability of supply. A worldwide economic slowdown, along with adequate inventories and an unusually warm early winter, put downward pressure on energy prices in 2001 and early 2002. Major oil exporting countries pledged production restraints in late 2001, somewhat stabilizing crude oil prices in early 2002. The warm winter and adequate natural gas storage levels have kept U.S. natural gas prices around $2 per thousand cubic feet into early 2002.

Refining margins are subject to the price of crude oil and other feedstocks, and the price of petroleum products, which are subject to market factors over which the company has no control, such as the U.S. economy; seasonal factors that affect demand, such as the summer driving months; and the levels of refining output, including refining capacity relative to demand. A weak U.S. economy and adequate supply have resulted in low refining margins in early 2002. The outlook for the remainder of 2002, for both upstream and downstream prices, is dependent on an economic recovery in the United States and worldwide, as well as the level of output from major crude oil producing nations and their compliance with pledged production restraints. Conflicts in the Middle East could also lead to price volatility in 2002.

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

The following are identified as important risk factors, but not all of the risk factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

o Plans for the further implementation of Management's announced strategy for certain of its business segments are subject to: the completion of the announced merger with Conoco Inc. (Conoco); receipt of any approvals or clearances that may be required from domestic and foreign government authorities; required disposition of assets, if any, to meet regulatory requirements; successful integration of Conoco businesses, assets, operations and personnel with those of the company; continued successful integration of the recently acquired Tosco assets; the successful development and operation of the company's current E&P projects, and the achievement of production estimates; the achievement of cost savings and synergies that are dependent on the integration of personnel, business systems and operations from the Conoco merger and the Tosco acquisition; the operation and financing of the DEFS and CPChem joint ventures; and the demand and prices for the products produced by DEFS and CPChem.

o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments and government agencies, including necessary permits; its ability to engage specialized drilling, construction and other contractors and equipment and to obtain economical and timely financing; construction of pipelines, processing and production facilities for its Bayu-Undan, Bohai Bay, Hamaca and other E&P projects; geological, land or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans-Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to-be-constructed crude oil tankers; and foreign and United States laws, including tax laws.

o Plans for the modernization, the debottlenecking or other improvement projects at its refineries, including the installation and operation of its proprietary sulfur removal technology implementation, and the timing of production from such plants are subject to: approval from the company's and/or subsidiaries' Boards of Directors; obtaining loans and/or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof; obtaining timely building, environmental and other permits; and the availability of specialized contractors, work force and equipment. Production and delivery of the company's products are subject to: domestic and worldwide prices and demand for refined products; availability of raw materials; and the availability of transportation for products in the form of pipelines, railcars, trucks or ships.

o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets that may be identified for sale; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips may have little or no control; its ability to operate refineries and exploration and production operations consistently and safely, with no major disruption in production or transportation of products from such operations; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

o Estimates of proved reserves, and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by the U.S. Securities and Exchange Commission, generally accepted accounting principles and other applicable requirements. Estimates of project costs, cost savings and synergies were developed by the company from current information. The estimates for reserves, supplies, costs, maintenance, environmental remediation, savings and synergies can change positively or negatively as new information and data become available.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   PHILLIPS PETROLEUM COMPANY

                 INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Report of Management....................................       95

Report of Independent Auditors..........................       96

Consolidated Statement of Income for the years
  ended December 31, 2001, 2000 and 1999................       97

Consolidated Balance Sheet at December 31, 2001
  and 2000..............................................       98

Consolidated Statement of Cash Flows for the years
  ended December 31, 2001, 2000 and 1999................       99

Consolidated Statement of Changes in Common Stockholders'
  Equity for the years ended December 31, 2001,
  2000 and 1999.........................................      100

Notes to Financial Statements...........................      101

Supplementary Information

     Oil and Gas Operations.............................      159

     Selected Quarterly Financial Data..................      178


             INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation Accounts and Reserves............      182


All other schedules are omitted because they are either not required, not significant, not applicable or the information is shown in another schedule, the financial statements or in the notes to financial statements.

-----------------------------------------------------------------
Report of Management

Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances.

The company maintains internal controls designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal controls are supported by written policies and guidelines and are complemented by a staff of internal auditors. Management believes that the internal controls in place at December 31, 2001, provide reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

The company's financial statements have been audited by Ernst & Young LLP, independent auditors selected by the Audit Committee of the Board of Directors and approved by the stockholders. Management has made available to Ernst & Young LLP all of the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.




/s/ J.J. Mulva                        /s/ John A. Carrig

J.J. Mulva                            John A. Carrig
Chairman of the Board                 Senior Vice President
and Chief Executive Officer           and Chief Financial Officer





March 15, 2002

-----------------------------------------------------------------
Report of Independent Auditors


The Board of Directors and Stockholders
Phillips Petroleum Company

We have audited the accompanying consolidated balance sheets of Phillips Petroleum Company as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Petroleum Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2001
Phillips Petroleum Company changed its method of accounting for the costs of major maintenance turnarounds.


                               /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP

Tulsa, Oklahoma
March 15, 2002

-------------------------------------------------------------------------
Consolidated Statement of Income               Phillips Petroleum Company


                                                  Millions of Dollars
Years Ended December 31                        --------------------------
                                                  2001     2000      1999
                                               --------------------------
Revenues
Sales and other operating revenues*            $26,729   22,690    15,396
Equity in earnings of affiliated companies          41      114       101
Other revenues                                      98      278       180
-------------------------------------------------------------------------
    Total Revenues                              26,868   23,082    15,677
-------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products                14,535   12,131     8,182
Production and operating expenses                2,688    2,176     2,028
Exploration expenses                               306      298       225
Selling, general and administrative expenses       946      626       665
Depreciation, depletion and amortization         1,391    1,179       902
Property impairments                                26      100        69
Taxes other than income taxes*                   3,258    2,323     2,056
Accretion on discounted liabilities                 14        -         -
Interest expense                                   338      369       279
Foreign currency transaction losses                 11       58        33
Preferred dividend requirements of capital
  trusts                                            53       53        53
-------------------------------------------------------------------------
    Total Costs and Expenses                    23,566   19,313    14,492
-------------------------------------------------------------------------
Income before income taxes, extraordinary
  item and cumulative effect of change in
  accounting principle                           3,302    3,769     1,185
Provision for income taxes                       1,659    1,907       576
-------------------------------------------------------------------------
Income Before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle       1,643    1,862       609
Extraordinary item                                 (10)       -         -
Cumulative effect of change in accounting
  principle                                         28        -         -
-------------------------------------------------------------------------
Net Income                                     $ 1,661    1,862       609
=========================================================================

Net Income Per Share of Common Stock
Basic
  Before extraordinary item and cumulative
    effect of change in accounting principle   $  5.61     7.32      2.41
  Extraordinary item                              (.04)       -         -
  Cumulative effect of change in accounting
    principle                                      .10        -         -
-------------------------------------------------------------------------
Net Income                                     $  5.67     7.32      2.41
=========================================================================
Diluted
  Before extraordinary item and cumulative
    effect of change in accounting principle   $  5.57     7.26      2.39
  Extraordinary item                              (.03)       -         -
  Cumulative effect of change in accounting
    principle                                      .09        -         -
-------------------------------------------------------------------------
Net Income                                     $  5.63     7.26      2.39
=========================================================================

Average Common Shares Outstanding
  (in thousands)
Basic                                          292,964  254,490   252,827
Diluted                                        295,016  256,326   254,433
-------------------------------------------------------------------------
*Includes excise taxes on petroleum
   products sales                               $2,679    1,855     1,825
 See Notes to Financial Statements.

-------------------------------------------------------------------------
Consolidated Balance Sheet                     Phillips Petroleum Company


At December 31                                        Millions of Dollars
                                                      -------------------
                                                         2001        2000
                                                      -------------------
Assets
Cash and cash equivalents                             $   142         149
Accounts and notes receivable (less allowances of
  $33 million in 2001 and $18 million in 2000)          1,189       1,553
Accounts and notes receivable--related parties            105         226
Inventories                                             2,618         357
Deferred income taxes                                      47         191
Prepaid expenses and other current assets                 262         130
-------------------------------------------------------------------------
    Total Current Assets                                4,363       2,606
Investments and long-term receivables                   3,317       2,999
Properties, plants and equipment (net)                 23,796      14,784
Goodwill                                                2,281           -
Intangibles                                             1,313           -
Deferred income taxes                                       9           -
Deferred charges                                          138         120
-------------------------------------------------------------------------
Total                                                 $35,217      20,509
=========================================================================

Liabilities
Accounts payable                                      $ 2,669       1,822
Accounts payable--related parties                          91          92
Notes payable and long-term debt due within one year       44         262
Accrued income and other taxes                            941         815
Other accruals                                            797         501
-------------------------------------------------------------------------
    Total Current Liabilities                           4,542       3,492
Long-term debt                                          8,645       6,622
Accrued dismantlement, removal and environmental
  costs                                                 1,142         702
Deferred income taxes                                   4,015       1,894
Employee benefit obligations                              953         494
Other liabilities and deferred credits                    930         562
-------------------------------------------------------------------------
Total Liabilities                                      20,227      13,766
-------------------------------------------------------------------------

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Phillips 66 Capital Trusts I and II       650         650
-------------------------------------------------------------------------

Common Stockholders' Equity
Common stock--1,000,000,000 shares authorized at
  $1.25 par value
    Issued (2001--430,439,743 shares;
      2000--306,380,511 shares)
        Par value                                         538         383
        Capital in excess of par                        9,069       2,153
    Treasury stock (at cost: 2001--20,725,114 shares;
      2000--23,142,005 shares)                         (1,038)     (1,156)
    Compensation and Benefits Trust (CBT)
      (at cost: 2001--27,556,573 shares;
      2000--27,849,430 shares)                           (934)       (943)
Accumulated other comprehensive loss                     (255)       (100)
Unearned employee compensation--Long-Term Stock
  Savings Plan (LTSSP)                                   (237)       (263)
Retained earnings                                       7,197       6,019
-------------------------------------------------------------------------
Total Common Stockholders' Equity                      14,340       6,093
-------------------------------------------------------------------------
Total                                                 $35,217      20,509
=========================================================================
See Notes to Financial Statements.

-------------------------------------------------------------------------
Consolidated Statement of Cash Flows           Phillips Petroleum Company


Years Ended December 31                            Millions of Dollars
                                                -------------------------
                                                   2001     2000     1999
                                                -------------------------
Cash Flows From Operating Activities
Net income                                      $ 1,661    1,862      609
Adjustments to reconcile net income to
  net cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and amortization    1,391    1,179      902
      Property impairments                           26      100       69
      Dry hole costs and leasehold impairment        99      130       92
      Accretion on discounted liabilities            14        -        -
      Deferred taxes                                515      412      160
      Extraordinary loss on early retirement of
        debt                                         10        -        -
      Cumulative effect of accounting change        (28)       -        -
      Other                                         111     (214)     (82)
    Working capital adjustments*
      Increase (decrease) in aggregate balance
        of accounts receivable sold                (174)     317        1
      Decrease (increase) in other accounts and
        notes receivable                          1,332     (699)    (546)
      Decrease (increase) in inventories           (289)     (10)      16
      Decrease in prepaid expenses and other
        current assets                               43       84       88
      Increase (decrease) in accounts payable    (1,029)     419      343
      Increase (decrease) in taxes and other
        accruals                                   (120)     434      289
-------------------------------------------------------------------------
Net Cash Provided by Operating Activities         3,562    4,014    1,941
-------------------------------------------------------------------------

Cash Flows From Investing Activities
Acquisitions, net of cash acquired                   80   (6,443)       -
Capital expenditures and investments, including
  dry hole costs                                 (3,085)  (2,022)  (1,690)
Proceeds from contributing assets to joint
  ventures                                            -    2,061        -
Proceeds from asset dispositions                    256      850      225
Long-term advances to affiliates and other
  investments                                       (21)    (208)     (17)
-------------------------------------------------------------------------
Net Cash Used for Investing Activities           (2,770)  (5,762)  (1,482)
-------------------------------------------------------------------------

Cash Flows From Financing Activities
Issuance of debt                                    566    2,552      528
Repayment of debt                                  (945)    (360)    (527)
Purchase of company common stock                      -        -      (13)
Issuance of company common stock                     51       31       24
Dividends paid on common stock                     (403)    (346)    (344)
Other                                               (68)    (118)     (86)
-------------------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                       (799)   1,759     (418)
-------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents              (7)      11       41
Cash and cash equivalents at beginning of year      149      138       97
-------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year        $   142      149      138
=========================================================================
*Net of acquisition and disposition of businesses.
See Notes to Financial Statements.

----------------------------------------------------------------------------
Consolidated Statement of Changes                 Phillips Petroleum Company
in Common Stockholders' Equity


                                              Shares of Common Stock
                                       -------------------------------------
                                                        Held in      Held in
                                            Issued     Treasury          CBT
                                       -------------------------------------

December 31, 1998                      306,380,511   25,259,040   29,125,863
Net income
Other comprehensive income
  Foreign currency translation
  Unrealized gain on securities, net of
    reclassification adjustments
  Equity affiliates:
    Foreign currency translation
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans                 (849,495)    (767,605)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
----------------------------------------------------------------------------
December 31, 1999                      306,380,511   24,409,545   28,358,258
Net income
Other comprehensive income
  Foreign currency translation
  Unrealized loss on securities
  Equity affiliates:
    Foreign currency translation
Comprehensive income
Cash dividends paid on common stock
Distributed under incentive
  compensation and other benefit plans               (1,267,540)    (508,828)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
----------------------------------------------------------------------------
December 31, 2000                      306,380,511   23,142,005   27,849,430
Net income
Other comprehensive income
  Minimum pension liability adjustment
  Foreign currency translation
  Unrealized loss on securities
  Hedging activities
  Equity affiliates:
    Foreign currency translation
    Derivatives related
Comprehensive income
Cash dividends paid on common stock
Tosco acquisition                      124,059,232
Distributed under incentive
  compensation and other benefit plans               (2,416,891)    (292,857)
Recognition of LTSSP unearned
  compensation
Tax benefit of dividends on
  unallocated LTSSP shares
----------------------------------------------------------------------------
December 31, 2001                      430,439,743   20,725,114   27,556,573
============================================================================


                                                                      Millions of Dollars
                                         --------------------------------------------------------------------------------------
                                                      Common Stock                 Accumulated      Unearned
                                         --------------------------------------          Other      Employee
                                           Par      Capital in   Treasury        Comprehensive  Compensation   Retained
                                         Value   Excess of Par      Stock   CBT           Loss       --LTSSP   Earnings   Total
                                         --------------------------------------------------------------------------------------
December 31, 1998                         $383           2,055     (1,259) (987)           (13)         (303)     4,343   4,219
                                                                                                                          -----
Net income                                                                                                          609     609
Other comprehensive income
  Foreign currency translation                                                             (14)                             (14)
  Unrealized gain on securities, net of
    reclassification adjustments                                                            (2)                              (2)
  Equity affiliates:
    Foreign currency translation                                                            (2)                              (2)
                                                                                                                          -----
Comprehensive income                                                                                                        591
                                                                                                                          -----
Cash dividends paid on common stock                                                                                (344)   (344)
Distributed under incentive
  compensation and other benefit plans                      43         42    26                                     (50)     61
Recognition of LTSSP unearned
  compensation                                                                                            17                 17
Tax benefit of dividends on
  unallocated LTSSP shares                                                                                            5       5
-------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                          383           2,098     (1,217) (961)           (31)         (286)     4,563   4,549
                                                                                                                          -----
Net income                                                                                                        1,862   1,862
Other comprehensive income
  Foreign currency translation                                                             (53)                             (53)
  Unrealized loss on securities                                                             (1)                              (1)
  Equity affiliates:
    Foreign currency translation                                                           (15)                             (15)
                                                                                                                          -----
Comprehensive income                                                                                                      1,793
                                                                                                                          -----
Cash dividends paid on common stock                                                                                (346)   (346)
Distributed under incentive
  compensation and other benefit plans                      55         61    18                                     (65)     69
Recognition of LTSSP unearned
  compensation                                                                                            23                 23
Tax benefit of dividends on
  unallocated LTSSP shares                                                                                            5       5
-------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                          383           2,153     (1,156) (943)          (100)         (263)     6,019   6,093
                                                                                                                          -----
Net income                                                                                                        1,661   1,661
Other comprehensive income
  Minimum pension liability adjustment                                                    (143)                            (143)
  Foreign currency translation                                                             (14)                             (14)
  Unrealized loss on securities                                                             (2)                              (2)
  Hedging activities                                                                        (4)                              (4)
  Equity affiliates:
    Foreign currency translation                                                            (3)                              (3)
    Derivatives related                                                                     11                               11
                                                                                                                          -----
Comprehensive income                                                                                                      1,506
                                                                                                                          -----
Cash dividends paid on common stock                                                                                (403)   (403)
Tosco acquisition                          155           6,883                                                            7,038
Distributed under incentive
  compensation and other benefit plans                      33        118     9                                     (84)     76
Recognition of LTSSP unearned
  compensation                                                                                            26                 26
Tax benefit of dividends on
  unallocated LTSSP shares                                                                                            4       4
-------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                         $538           9,069     (1,038) (934)          (255)         (237)     7,197  14,340
===============================================================================================================================
See Notes to Financial Statements.


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

o Revenue Recognition--Revenues associated with sales of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and all other items are recorded when title passes to the customer. Revenues from the production of natural gas properties in which the company has an interest with other producers are recognized based on the actual volumes sold by the company during the period. Any differences between volumes sold and entitlement volumes, based on the company's net working interest, which are deemed non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are not significant. Revenues associated with royalty fees from licensed technology are recorded based either upon volumes produced by the licensee or upon the successful completion of all substantive performance requirements related to the installation of licensed technology.

o Reclassification--Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation, including presenting excise taxes on petroleum products sales as a component of operating revenues and taxes other than income taxes.

o Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

o Cash Equivalents--Cash equivalents are highly liquid short-term investments that are readily convertible to known amounts of cash and have original maturities within three months from their date of purchase.

o Inventories--The company has several valuation methods for its various types of inventories and consistently uses the following methods for each type of inventory. Crude oil and petroleum products inventories are valued at the lower of cost or market in the aggregate, primarily on the last-in, first-out (LIFO) basis. Any necessary lower-of-cost-or-market write-downs are recorded as permanent adjustments to the LIFO cost basis. LIFO is used to better match current inventory costs with current revenues and to meet tax-conformity requirements. Materials, supplies and other miscellaneous inventories are valued using the weighted-average-cost method, consistent with general industry practice. Merchandise inventories at the company's retail marketing outlets are valued using the first-in, first-out
   (FIFO) retail method, consistent with general industry practice.

o Derivative Instruments--All derivative instruments are recorded on the balance sheet at fair market value in either accounts and notes receivable or accounts payable. Recognition of the gain or loss that results from recording and adjusting a derivative to fair market value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives that are not used as hedges are recognized immediately in earnings. If a derivative is used to hedge the fair value of an asset, liability, or firm commitment, the gains or losses from adjusting the derivative to its market value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivatives hedging cash flows will be recorded on the balance sheet in accumulated other comprehensive income/(loss) until the hedged transaction is recognized in earnings; however, to the extent the change in the value of the derivative exceeds the change in the anticipated cash flows of the hedged transaction, the excess gains or losses will be recognized immediately in earnings.

   In the consolidated statement of income, gains and losses from derivatives used for trading are recorded in other revenues. Gains and losses from derivatives used for purposes other than trading are recorded in either sales and other operating revenues or purchased crude oil and products, depending on the purpose for issuing or holding the derivative.

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

o Intangible Assets Other Than Goodwill--Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets are considered impaired if the fair value of the intangible asset is lower than cost. Fair value of intangible assets is determined based on quoted market prices in active markets, if available. If quoted market prices are not available, fair value of intangible assets is determined based upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset, or upon estimated replacement cost, if expected future cash flows from the intangible asset are not determinable.

o Goodwill--Goodwill is not amortized but is tested at least annually for impairment. If the fair value of a reporting unit is less than the recorded book value of the reporting unit's assets (including goodwill), less liabilities, then a hypothetical purchase price allocation is performed on the reporting unit's assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount. Reporting units for purposes of goodwill impairment calculations are one level below the company's operating segment level. Because quoted market prices are not available for the company's reporting units, the fair value of the reporting units is determined based upon consideration of several factors, including observed market multiples of operating cash flows and net income, the depreciated replacement cost of tangible equipment, and/or the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset.

o Depreciation and Amortization--Depreciation and amortization of properties, plants and equipment on producing oil and gas properties and on certain pipeline assets (those which are expected to have a declining utilization pattern) are determined by the unit-of-production method. Depreciation and amortization of all other properties, plants and equipment are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

o Impairment of Properties, Plants and Equipment--Properties, plants and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets--generally on a field-by-field basis for exploration and production assets or at an entire complex level for downstream assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by Management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell.

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

o Maintenance and Repairs--The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Effective January 1, 2001, turnaround costs of major producing units are expensed as incurred. Prior to 2001, the estimated turnaround costs of major producing units were accrued in other liabilities over the estimated interval between turnarounds.

o Shipping and Handling Costs--The company's Exploration and Production segment includes shipping and handling costs in production and operating expenses, while the Refining, Marketing and Transportation segment records shipping and handling costs in purchased crude oil and products.

o Advertising Costs--Production costs of media advertising are deferred until the first public showing of the advertisement. Advances to secure advertising slots at specific sports, racing or other events are deferred until the event occurs. All other advertising costs are expensed as incurred, unless the cost has benefits which clearly extend beyond the interim period in which the expenditure is made, in which case the advertising cost is deferred and amortized ratably over the interim periods which clearly benefit from the expenditure. By the end of the fiscal year, all such interim deferred advertising costs are fully amortized to expense.

o Property Dispositions--When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in income. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

o Dismantlement, Removal and Environmental Costs--The estimated undiscounted costs, net of salvage values, of dismantling and removing major oil and gas production and transportation facilities, including necessary site restoration, are accrued using either the unit-of-production or the straight-line method, which is used for certain regional production transportation assets that are expected to have a straight-line utilization pattern.

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

o Foreign Currency Translation--Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive loss in common stockholders' equity. Foreign currency transaction gains and losses are included in current earnings. Most of the company's foreign operations use their local currency as the functional currency.

o Income Taxes--Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial-reporting basis and the tax basis of the company's assets and liabilities, except for temporary differences related to investments in certain foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration. Allowable tax credits are applied currently as reductions of the provision for income taxes.

o Net Income Per Share of Common Stock--Basic income per share of common stock is calculated based upon the daily weighted-average number of common shares outstanding during the year, including shares held by the LTSSP. Diluted income per share of common stock includes the above, plus "in-the-money" stock options issued under company compensation plans. Treasury stock and shares held by the CBT are excluded from the daily weighted-average number of common shares outstanding in both calculations.


Note 2--Extraordinary Item and Accounting Change

In the third quarter of 2001, Phillips incurred an extraordinary loss of $10 million (after reduction for income taxes of $4 million) attributable to the call premium on the early retirement of its $300 million 9.18% Notes due September 15, 2021, at 104.59 percent. The redemption was funded by issuing commercial paper.

Effective January 1, 2001, the company changed its method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-as-incurred method to reflect the impact of a turnaround in the period that it occurs. The new method is preferable because it results in the recognition of costs at the time obligations are incurred. The cumulative effect of this accounting change increased net income in 2001 by $28 million (after reduction for income taxes of $15 million).

The pro forma effects of retroactive application of the change in accounting method are presented below:

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                           2001     2000     1999
                                         ------------------------

Income before extraordinary item         $1,643    1,851      609
Earnings per share
  Basic                                    5.61     7.27     2.41
  Diluted                                  5.57     7.22     2.39
-----------------------------------------------------------------

Net income                               $1,633    1,851      609
Earnings per share
  Basic                                    5.57     7.27     2.41
  Diluted                                  5.54     7.22     2.39
-----------------------------------------------------------------

Note 3--Acquisition of Tosco Corporation

On September 14, 2001, Tosco Corporation (Tosco) was merged with a subsidiary of Phillips, as a result of which Phillips became the owner of 100 percent of the outstanding common stock of Tosco. Tosco's results of operations have been included in Phillips' consolidated financial statements since that date. Tosco's operations included seven U.S. refineries with a total crude oil capacity of 1.31 million barrels per day; one 75,000-barrel-per-day refinery located in Cork, Ireland; and various marketing, transportation, distribution and corporate assets.

The primary reasons for Phillips' acquisition of Tosco, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill, are:

o The Tosco operations would deliver earnings prospects, and potential strategic and other benefits.

o Combining the two companies' operations would provide significant cost savings.

o Adding Tosco to Phillips' Refining, Marketing and
  Transportation (RM&T) operations would give the segment the size, scale and resources to compete more effectively.

o The merger would transform Phillips into a stronger, more integrated oil company with the benefits of increased size and scale, improving the stability of the combined businesses' earnings in varying economic and market climates.

o The combined company would have a stronger balance sheet, improving its access to capital in the future.

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

The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, "Business Combinations," which was issued in the second quarter of 2001. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and Other Intangible Assets," also issued in the second quarter of 2001.

The allocation of the purchase price to specific assets and liabilities is based, in part, upon an outside appraisal of Tosco's long-lived assets. The allocation is still preliminary at this time. The company expects to finalize the outside appraisal of the long-lived assets and the determination of the fair value of all other Tosco assets and liabilities in 2002. Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

Based on the year-end 2001 preliminary purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed at September 14, 2001:

                                                         Millions
                                                       of Dollars
                                                       ----------
Cash and cash equivalents                                 $   103
Accounts and notes receivable                                 712
Inventories                                                 1,965
Prepaid expenses and other current assets                     154
Investments and long-term receivables                         131
Properties, plants and equipment
  (including $1,718 of land)                                7,673
Identifiable intangible assets                              1,251
Goodwill                                                    2,288
Deferred charges                                               11
-----------------------------------------------------------------
  Total assets                                            $14,288
=================================================================


Accounts payable                                          $ 1,914
Accrued income and other taxes                                401
Other accruals                                                214
Long-term debt                                              2,135
Accrued environmental costs                                   303
Deferred income taxes                                       1,755
Employee benefit obligations                                  177
Other liabilities and deferred credits                        309
Common stockholders' equity                                 7,080
-----------------------------------------------------------------
  Total liabilities and equity                            $14,288
=================================================================

The $1,251 million of identifiable intangible assets consist primarily of marketing trade names ($655 million) and refinery air emission and operating permits ($562 million). The preliminary appraisal methodology used to value refinery air emission permits is presently under review and, depending on the outcome of that review, could result in a reallocation of purchase price between identifiable intangible assets and goodwill. Of the $1,251 million, $1,240 million has been preliminarily allocated to intangible assets not subject to amortization, while $11 million has been preliminarily allocated to intangible assets with a weighted-average amortization period of seven years.

The company has not yet determined the assignment of Tosco goodwill to specific reporting units. Currently, all Tosco goodwill is being reported as part of the RM&T reporting segment. Of the $2,288 million of goodwill, a significant portion, $1,755 million, was attributable to deferred tax liabilities, which are required to be recorded on an undiscounted basis. Therefore, a significant portion of the goodwill will be allocated to reporting units based on the sources of the book-tax differences that give rise to the deferred tax liabilities. This goodwill is not deductible for tax purposes. The remaining
$533 million of true goodwill will ultimately be assigned to those reporting units that benefit from the synergies and strategic advantages of the merger.

Expected expenditures for Tosco environmental remediation activities are: $61 million in 2002, $55 million in 2003, $43 million in 2004, $34 million in 2005, and $33 million in 2006. Remaining expenditures thereafter are expected to be $150 million. The effect of inflation, net of a 5 percent discount factor, reduced the accrual by $73 million, resulting in a discounted environmental liability of $303 million at December 31, 2001.

The following unaudited pro forma summary presents information as if Tosco had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the preliminary allocated purchase price of the properties, plants and equipment acquired; adjustment of interest for the amortization of the fair-value adjustment to debt; cessation of the amortization of deferred gains not recognizable in the purchase price allocation; accretion of discount on environmental accruals recorded at net present values; and adjustments to conform Tosco's accounting policies for major maintenance turnarounds to Phillips' expense-as-incurred method. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies:

                                            Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                            2001             2000
                                         ------------------------

Revenues                                 $47,726           51,214
Income before extraordinary item
  and cumulative effect of change
  in accounting principle                  2,127            2,392
Net income                                 2,145            2,392
Income before extraordinary item
  and cumulative effect of change
  in accounting principle per share
  of common stock
    Basic                                   5.59             6.32
    Diluted                                 5.54             6.26
Net income per share of common stock
    Basic                                   5.64             6.32
    Diluted                                 5.59             6.26
-----------------------------------------------------------------


Note 4--Alaska Acquisition

On April 26, 2000, Phillips purchased all of Atlantic Richfield Company's (ARCO) Alaska businesses, other than three double-hulled tankers under construction and certain pipeline operations, which were acquired on August 1, 2000. The acquisition was accounted for using the purchase method of accounting. Because the purchase was retroactive to January 1, 2000, the activity from that date until the dates of closing has been reflected as adjustments to the purchase price. Results of operations for the acquired businesses were included in Phillips' income statement effective after April 26, and August 1, 2000, respectively.

Phillips used a combination of new corporate borrowings and available cash to fund the $6,441 million cash purchase price of the ARCO Alaska businesses, paid $15 million cash for acquisition-related costs, assumed $265 million of variable-rate long-term debt, and assumed working capital and various other liabilities and assets. Phillips did not receive any indemnification for environmental liabilities associated with the ARCO Alaska operations. The allocation of the purchase price to specific assets and liabilities was based, in part, on an outside appraisal of ARCO Alaska's long-lived assets. Based on the final purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed during 2000:

                                                         Millions
                                                       of Dollars
                                                       ----------

Cash and cash equivalents                                  $    9
Accounts and notes receivable                                  92
Inventories                                                   160
Prepaid expenses and other current assets                      22
Investments and long-term receivables                           4
Properties, plants and equipment                            7,032
Other long-term assets                                          7
-----------------------------------------------------------------
  Total assets acquired                                     7,326
-----------------------------------------------------------------

Accounts payable                                             (191)
Other accruals                                                (94)
Long-term debt                                               (265)
Accrued environmental costs                                  (179)
Deferred income taxes                                         (47)
Employee benefit obligations                                  (48)
Other liabilities                                             (46)
-----------------------------------------------------------------
  Total liabilities assumed                                  (870)
-----------------------------------------------------------------
Net cash paid                                              $6,456
=================================================================


No goodwill was recorded in the purchase price allocation.

The following unaudited pro forma summary presents information as if the businesses acquired on April 26, and August 1, 2000, had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion and amortization; interest on additional debt incurred; capitalization of interest on major projects under development; and adjustments to conform ARCO Alaska's accounting policy that capitalized the costs of enhanced oil recovery miscible injectants to Phillips' policy of expensing such injectants as incurred. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the businesses been combined during the periods presented, nor is it necessarily indicative of future results of operations of the combined companies:

                                            Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                            2000             1999
                                         ------------------------

Revenues*                                $24,199           17,955
Income before income taxes                 4,171            1,612
Net income                                 2,097              875
Net income per share of common stock
  Basic                                     8.24             3.46
  Diluted                                   8.18             3.44
-----------------------------------------------------------------
*Restated to include excise taxes on petroleum products sales.


During 2001, net cash activity with BP related to the acquisition was not material. However, there was a $128 million increase in properties, plants and equipment during the period due to the additional quantification and recognition of certain non-cash liabilities of the acquired businesses, primarily an additional accrual, on a discounted basis, to cover environmental remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO.
Expected expenditures for Alaska remediation activities are:
$27 million in 2002, $18 million in 2003, $16 million in 2004, $17 million in 2005, and $15 million in 2006. Remaining expenditures thereafter are expected to be $83 million. The effect of inflation, net of a 5 percent discount factor, reduced the accrual by $13 million, resulting in a discounted environmental liability of $163 million at December 31, 2001.


Note 5--Inventories

Inventories at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                2001         2000
                                              -------------------

Crude oil and petroleum products              $2,241          215
Merchandise                                      144           13
Materials, supplies and other                    233          129
-----------------------------------------------------------------
                                              $2,618          357
=================================================================


Included were inventories valued on a LIFO basis totaling $2,194 million and $205 million at December 31, 2001 and 2000, respectively. The remainder of the company's inventories are valued under various other methods, including FIFO and weighted average. The excess of current replacement cost over LIFO cost of inventories amounted to $2 million and $510 million at December 31, 2001 and 2000, respectively.

In the fourth quarter of 2001, the company recorded a $42 million before-tax, $27 million after-tax, lower-of-cost-or-market write-down of its petroleum products inventory. During 2000, certain inventory quantity reductions caused a liquidation of LIFO inventory values. This liquidation increased net income by $68 million, of which $66 million was attributable to Phillips' RM&T segment.

Inventories were significantly higher at year-end 2001, compared with year-end 2000, due to the Tosco acquisition (see Note 3--
Acquisition of Tosco Corporation).


Note 6--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                2001         2000
                                              -------------------
Investments in and advances to affiliated
  companies                                   $2,788        2,612
Long-term receivables                            249          153
Other investments                                280          234
-----------------------------------------------------------------
                                              $3,317        2,999
=================================================================


At December 31, 2001, retained earnings included $124 million related to the undistributed earnings of affiliated companies, and distributions received from affiliates were $163 million, $2,180 million and $111 million in 2001, 2000 and 1999, respectively.


Duke Energy Field Services, LLC

On March 31, 2000, Phillips combined its midstream gas gathering, processing and marketing business with the gas gathering, processing, marketing and natural gas liquids business of Duke Energy Corporation (Duke Energy) forming a new company, Duke Energy Field Services, LLC (DEFS). Duke Energy owns 69.7 percent of the new company, which it consolidates, and Phillips owns
30.3 percent. At the close of business on March 31, 2000, Phillips began accounting for its investment in the new company on the equity basis. DEFS arranged debt financing and on April 3, 2000, made one-time cash distributions to both Duke Energy and Phillips. Phillips received $1.2 billion. Duke Energy estimated the fair value of the Phillips' midstream business at $1.9 billion in its purchase method accounting for the acquisition. The book value of the midstream business contributed to DEFS was $1.1 billion, but no gain was recognized in connection with the transaction because of Phillips' and Chevron Phillips Chemical Company's long-term commitment to purchase the natural gas liquids output from the former Phillips' natural gas processing plants until December 31, 2014. This purchase commitment is on an "if-produced, will-purchase" basis so has no fixed production schedule, but has been, and is expected to be, a relatively stable purchase pattern over the term of the contract. Natural gas liquids are purchased under this agreement at various published market index prices, less transportation and fractionation fees.

Phillips' consolidated results of operations include 100 percent of the activity of its gas gathering, processing and marketing business through March 31, 2000, and its 30.3 percent share of DEFS' earnings since that date. Included in operating results in 2001 and 2000 were after-tax benefits of $36 million and $27 million, respectively, representing the amortization of the $824 million basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. This difference is being amortized on a straight-line basis over 15 years, consistent with the remaining estimated useful lives of the properties, plants and equipment contributed to DEFS.

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

Summarized financial information for DEFS (100 percent) follows:

                                          Millions of Dollars
                                      ---------------------------
                                                    April 1, 2000
                                                          Through
                                        2001    December 31, 2000
                                      ---------------------------

Revenues                              $9,598                7,654
Income before income taxes and
  cumulative effect of change in
  accounting principle                   367                  321
Net income                               364                  318
Current assets                         1,167                1,549
Other assets                           5,478                4,979
Current liabilities                    1,266                2,087
Other liabilities                      2,427                1,720
-----------------------------------------------------------------


The members of DEFS are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.


Chevron Phillips Chemical Company LLC

On July 1, 2000, Phillips and ChevronTexaco Corporation, as successor to Chevron Corporation (ChevronTexaco), combined the companies' worldwide chemicals businesses, excluding ChevronTexaco's Oronite business, into a new company, Chevron Phillips Chemical Company LLC (CPChem). In addition to contributing the assets and operations included in the company's Chemicals segment, Phillips also contributed the natural gas liquids business associated with its Sweeny, Texas, Complex. Phillips and ChevronTexaco each own 50 percent of the voting and economic interests in CPChem, and on July 1, 2000, Phillips began accounting for its investment in CPChem using the equity method. CPChem accounted for the combination using the historical bases of the assets and liabilities contributed by Phillips and ChevronTexaco.

At December 31, 2001, the book value of the net assets contributed to CPChem was $3.0 billion. Phillips' 50 percent share of the total net assets of CPChem was $2.9 billion. A basis difference of $116 million is being amortized over 20 years, consistent with the remaining estimated useful lives of the properties, plants and equipment contributed to CPChem. In connection with the combination, CPChem borrowed $1.67 billion.

The proceeds of the borrowing were used to make cash distributions of $835 million each to Phillips and ChevronTexaco. Also in connection with the combination, Phillips made a $70 million cash contribution to CPChem related to re-establishing the K-Resin styrene-butadiene copolymer operations contributed by Phillips. Phillips will continue to contribute approximately $3 million per month during 2002 until the K-Resin facilities can demonstrate production and sales capacity of specified quantities, or December 31, 2002, whichever occurs earlier. These cash contributions will be treated as contributed capital and reflected in the basis difference.

Phillips' consolidated results of operations include 100 percent of the activity of its chemicals business through June 30, 2000, and its 50 percent share of CPChem's earnings since that date. Also included in Phillips' 2001 and 2000 operating results were a $4 million and a $2 million after-tax reduction, respectively, for the amortization of the $116 million basis difference between the book value of Phillips' contribution to CPChem and its 50 percent interest in the equity of CPChem.

Summarized financial information for CPChem (100 percent) follows:

                                          Millions of Dollars
                                      ---------------------------
                                                     July 1, 2000
                                                          Through
                                        2001    December 31, 2000
                                      ---------------------------

Revenues                              $6,010                3,463
Loss before income taxes                (431)                (213)
Net loss                                (480)                (241)
Current assets                         1,551                2,065
Other assets                           4,309                4,608
Current liabilities                      820                  910
Other liabilities                      1,606                1,920
-----------------------------------------------------------------


The members of CPChem are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by CPChem is reported in equity in earnings, and as such is not included in income taxes in Phillips' consolidated financial statements.

Other Equity Investments

The company owns or owned investments in chemicals, a heavy-oil project, oil and gas transportation, coal mining, and other industries. During 2000, certain of Phillips' equity investments were contributed to the CPChem and DEFS joint ventures. As a result, the information included in the summarized financial information for other equity companies includes financial information for those equity investments only for those periods prior to the effective dates of the joint ventures.

Summarized financial information for all entities accounted for using the equity method, except DEFS and CPChem, follows:

                                           Millions of Dollars
                                       --------------------------
                                         2001      2000      1999
                                       --------------------------

Revenues                               $1,555     3,241     3,000
Income before income taxes                607       611       652
Net income                                414       412       442
Current assets                            689       438     1,060
Other assets                            3,949     2,967     3,692
Current liabilities                     1,184       510       805
Other liabilities                       1,960     1,749     1,855
-----------------------------------------------------------------


Merey Sweeny, L.P.

In August 1998, Merey Sweeny, L.P. (MSLP) was formed to build and own a 58,000-barrel-per-day coker, vacuum unit and related facilities located at Phillips' Sweeny Complex. The coker unit was operational in the fourth quarter of 2000. Phillips and the Venezuelan state oil company, Petroleos de Venezuela S.A., each hold an indirect 50 percent interest in Merey Sweeny, L.P. In 1998, 2000 and 2001, the limited partnership issued $25 million of tax-exempt bonds due 2018, 2020 and 2021, respectively.
Until the senior bank debt of MSLP is repaid in full, interest and principal payments on the tax-exempt bonds are made by drawing upon a letter of credit facility that has to be immediately reimbursed by the two partners in MSLP. Phillips' December 31, 2001 and 2000, balance sheets included $38 million and $25 million, respectively, of long-term debt as a result of the company's primary obligor support of its 50 percent share of these financings. During 1999, MSLP issued $350 million of 8.85% Bonds due 2019 and entered into a 15-year, $80 million bank facility. The bank facility's commitment was reduced to $75 million on December 18, 2001, according to the terms of the facility. At December 31, 2001, no funds had been drawn under the bank facility. In February 2002, MSLP reduced the credit facility to $25 million. The proceeds of the bond issues were used to fund the construction of the coker and related refinery improvements. Any additional expenditures will be funded through the bank facility, equity contributions or cash from operations. In connection with any financing, the partners made capital contributions to the partnership on a pro rata joint-and-several basis to the extent necessary to successfully complete construction. When startup certification is achieved the bonds become non-recourse to the two MSLP owners and the bondholders can then look only to MSLP's cash flows for payment.


Hamaca Holding LLC

During 2000, Phillips and ChevronTexaco, as successor to Texaco Inc. (ChevronTexaco), formed Hamaca Holding LLC, which holds the companies' 70 percent ownership interests in the Hamaca heavy-oil project in Venezuela. The other 30 percent ownership interest in the Hamaca project is held by Petroleos de Venezuela S.A. Hamaca Holding LLC participates, on behalf of its two owners, in both the development of the heavy-oil field and the operations to upgrade the heavy oil into a marketable, medium-grade oil and in the placement of joint project financing. Phillips owns approximately 57 percent of Hamaca Holding LLC and accounts for it using the equity method of accounting, as control is shared equally with ChevronTexaco.

In the second quarter of 2001, Hamaca Holding LLC and its co-venturer in the Hamaca project secured approximately $1.1 billion in debt financing for the project. The Export-Import Bank of the United States provided a guarantee supporting a 17-year-term
$628 million bank facility.  Additionally, an unguaranteed
$470 million 14-year-term commercial bank facility was arranged for the project. At December 31, 2001, $633 million had been drawn under these credit facilities.

The proceeds of these joint financings are being used to partially fund the development of the heavy-oil field and the construction of pipelines and a heavy-oil upgrader. The remaining necessary funding will be provided by capital contributions from the co-venturers on a pro rata basis to the extent necessary to successfully complete construction. Once completion certification is achieved the joint project financings become non-recourse to the co-venturers and the lenders under those facilities can then look only to the Hamaca project's cash flows for payment.

Note 7--Properties, Plants and Equipment

The company's investment in properties, plants and equipment
(PP&E), with accumulated depreciation, depletion and amortization
(DD&A), at December 31 was:

                              Millions of Dollars
             -----------------------------------------------------
                        2001                        2000
             -------------------------    ------------------------
               Gross               Net     Gross               Net
                PP&E     DD&A     PP&E      PP&E     DD&A     PP&E
             -------------------------    ------------------------

E&P          $20,995    7,870   13,125    19,217    7,185   12,032
GPM                -        -        -         -        -        -
RM&T          13,941    3,514   10,427     4,708    2,174    2,534
Chemicals          -        -        -         -        -        -
Corporate
  and Other      493      249      244       458      240      218
------------------------------------------------------------------
             $35,429   11,633   23,796    24,383    9,599   14,784
==================================================================


Net properties, plants and equipment increased approximately
$9 billion during 2001, primarily due to the acquisition of Tosco
(see Note 3--Acquisition of Tosco Corporation).

Note 8--Other Comprehensive Income

The components and allocated tax effects of other comprehensive income (loss) follow:

                                         Millions of Dollars
                                   ------------------------------
                                                   Tax
                                   Before-Tax  Expense  After-Tax
                                   ------------------------------
2001
Minimum pension liability
  adjustment                            $(220)     (77)      (143)
Unrealized loss on securities              (3)      (1)        (2)
Foreign currency translation
  adjustments                             (14)       -        (14)
Hedging activities                         (4)       -         (4)
Equity affiliates:
  Foreign currency translation             (3)       -         (3)
  Derivatives related                      17        6         11
-----------------------------------------------------------------
Other comprehensive income              $(227)     (72)      (155)
=================================================================

2000
Unrealized loss on securities            $ (2)      (1)        (1)
Foreign currency translation
  adjustments                             (53)       -        (53)
Equity affiliates:
  Foreign currency translation            (15)       -        (15)
-----------------------------------------------------------------
Other comprehensive income               $(70)      (1)       (69)
=================================================================

1999
Unrealized gain on securities
    Unrealized gain arising
      during the period                  $  3        1          2
    Less: reclassification
      adjustment for gains
      realized in net income                6        2          4
-----------------------------------------------------------------
        Net change                         (3)      (1)        (2)
Foreign currency translation
  adjustments                             (14)       -        (14)
Equity affiliates:
  Foreign currency translation             (2)       -         (2)
-----------------------------------------------------------------
Other comprehensive income               $(19)      (1)       (18)
=================================================================


At year-end 2001, a minimum pension liability adjustment was required for certain of the company's domestic pension plans and for its plan covering employees in the United Kingdom. For these plans, accumulated benefit obligations exceeded the fair value of plan assets by $383 million, compared with a net liability recognized in the balance sheet of $102 million. After reductions for amounts charged to intangible assets ($61 million) and deferred taxes ($77 million), a charge to accumulated other comprehensive loss of $143 million was recorded.

Deferred taxes have not been provided on temporary differences related to foreign currency translation adjustments for investments in certain foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration.

Unrealized gains on securities relate to available-for-sale securities held by irrevocable grantor trusts that fund certain of the company's domestic, non-qualified supplemental key employee pension plans.

Accumulated other comprehensive loss in the equity section of the balance sheet included:

                                              Millions of Dollars
                                              -------------------
                                               2001          2000
                                              -------------------

Minimum pension liability adjustment          $(143)            -
Foreign currency translation adjustments        (84)          (70)
Unrealized gain on securities                     4             6
Deferred net hedging loss                        (4)            -
Equity affiliates:
  Foreign currency translation                  (39)          (36)
  Derivatives related                            11             -
-----------------------------------------------------------------
Accumulated other comprehensive loss          $(255)         (100)
=================================================================


Note 9--Property Impairments

During 2001, 2000 and 1999, the company recognized the following before-tax impairment charges in its E&P segment:

                                             Millions of Dollars
                                             --------------------
                                             2001    2000    1999
                                             --------------------

Denmark--Siri field                          $ 23       -       -
Venezuela--Ambrosio field                       -      87       -
U.S. properties, primarily Gulf
  of Mexico and Gulf Coast area                 -      13      11
United Kingdom offshore properties              -       -      30
Other E&P                                       3       -      28
-----------------------------------------------------------------
                                             $ 26     100      69
=================================================================


After-tax, the above impairment charges were $25 million in 2001, $95 million in 2000, and $34 million in 1999.

In the second quarter of 2001, the company committed to a plan to sell its 12.5 percent interest in the Siri oil field, offshore Denmark, triggering a write-down of the field's assets to fair market value. The sale closed in early 2002. The company also recorded a property impairment on a crude oil tanker that was sold in the fourth quarter of 2001.

The company recorded an impairment of its Ambrosio field, located in Lake Maracaibo, Venezuela, in 2000. The Ambrosio field exploitation program did not achieve originally premised results. The $87 million impairment charge was based on the difference between the net book value of the investment and the discounted value of estimated future cash flows. The remaining property impairments in 2000 were related to fields in the United States, and were prompted by disappointing drilling results or negative oil and gas reserve revisions.

The U.S. E&P impairment charges in 1999 were primarily related to the Agate subsalt field in the Gulf of Mexico, where a downhole well failure resulted in the shutdown of the field. The U.K. E&P impairment charges in 1999 were primarily related to the Renee and Maureen fields. The Renee impairment was triggered by an unsuccessful development well, while the Maureen impairment resulted from upward revisions of platform dismantlement costs. Other E&P impairments in 1999 were caused by upward revisions of decommissioning costs related to outlying fields in the Ekofisk area.


Note 10--Accrued Dismantlement, Removal and Environmental Costs

At December 31, 2001 and 2000, the company had accrued
$776 million and $681 million, respectively, of dismantlement and removal costs, primarily related to worldwide offshore production facilities and to production facilities in Alaska. Estimated total future dismantlement and removal costs at December 31, 2001, were $2,827 million, compared with $2,570 million in 2000. These costs are accrued primarily on the unit-of-production method.

Phillips had accrued environmental costs, primarily related to cleanup of ponds and pits at domestic refineries and underground storage tanks at U.S. service stations, and remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO, of $388 million and $78 million at December 31, 2001 and 2000, respectively. Phillips had also accrued $136 million and $40 million of environmental costs associated with discontinued or sold operations at December 31, 2001 and 2000, respectively. Also,

$12 million and $6 million were included at December 31, 2001 and 2000, respectively, for sites where the company has been named a Potentially Responsible Party. At December 31, 2001 and 2000,
$3 million had been accrued for other environmental litigation.

Total environmental accruals at December 31, 2001 and 2000, were $539 million and $127 million, respectively. The 2001 increase in accrued environmental costs of $412 million is primarily the result of Phillips' recent acquisition of Tosco on September 14, 2001. Accruals totaling approximately $303 million were added as a result of that transaction. Earlier in the year, the company's accrual was increased by approximately $107 million for remediation activities required by the state of Alaska at exploration and production sites formerly owned by ARCO. Because these accruals relate to environmental conditions that existed when Phillips acquired Tosco and the Alaska businesses, the charges impacted the allocation of the purchase price of each acquisition, not the company's net income.

Of the total $1,315 million of accrued dismantlement, removal and environmental costs at December 31, 2001, $173 million was classified as a current liability on the balance sheet, under the caption "Other accruals." At year-end 2000, $106 million was classified as current.

Note 11--Debt

Long-term debt at December 31 was:

                                             Millions of Dollars
                                            ---------------------
                                              2001           2000
                                            ---------------------

9 3/8% Notes due 2011                       $  350            350
9.18% Notes due September 15, 2021               -            300
9% Notes due 2001                                -            250
8.86% Notes due May 15, 2022                   250            250
8.75% Notes due 2010                         1,350          1,350
8.5% Notes due 2005                          1,150          1,150
8.49% Notes due January 1, 2023                250            250
8.25% Mortgage Bonds due May 15, 2003*         150              -
8.125% Notes due 2030*                         600              -
7.92% Notes due April 15, 2023                 250            250
7.9% Notes due 2047*                           100              -
7.8% Notes due 2027*                           300              -
7.625% Notes due 2006*                         240              -
7.25% Notes due 2007*                          200              -
7.20% Notes due November 1, 2023               250            250
7.125% Debentures due March 15, 2028           300            300
7% Debentures due 2029                         200            200
6.65% Notes due March 1, 2003                  100            100
6.65% Debentures due July 15, 2018             300            300
6 3/8% Notes due 2009                          300            300
5 5/8% Marine Terminal Revenue Bonds,
  Series 1977 due 2007                          18             18
Commercial paper and revolving debt due
  to banks and others through 2006 at
  2.05% - 7.90%                              1,081            515
Guarantee of LTSSP bank loan payable
  at 2.36% - 7.10%                             322            349
Note payable to Merey Sweeny, L.P. at 7%       133            111
Marine Terminal Revenue Refunding Bonds
  at 1.45% - 5.05%                             265            265
Capitalized leases and other                   121             42
Net unamortized debt premium (discount)        109            (16)
-----------------------------------------------------------------
Total debt                                   8,689          6,884
Notes payable and long-term debt due
  within one year                              (44)          (262)
-----------------------------------------------------------------
Long-term debt                              $8,645          6,622
=================================================================
*Debt assumed in the Tosco acquisition completed on September 14, 2001.


Maturities in 2002 through 2006 are: $44 million (included in current liabilities), $264 million, $7 million, $1,154 million and $1,349 million, respectively.

During 2001, Phillips redeemed its $300 million 9.18% Notes due September 15, 2021, at 104.59 percent, retired its $250 million 9% Notes due 2001, and assumed $2.1 billion of debt with the acquisition of Tosco. After amortization of the fair-value-adjustment premiums, the fixed-rate debt had a weighted-average effective interest rate of 7.3 percent.

In October 2001, Phillips entered into two new revolving bank credit facilities: a five-year credit agreement providing for commitments not to exceed $1.5 billion; and a 364-day credit agreement for commitments not to exceed $1.5 billion. The
$3 billion of new credit facilities replaced all those that were previously available, including a $1 billion facility assumed as part of the Tosco transaction. All previous facilities were canceled subsequent to the effectiveness of the new facilities. The new facilities are available for use either as direct bank borrowings or as support for the issuance of commercial paper.

At December 31, 2001, Phillips had $1,081 million of commercial paper outstanding, supported by the long-term credit facility.
This amount approximates fair market value.

As of December 31, 2001, the company's wholly owned subsidiary, Phillips Petroleum Company Norway, had no outstanding debt under its two $300 million revolving credit facilities expiring in June
2004.

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

At December 31, 2001, $322 million was outstanding under the company's Long-Term Stock Savings Plan (LTSSP) term loan, which will require annual installments beginning in 2007 and continue through 2015. Under this bank loan, any participating bank in the syndicate of lenders may cease to participate on December 5, 2004, by giving not less than 180 days' prior notice to the LTSSP and the company. The company does not anticipate a cessation of participation by the lenders, and plans to commence scheduled repayments beginning in 2007.

Each bank participating in the LTSSP loan has the optional right, if the current company directors or their approved successors cease to be a majority of the Board, and upon not less than 90 days' notice, to cease to participate in the loan. Under the above conditions, such banks' rights and obligations under the loan agreement must be purchased by the company if not transferred to a bank of the company's choice. See Note 17-- Employee Benefit Plans for additional discussion of the LTSSP.


Note 12--Contingencies

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

As facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Environmental--The company is subject to federal, state and local environmental laws and regulations. These may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites.
When the company prepares its financial statements, accruals for environmental liabilities are recorded based on Management's best estimate using all information that is available at the time. Loss estimates are measured and liabilities are based on currently available facts, existing technology, and presently enacted laws and regulations, taking into consideration the likely effects of inflation and other societal and economic factors. Also considered when measuring environmental liability are the company's prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the Environmental Protection Agency (EPA) or other organizations. Unasserted claims are reflected in Phillips' determination of environmental liabilities and are accrued in the period that they are both probable and reasonably estimable.

Although liability of those potentially responsible is generally joint and several for federal sites and frequently so for state sites, the company is usually but one of many companies cited at a particular site. Due to the joint and several liabilities, the company could be responsible for all of the cleanup costs at any site which it has been designated as a potentially responsible party. If Phillips was solely responsible, the costs, in some cases, could be material to its, or one of its segments' operations, capital resources or liquidity. However, settlements and costs incurred in matters that previously have been resolved have not been materially significant to the company's results of operations or financial condition. The company has, to date, been successful in sharing cleanup costs with other financially sound companies. Many of the sites at which the company is potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, Phillips may have no liability or attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, this inability has been considered in estimating Phillips' potential liability and accruals have been adjusted accordingly.

Upon Phillips' acquisition of Tosco on September 14, 2001, the assumed environmental obligations of Tosco, some of which are mitigated by indemnification agreements, became contingencies reportable on a consolidated basis by Phillips. Beginning with the acquisition of the Bayway refinery in 1993, but excluding the Alliance refinery acquisition, Tosco negotiated, as part of its acquisitions, environmental indemnification from the former owners for remediating contamination that occurred prior to the respective acquisition dates. Some of the environmental indemnifications are subject to caps and time limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners under these indemnifications.

As part of Tosco's acquisition of Unocal's West Coast petroleum refining, marketing, and related supply and transportation assets in March 1997, Tosco agreed to pay the first $7 million per year of any environmental remediation liabilities at the acquired sites arising out of, or relating to, the period prior to the transaction's closing, plus 40 percent of any amount in excess of $7 million per year, with Unocal paying the remaining 60 percent per year. This indemnification agreement with Unocal has a 25-year term and Phillips has a maximum cap, adjusted for amounts paid through December 31, 2001, of $140 million of environmental remediation costs that Phillips has to fund during the remainder of the agreement period.

The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis (unless acquired in a purchase business combination) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At December 31, 2001, contingent liability accruals of $11 million had been made for the company's PRP sites, and $3 million for other environmental contingent liabilities. Accrued environmental liabilities will be paid over periods extending as far as 30 years in the future. These accruals have not been reduced for possible insurance recoveries. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings.

Other Legal Proceedings--The company is a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made.

Other Contingencies--The company has contingent liabilities resulting from throughput agreements with pipeline and processing companies in which it holds stock interests. Under these agreements, Phillips may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized by Phillips.

Note 13--Financial Instruments and Derivative Contracts

Derivative Instruments and Other Contracts

The company and certain of its subsidiaries may use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates, commodity prices, and interest rates or to exploit favorable market conditions. During the third quarter of 2001, Phillips' Board of Directors revised its policy governing the use of derivative instruments. The revised policy prohibits the holding or issuing of highly complex or leveraged derivatives, as did the previous policy, and unless approved by the Chief Executive Officer, all derivative instruments used by the company must not contain embedded financing features and must be sufficiently liquid that comparable valuations are readily available. The policy also requires the Chief Executive Officer to establish the maximum derivative position limits for Phillips and requires the company's Risk Management Steering Committee, comprised of senior management, to monitor the use and effectiveness of derivatives. The Audit Committee of the company's Board of Directors periodically reviews the derivatives policy and compliance with the policy.

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended, requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it meets the qualifications for, and has been designated as, a hedge, and the type of hedge. Phillips elected not to use hedge accounting for derivative contracts used in the company's risk management programs during 2001, except for the two programs noted below. All gains and losses, realized or unrealized, from derivative contracts not designated as hedges have been recognized in the statement of income. Assets and liabilities resulting from derivative contracts open at December 31, 2001, appear as receivables or payables on the balance sheet. The amount related to hedging activity in other comprehensive income is the net loss from the cash-flow hedges of the company's hedge of the Brazilian real, discussed below. Phillips had no cumulative effect of accounting change as a result of adopting Statement No. 133, as of January 1, 2001.

Statement No. 133 also requires purchase and sales contracts for commodities that are readily convertible to cash (e.g., crude oil, natural gas, and gasoline) to be recorded on the balance sheet as derivatives unless the contracts are for quantities expected to be used or sold by the company over a reasonable period in the normal course of business and the company has documented its intent to apply this exception. Phillips generally applies this exception to all eligible purchase and sales contracts; however, the company may elect not to apply this exception if a derivative instrument will be used to hedge the contract but hedge accounting will not be applied. When this occurs, the purchase or sale contract will be recorded on the balance sheet as a derivative in accordance with the preceding paragraph.

Financial Derivative Contracts--During the third quarter of 2001, the company used hedge accounting to record the results of using a forward-exchange contract to hedge the exposure to fluctuations in the exchange rate between the U.S. dollar and Brazilian real, resulting from a firm commitment to pay reals to acquire an exploratory lease. The hedge was closed in August 2001, upon payment of the lease bonus. Results from the hedge appear in Accumulated Other Comprehensive Loss on the balance sheet and will be reclassified into earnings concurrent with the amortization or write-down of the lease bonus, but no portion of this amount is expected to be reclassified during 2002. No component of the hedge results was excluded from the assessment of hedge effectiveness, and no gain or loss was recorded in earnings from hedge ineffectiveness.

The company on occasion uses forward-exchange contracts or collars to manage exposures to currency-exchange-rate fluctuations associated with certain assets, liabilities and firm commitments for which hedge accounting was not used. During 2001, Phillips used derivative contracts to manage exposures to:
1) exchange-rate fluctuations between U.S. and Australian dollars to fund an Australian acquisition; and 2) exchange-rate fluctuations between revenues received in U.S. dollars and various European currencies and the company's Norwegian subsidiary's expenditures payable in kroner. Results from this activity appear in foreign currency transaction gains and losses on the statement of income.

Commodity Derivative Contracts--During the last four months of 2001, the company used hedge accounting for West Texas Intermediate crude oil (WTI) futures designated as fair-value hedges of firm commitments to sell WTI at Cushing, Oklahoma. The changes in the fair values of the futures and the firm commitments have been recognized in income. No component of the futures gain or loss was excluded from the assessment of hedge effectiveness, and the amount recognized in earnings during the year from ineffectiveness was immaterial.

Phillips also used various derivative instruments to manage exposures to commodity price fluctuations for which hedge accounting was not used. Futures, swaps, options, and fixed-price contracts were used to lock in future sales prices for crude oil, motor fuel, distillates, propane, butane and other light ends, blending components, and residual fuels, and also to lock in margins (e.g., the spread between the cost of feedstock purchased and refined products sold). These instruments were also used to manage the exposure to changes in the value of physical inventory. In addition, the company uses futures contracts to exploit favorable market conditions.

Credit Risk

The company's financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash equivalents, over-the-counter derivative contracts, and trade receivables. Phillips' cash equivalents, which are placed in high-quality money market funds and time deposits with major international banks and financial institutions, are generally not maintained at levels material to the company's financial position. The credit risk from the company's over-the-counter derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction, typically a major bank or financial institution. Phillips does not anticipate non-performance by any of these counterparties, none of whom does sufficient volume with the company to create a significant concentration of credit risk. Phillips also uses futures contracts, but futures have a negligible credit risk because they are traded on the New York Mercantile Exchange or the International Petroleum Exchange of London Limited.

The company's trade receivables result primarily from its petroleum operations and reflect a broad customer base, both nationally and internationally. At December 31, 2001, the amount of trade receivables owed to Phillips or its U.S. subsidiaries, excluding credit card receivables, by companies directly or indirectly exposed to the U.S. market for oil, gas, and refined products was less than $700 million. The majority of these receivables have payment terms of 30 days or less, and the company continually monitors this exposure and the creditworthiness of the counterparties. Phillips does not generally require collateral to limit the exposure to loss; however, Phillips uses master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to the company, as these agreements permit the amounts owed by Phillips to be offset against amounts due to the company.

Fair Values of Financial Instruments

The company used the following methods and assumptions to estimate the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.

Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

Debt and mandatorily redeemable preferred securities: The carrying amount of the company's floating-rate debt approximates fair value. The fair value of the fixed-rate debt and mandatorily redeemable preferred securities is estimated based on quoted market prices.

Swaps: Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at year-end. When forward market prices are not available, they are estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.

Forward-exchange contracts: Fair value is estimated by comparing the contract rate to the forward rate in effect on December 31 and approximates the net gains and losses that would have been realized if the contracts had been closed out at year-end.

Certain company financial instruments at December 31 were:

                                         Millions of Dollars
                                   ------------------------------
                                   Carrying Amount    Fair Value
                                   ---------------   ------------
                                     2001     2000   2001    2000
                                   ---------------   ------------
Financial assets
  Futures                          $    -        1      -       1
  Swaps                                 5        *      5       *
  Options or collars                    -        *      -       *
Financial liabilities
  Total debt, excluding
    capital leases                  8,659    6,884  9,180   7,153
  Mandatorily redeemable
    preferred securities              650      650    662     567
  Futures                               5        -      5       -
  Swaps                                 2        -      2       -
  Options                               *        -      *       -
-----------------------------------------------------------------
*Indicates amount was less than $1 million.

Note 14--Preferred Stock

Company-Obligated Mandatorily Redeemable Preferred
Securities of Phillips 66 Capital Trusts

During 1996 and 1997, the company formed two statutory business trusts, Phillips 66 Capital I (Trust I) and Phillips 66
Capital II (Trust II), in which the company owns all common stock. The Trusts exist for the sole purpose of issuing securities and investing the proceeds thereof in an equivalent amount of subordinated debt securities of Phillips. Phillips established the two trusts to raise funds for general corporate purposes.

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

Preferred Stock

Phillips has 300 million shares of preferred stock authorized, none of which was issued or outstanding at December 31, 2001, or 2000.


Note 15--Preferred Share Purchase Rights

Phillips' Board of Directors authorized and declared a dividend of one preferred share purchase right for each common share outstanding on August 1, 1999, and authorized and directed the issuance of one right per common share for any shares issued after that date. The rights, which expire July 31, 2009, will be exercisable only if a person or group acquires 15 percent or more of the company's common stock or announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right would entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercise price of $180. In addition, the rights enable holders to either acquire additional shares of Phillips common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The rights may be redeemed by the company in whole, but not in part, for one cent per right. In connection with its approval of the proposed merger transaction among Phillips and Conoco Inc. (Conoco), the Board of Directors approved amendments to the rights that would render them inoperative in connection with the proposed merger with Conoco.


Note 16--Non-Mineral Leases

The company leases ocean transport vessels, tank railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. Phillips has sale-leaseback transactions involving office buildings, corporate aircraft, retail service stations, railroad tank cars, and ocean-going vessels. Certain leases include escalation clauses for adjusting rentals to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property for the fair market value at the end of the lease term. There are no significant restrictions on Phillips imposed by the leasing agreements in regards to dividends, asset dispositions or borrowing ability. Leased assets under capital leases in the gross and net amounts of $31 million and $24 million, respectively, were included in the RM&T segment's "properties, plants and equipment" balance at December 31, 2001.

Phillips has leasing arrangements with several special purpose entities (SPEs) that are third-party trusts established by a trustee and funded by financial institutions. Other than the leasing arrangement, Phillips has no other direct or indirect relationship with the trusts or their investors. Each SPE from which Phillips leases assets is funded by at least 3 percent substantive third-party residual equity capital investment, which is at-risk during the entire term of the lease. Except in an event of default under the terms of the lease agreements, there are not any circumstances at this time under which Phillips would be required to record the assets and/or liabilities of the SPEs in its financial statements in the future, based on the terms and provisions within the various arrangements. Phillips considers an event of default under the terms of the lease agreements to be remote. Phillips does have various purchase options to acquire the leased assets from the SPEs at the end of the lease term, but those purchase options are not required to be exercised by Phillips under any circumstances.

At December 31, 2001, future minimum rental payments due under non-cancelable leases were:

                                              Millions of Dollars
                                              -------------------
                                              Operating   Capital
                                                 Leases    Leases
                                              -------------------

2002                                             $  431         9
2003                                                389         9
2004                                                328         9
2005                                                277        10
2006                                                220        10
Remaining years                                   1,116       150
-----------------------------------------------------------------
Total                                             2,761       197
Less imputed interest                                          99
Less current portion of capital leases                          1
                                                          -------
Long-term capital lease obligations*                          $97
                                                          =======
Less income from subleases                          583
-------------------------------------------------------
Net minimum operating lease payments             $2,178
=======================================================
*Includes $67 million of above-market capital lease obligations acquired in an acquisition, which are presented as part of Other liabilities and deferred credits on the balance sheet.

The above amounts exclude guaranteed residual value payments totaling $197 million in 2003, $262 million in 2004, $866 million in 2005, $52 million in 2006, and $434 million in the remaining years, due at the end of lease terms, which would be reduced by the fair market value of the leased assets returned.

Phillips has agreements with a shipping company for the long-term chartering of five crude oil tankers that are currently under construction. The charters will be accounted for as operating leases upon delivery, which is expected in the third and fourth quarters of 2003. If the completed tankers are not delivered to Phillips before specified dates in 2004, the chartering commitments are cancelable by Phillips. Upon delivery, the base term of the charter agreements is 12 years, with certain renewal options by Phillips. Phillips has options to cancel the charter agreements at any time, including during construction or after delivery. After delivery, if Phillips were to exercise its cancellation options, the company's maximum commitment for the five tankers together would be $92 million. If Phillips does not exercise its cancellation options, the total operating lease commitment over the 12-year term for the five tankers would be $383 million on an estimated bareboat basis.

Operating lease rental expense for years ended December 31 was:

                                           Millions of Dollars
                                         ------------------------
                                         2001      2000      1999
                                         ------------------------

Total rentals                            $271       128       143
Less sublease rentals                      22         2         2
-----------------------------------------------------------------
                                         $249       126       141
=================================================================


Contingent rentals were not significant in any year presented.

Note 17--Employee Benefit Plans

Pension and Postretirement Plans

An analysis of the projected benefit obligations for the company's pension plans and accumulated benefit obligations for its postretirement health and life insurance plans follows:

                                       Millions of Dollars
                                ---------------------------------
                                Pension Benefits   Other Benefits
                                ----------------   --------------
                                  2001      2000   2001      2000
                                ----------------   --------------
Change in Benefit Obligation
Benefit obligation at January 1 $1,377     1,314    140       132
Service cost                        55        48      4         2
Interest cost                      106        98     11         9
Plan participant contributions       1         1     11        11
Plan amendments                      6        32     21         -
Actuarial loss                     169        65     14        13
Acquisitions                       277        18     68         1
Divestitures                         -       (64)     -        (6)
Benefits paid                     (143)     (103)   (31)      (24)
Curtailment                         (2)        -      -         1
Settlement                           -        (4)     -         -
Recognition of termination
  benefits                          11         6      1         1
Foreign currency exchange
  rate change                       (8)      (34)     -         -
-----------------------------------------------------------------
Benefit obligation at
  December 31                   $1,849     1,377    239       140
=================================================================
Accumulated benefit
  obligation portion of
  above at December 31          $1,466     1,136
================================================

Change in Fair Value of
  Plan Assets
Fair value of plan assets at
  January 1                     $1,097     1,230     20        23
Actual return on plan assets      (110)       (7)     2         -
Acquisitions                       166         -      4         -
Divestitures                         -       (40)     -         -
Company contributions              110        56     15        10
Plan participant contributions       1         1     11        11
Benefits paid                     (143)     (103)   (31)      (24)
Settlement                           -        (4)     -         -
Foreign currency exchange
  rate change                       (8)      (36)     -         -
-----------------------------------------------------------------
Fair value of plan assets at
  December 31                   $1,113     1,097     21        20
=================================================================

                                       Millions of Dollars
                                ---------------------------------
                                Pension Benefits   Other Benefits
                                ----------------   --------------
                                 2001       2000   2001      2000
                                ----------------   --------------
Funded Status
Excess obligation               $(736)      (280)  (218)     (120)
Unrecognized net actuarial
  loss                            480        121     30        19
Unrecognized prior service cost    63         64     18        (5)
Unrecognized net transition
  asset                             -          -      -         -
-----------------------------------------------------------------
Total recognized amount in the
  consolidated balance sheet    $(193)       (95)  (170)     (106)
=================================================================

Components of above amount:
    Prepaid benefit cost        $  42         40      -         -
    Accrued benefit liability    (516)      (135)  (170)     (106)
    Intangible asset               61          -      -         -
    Accumulated other
      comprehensive loss          220*         -      -         -
-----------------------------------------------------------------
Total recognized                $(193)       (95)  (170)     (106)
=================================================================
*Before reduction for associated deferred taxes of $77 million.

Weighted-Average Assumptions
  as of December 31
Discount rate                    7.00%      7.20   7.25      7.25
Expected return on plan assets   8.30       9.10   5.20      6.25
Rate of compensation increase    4.00       4.00   4.00      4.00
-----------------------------------------------------------------


Pension plan funds are invested in a diversified portfolio of assets. Approximately $200 million held in a participating annuity contract is not available for meeting benefit obligations in the near term. None of the plans hold company stock.

The company's funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income
Security Act of 1974. Contributions to foreign plans are dependent upon local laws and tax regulations.

The funded status of the plans was impacted the last year by changes in assumptions used to calculate plan liabilities, acquisition of the Tosco benefit plans, and negative asset performance.

At year-end 2001, a minimum pension liability adjustment was required for certain of the company's domestic pension plans and for its plan covering employees in the United Kingdom. For these plans, accumulated benefit obligations exceeded the fair value of plan assets by $383 million, compared with a net liability recognized in the balance sheet of $102 million. After reductions for amounts charged to intangible assets ($61 million) and deferred taxes ($77 million), a charge to accumulated other comprehensive loss of $143 million was recorded.

                                       Millions of Dollars
                              -----------------------------------
                               Pension Benefits   Other Benefits
                              -----------------  ----------------
                               2001  2000  1999  2001  2000  1999
                              -----------------  ----------------
Components of Net Periodic
  Benefit Cost
Service cost                  $  55    48    58     4     2     3
Interest cost                   106    98    96    11     9     9
Expected return on plan
  assets                       (104) (109) (107)   (1)   (1)   (2)
Amortization of prior
  service cost                    7     6     5    (1)   (3)   (7)
Recognized net actuarial
  loss/(gain)                    16    (5)   18     2     1     2
Amortization of net asset        (1)   (7)   (7)    -     -     -
-----------------------------------------------------------------
Net periodic benefit cost     $  79    31    63    15     8     5
=================================================================


The company recorded settlement losses of $10 million and $8 million in 2001 and 1999, respectively.

In determining net pension and other postretirement benefit costs, Phillips has elected to amortize net gains and losses on a straight-line basis over 10 years. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

For the company's tax-qualified pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets were $1,519 million, $1,211 million, and $886 million at December 31, 2001, respectively, and $890 million, $739 million, and $683 million at December 31, 2000, respectively.

For the company's unfunded non-qualified supplemental key employee pension plans, the projected benefit obligation and the accumulated benefit obligation were $109 million and $76 million, respectively, at December 31, 2001, and were $105 million and $77 million at December 31, 2000.

The company has multiple non-pension postretirement benefit plans for health and life insurance. The health care plans are contributory, with participant and company contributions adjusted annually; the life insurance plans are non-contributory. As of December 31, 2001, the weighted-average health care cost trend rate is assumed to decrease gradually from 11.5 percent in 2002 to 10.0 percent in 2004. For certain groups of employees, no increases in medical costs are assumed for years beginning in 2005 because of a provision in the health plan that freezes the company's contribution at 2004 levels. For other groups of employees, the trend rate decreases to 5.5 percent by 2010, subject to per capita maximums.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the 2001 amounts:

                                             Millions of Dollars
                                             --------------------
                                             One-Percentage-Point
                                             --------------------
                                             Increase    Decrease
                                             --------    --------
Effect on total of service and interest
  cost components                                  $1          (1)
Effect on the postretirement benefit
  obligation                                        5          (5)
-----------------------------------------------------------------


Defined Contribution Plans

Most employees are eligible to participate in either the company-sponsored Thrift Plan of Phillips Petroleum Company or the Tosco Corporation Capital Accumulation Plan. Employees contribute a portion of their salaries to any of several investment funds, including a company stock fund, a percentage of which is matched by the company. In addition, eligible participants in the Tosco Corporation Capital Accumulation Plan may receive an additional company contribution in lieu of pension plan benefits. Company contributions charged to expense in total for both plans were $14 million in 2001, and $6 million each in 2000 and 1999.

The company's LTSSP is a leveraged employee stock ownership plan. Employees eligible for the Thrift Plan may also elect to participate in the LTSSP by contributing 1 percent of their salaries and receiving an allocation of shares of common stock proportionate to their contributions. In 1990, the LTSSP borrowed funds that were used to purchase previously unissued shares of company common stock.

Since the company guarantees the LTSSP's borrowings, the unpaid balance is reported as a liability of the company and unearned compensation is shown as a reduction of common stockholders' equity. Dividends on all shares are charged against retained earnings. The debt is serviced by the LTSSP from company contributions and dividends received on certain shares of common stock held by the plan, including all unallocated shares. The shares held by the LTSSP are released for allocation to participant accounts based on debt service payments on LTSSP borrowings. In addition, during the period from 2002 through 2006, when no debt principal payments are scheduled to occur, the company has committed to make direct contributions of stock to the LTSSP, or make prepayments on LTSSP borrowings, to ensure a certain minimum level of stock allocation to participant accounts.

The company recognizes interest expense as incurred and compensation expense based on the fair market value of the stock contributed or on the cost of the unallocated shares released, using the shares-allocated method. The company recognized total LTSSP expense of $33 million, $40 million and $35 million in 2001, 2000 and 1999, respectively, all of which was compensation expense. In 2001 and 2000, respectively, the company made cash contributions to the LTSSP of $17 million and $23 million. In 2001, 2000 and 1999, the company contributed 292,857 shares, 508,828 shares and 767,605 shares, respectively, of Phillips common stock from the Compensation and Benefits Trust. The shares had a fair market value of $17 million, $24 million and $36 million, respectively. Dividends used to service debt were $28 million, $32 million and $41 million in 2001, 2000 and 1999, respectively.

These dividends reduced the amount of expense recognized each period. Interest incurred on the LTSSP debt in 2001, 2000 and 1999 was $17 million, $26 million and $22 million, respectively.

The total LTSSP shares as of December 31 were:

                                               2001          2000
                                         ------------------------
Unallocated shares                        8,379,924     9,318,949
Allocated shares                         14,794,203    16,090,976
-----------------------------------------------------------------
Total LTSSP shares                       23,174,127    25,409,925
=================================================================


The fair value of unallocated shares at December 31, 2001, and 2000, was $505 million and $530 million, respectively.

Stock-Based Compensation Plans

Under the Omnibus Securities Plan (the Plan) approved by shareholders in 1993, stock options and stock awards for certain employees are authorized for up to eight-tenths of 1 percent (0.8 percent) of the total issued and outstanding shares as of December 31 of the year preceding the awards. Any shares not issued in the current year are available for future grant. The Plan could result in an 8 percent dilution of stockholders' interest if all available shares are awarded over the 10-year life of the Plan. The Plan also provides for non-stock-based awards. Stock-based compensation expense recognized in connection with the Plan was $21 million, $23 million and $8 million in 2001, 2000 and 1999, respectively.

Shares of stock awarded under the Plan were:

                                         2001      2000      1999
                                      ---------------------------

Shares                                237,849   319,726    97,979
Weighted-average fair value            $56.23     46.98     41.53
-----------------------------------------------------------------


Stock options granted under provisions of the Plan and earlier plans permit purchase of the company's common stock at exercise prices equivalent to the average market price of the stock on the date the options were granted. The options have terms of 10 years and normally become exercisable in increments of up to
33.33 percent on each anniversary date following the date of grant. Stock Appreciation Rights (SARs) may, from time to time, be affixed to the options. Options exercised in the form of SARs permit the holder to receive stock, or a combination of cash and stock, subject to a declining cap on the exercise price.

The planned merger with Conoco (see Note 25--Merger with
Conoco Inc.) would be a change-in-control event that would result in a lapsing of restrictions on, and payout of, stock and stock option awards under the Plan. Phillips offered to exchange certain stock awards under the Plan with new awards in the form of restricted stock units. These new restricted stock units would be converted, at the time of the merger with Conoco, into awards based on the same number of shares of ConocoPhillips common stock. The exchange offer expired January 16, 2002.

The company has elected to follow Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees"
(APB No. 25), and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under FASB Statement No. 123, "Accounting for Stock-

Based Compensation." Because the exercise price of Phillips' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. If the provisions of FASB Statement No. 123 had been applied, net income would have been reduced $17 million, $12 million and $10 million in 2001, 2000 and 1999, respectively. Basic and diluted earnings per share would have been reduced
$.06 in 2001, $.05 in 2000 and $.04 in 1999.  The average grant-
date fair values of options awarded during 2001, 2000 and 1999 were $23.19, $16.00 and $9.92, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yields of
2.5 percent in 2001 and 2000, and 3 percent in 1999; expected life of five years in all years; expected volatility of 27 percent in 2001, 26 percent in 2000, and 21 percent in 1999; and risk-free interest rates of 4.5 percent in 2001, 5.9 percent in 2000 and 6.0 percent in 1999.

In September 2001, Phillips issued 4.7 million vested stock options to replace unexercised Tosco stock options. These options had a weighted-average exercise price of $23.15 per option and a Black-Scholes option-pricing model value of $32.51 per share.

A summary of Phillips' stock option activity follows:

                                                 Weighted-Average
                                       Options     Exercise Price
                                    ----------   ----------------

Outstanding at December 31, 1998     9,009,228             $36.79
Granted                              2,010,980              47.09
Exercised                           (1,086,976)             27.45
Forfeited                              (88,708)             46.15
----------------------------------------------   ----------------
Outstanding at December 31, 1999     9,844,524             $39.84
Granted                              1,299,500              61.85
Exercised                           (1,223,779)             30.79
Forfeited                              (57,278)             47.06
----------------------------------------------   ----------------
Outstanding at December 31, 2000     9,862,967             $43.82
Granted (including Tosco exchange)   9,038,571              38.81
Exercised                           (2,373,062)             22.36
Forfeited                              (96,126)             60.41
----------------------------------------------   ----------------
Outstanding at December 31, 2001    16,432,350             $44.06
==============================================   ----------------

Outstanding at December 31, 2001
                                        Weighted-Average
                               ----------------------------------
Exercise Prices      Options   Remaining Lives     Exercise Price
----------------  ----------   ---------------     --------------

$ 9.04 to $31.44   3,056,009        2.83 years             $22.67
$31.52 to $44.91   3,298,126        5.66 years              38.40
$45.75 to $64.43  10,078,215        8.34 years              52.41
-----------------------------------------------------------------

Exercisable at December 31
                                                 Weighted-Average
                   Exercise Prices      Options    Exercise Price
                  ----------------    ---------  ----------------

2001              $ 9.04 to $31.44    3,056,009            $22.67
                  $31.52 to $44.91    3,075,354             38.06
                  $45.75 to $64.43    3,525,616             48.32
-----------------------------------------------------------------
2000              $22.57 to $31.44    1,754,047            $29.42
                  $32.25 to $44.91    1,674,129             37.49
                  $45.75 to $62.57    2,029,352             46.46
-----------------------------------------------------------------
1999              $22.57 to $31.44    2,661,456            $28.69
                  $32.25 to $44.91    1,277,554             36.85
                  $45.75 to $50.72      962,881             46.18
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

The company sold 29.2 million shares of previously unissued Phillips common stock, $1.25 par value, to the CBT in 1995 for $37 million of cash, previously contributed to the CBT by Phillips, and a promissory note from the CBT to Phillips of $952 million. The CBT is consolidated by Phillips, therefore the cash contribution and promissory note are eliminated in consolidation. Shares held by the CBT are valued at cost and do not affect earnings per share or total common stockholders' equity until after they are transferred out of the CBT. In 2001 and 2000, shares transferred out of the CBT were 292,857 and 508,828, respectively. At December 31, 2001, 27.6 million shares remained in the CBT. All shares are required to be transferred out of the CBT by January 1, 2021.


Note 18--Taxes

Taxes charged to income before extraordinary item and cumulative effect of change in accounting principle were:

                                            Millions of Dollars
                                         ------------------------
                                           2001     2000     1999
                                         ------------------------
Taxes Other Than Income Taxes
Excise                                   $2,679    1,855    1,825
Property                                    159      111       82
Production                                  328      278       58
Payroll                                      59       54       60
Environmental                                14       12       16
Other                                        19       13       15
-----------------------------------------------------------------
                                         $3,258    2,323    2,056
=================================================================

Income Taxes
Federal
  Current                                $  139      477       42
  Deferred                                  435      224       91
Foreign
  Current                                   842      965      302
  Deferred                                  126      127      127
State and local
  Current                                    97      100        7
  Deferred                                   20       14        7
-----------------------------------------------------------------
                                         $1,659    1,907      576
=================================================================


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

                                              Millions of Dollars
                                              -------------------
                                                2001         2000
                                              -------------------
Deferred Tax Liabilities
Properties, plants and equipment, and
  intangible assets                           $4,750        2,037
Investment in joint ventures                     522          564
Inventory                                        212            -
Other                                             74           52
-----------------------------------------------------------------
Total deferred tax liabilities                 5,558        2,653
-----------------------------------------------------------------
Deferred Tax Assets
Contingency accruals                             110           20
Benefit plan accruals                            450          272
Accrued dismantlement, removal and
  environmental costs                            452          262
Deferred state income tax                        164           17
Inventory                                          -           20
Other financial accruals and deferrals            72           52
Alternative minimum tax and other
  credit carryforwards                           228          241
Loss carryforwards                               262          323
Other                                            107           58
-----------------------------------------------------------------
Total deferred tax assets                      1,845        1,265
Less valuation allowance                         263          315
-----------------------------------------------------------------
Net deferred tax assets                        1,582          950
-----------------------------------------------------------------
Net deferred tax liabilities                  $3,976        1,703
=================================================================


The acquisition of Tosco in September 2001 (see Note 3--
Acquisition of Tosco Corporation) significantly increased deferred tax liabilities and assets.

Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. Based on the company's historical taxable income, its expectations for the future, and available tax-planning strategies, Management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable operating income. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability.

Deferred taxes have not been provided on temporary differences related to investments in certain foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration. At December 31, 2001 and 2000, these temporary differences were $247 million and $270 million, respectively. Determination of the amount of unrecognized deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The amounts of U.S. and foreign income before income taxes, extraordinary item and cumulative effect of change in accounting principle, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

                                                      Percent of
                            Millions of Dollars      Pretax Income
                           --------------------  --------------------
                             2001   2000   1999   2001    2000   1999
                           --------------------  --------------------
Income before income taxes,
  extraordinary item and
  cumulative effect of
  change in accounting
  principle
    United States          $2,127  2,062    398   64.4%   54.7   33.6
    Foreign                 1,175  1,707    787   35.6    45.3   66.4
---------------------------------------------------------------------
                           $3,302  3,769  1,185  100.0%  100.0  100.0
=====================================================================

Federal statutory
  income tax               $1,156  1,319    415   35.0%   35.0   35.0
Foreign taxes in excess of
  federal statutory rate      515    572    225   15.6    15.2   19.0
Domestic tax credits          (84)   (53)   (44)  (2.5)   (1.4)  (3.7)
Tax settlements                 -      -    (19)     -       -   (1.6)
State income tax               76     74      9    2.3     2.0     .7
Other                          (4)    (5)   (10)   (.2)    (.2)   (.8)
---------------------------------------------------------------------
                           $1,659  1,907    576   50.2%   50.6   48.6
=====================================================================

Note 19--Cash Flow Information

                                             Millions of Dollars
                                           -----------------------
                                             2001     2000    1999
                                           -----------------------
Non-Cash Investing and Financing
  Activities
Acquisition of Tosco by issuance of stock  $7,049        -       -
Short-term deferred payment to purchase
  properties, plants and equipment              -        -      27
Note payable to purchase properties,
  plants and equipment                         25      111       -
Investment in properties, plants and
  equipment through assumption of a
  non-cash liability                           22       28       -
Investment in properties, plants and
  equipment of Alaska businesses
  through the assumption of net
  non-cash liabilities of these
  businesses                                  125      472       -
Company stock issued under compensation
  and benefit plans                            13       23      20
Change in fair value of securities            (10)       3      15
Fair market value of properties, plants
  and equipment exchanged in monetary
  transactions                                  -        -       3
Investment in equity affiliates through
  exchange of non-cash assets and
  liabilities*                                (15)   4,272       8
Net book value of properties, plants and
  equipment involved in oil and gas
  property non-monetary exchanges               -        -     120
Investment in equity affiliate
  through direct guarantee of debt             13       13       -
------------------------------------------------------------------
Cash Payments
Interest
    Debt                                   $  273      294     256
    Taxes and other                            51       29      19
------------------------------------------------------------------
                                           $  324      323     275
==================================================================
Income taxes                               $1,504    1,066     184
------------------------------------------------------------------
*On March 31, 2000, Phillips combined its gas gathering, processing and marketing business with the gas gathering, processing, marketing and natural gas liquids business of Duke Energy into DEFS and on July 1, 2000, Phillips and ChevronTexaco combined the two companies' worldwide chemicals businesses, excluding ChevronTexaco's Oronite business, into CPChem. See
 Note 6--Investments and Long-Term Receivables.

Note 20--Sales of Receivables

At December 31, 2001, Phillips had sold certain credit card and trade receivables under revolving sales agreements with four unrelated bank-sponsored entities. These agreements provide for Phillips to sell up to $1.2 billion of senior, undivided interests in pools of the credit card or trade receivables to the bank-sponsored entities. The sold receivables have been legally isolated from Phillips and qualify as sales under generally accepted accounting principles. Three of the bank-sponsored entities are multi-seller conduits, with access to commercial paper markets, which purchase interests in similar receivables from numerous other companies unrelated to Phillips. A fourth entity is a consolidated subsidiary of an unrelated bank, which engages in other financing and banking activities with companies unrelated to Phillips. Phillips has no ownership in any of the four bank-sponsored entities and has no voting influence over any bank-sponsored entity's operating and financial decisions. As a result, Phillips does not consolidate any of these entities. Phillips also retained interests in the pools of receivables, which are subordinate to the interests sold to the bank-sponsored entities. The subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows, which are estimated using Management's best estimates of the receivables' performance, including credit losses and dilution, discounted at a rate commensurate with the risks involved, to arrive at present value. These assumptions are updated periodically, based on actual credit loss experience and market interest rates. Phillips also retains servicing responsibility for the sold receivables. The fair value of the servicing responsibility approximates adequate compensation for the servicing costs incurred. At December 31, 2001 and 2000, Phillips' retained interests were $450 million and $224 million, respectively, reported on the balance sheet in accounts and notes receivable.

Total cash flows received from and paid to the bank-sponsored entities in 2001 and 2000 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                 2001        2000
                                              -------------------
Receivables sold at beginning of year
  Under a revolving agreement                 $   400         183
  Under a non-revolving agreement                 100           -
Tosco receivables sold at September 14, 2001      614           -
New receivables sold                            8,907       6,066
Cash collections remitted                      (9,081)     (5,749)
-----------------------------------------------------------------
Receivables sold at end of year               $   940         500
=================================================================
Discounts and other fees paid on
  revolving balances                          $    24          18
-----------------------------------------------------------------


Note 21--Other Financial Information

                                           Millions of Dollars
                                         Except Per Share Amounts
                                         ------------------------
                                          2001     2000      1999
                                         ------------------------
Interest
Incurred
    Debt                                 $ 524      511       310
    Other                                   45       32        18
-----------------------------------------------------------------
                                           569      543       328
Capitalized                               (231)    (174)      (49)
-----------------------------------------------------------------
Expensed                                 $ 338      369       279
=================================================================

Research and Development
  Expenditures--expensed                 $  44       43        50
-----------------------------------------------------------------

Advertising Expenses*                    $  61       43        36
-----------------------------------------------------------------
*Deferred amounts at December 31 were immaterial in all three years.

Cash Dividends paid per
  common share                           $1.40     1.36      1.36
-----------------------------------------------------------------

Foreign Currency Transaction
  Gains/(Losses)--after-tax
E&P                                      $   2      (10)        3
RM&T                                         3       (3)        -
Chemicals                                    -       (1)       (1)
Corporate and Other                         (8)     (25)      (12)
-----------------------------------------------------------------
                                         $  (3)     (39)      (10)
=================================================================

Note 22--Related Party Transactions

Significant transactions with related parties were:

                                            Millions of Dollars
                                         ------------------------
                                           2001     2000     1999
                                         ------------------------

Operating revenues (a)                   $  935    1,573      882
Purchases (b)                             1,006    1,292      340
Operating expenses (c)                      246       97       44
Selling, general and
  administrative
  expenses (d)                              102       66      114
Interest income (e)                           -        5        9
Interest expense (f)                          8        2        -
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

(d) Phillips charges both DEFS and CPChem for corporate services provided to the two equity companies under transition service agreements. Phillips pays fees to its pipeline equity companies for transporting finished products. Phillips pays processing and common facility fees to its affiliates.

(e) Prior to July 1, 2000, Phillips earned interest on loans to certain affiliates, primarily Sweeny Olefins Limited
    Partnership.

(f) Phillips paid interest to Merey Sweeny, L.P. for a loan related to improvements at the Sweeny refinery.

Elimination of the company's equity percentage share of profit or loss on the above transactions was not material.

Note 23--Segment Disclosures and Related Information

Phillips has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At December 31, 2001, E&P was producing in the United States; the Norwegian and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea; and offshore Australia and China.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes natural gas produced by Phillips and others. Since March 31, 2000, Phillips' GPM segment has consisted primarily of its 30.3 percent equity investment in DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. The company has 10 U.S. refineries and one in Ireland. Phillips markets petroleum products nationwide. On September 14, 2001, Phillips acquired Tosco Corporation. This acquisition significantly increased the RM&T segment's assets and operations.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. Since
     July 1, 2000, Phillips' Chemicals segment has consisted primarily of its 50 percent equity investment in CPChem.

Corporate and Other includes general corporate overhead; all interest revenue and expense, including preferred dividend requirements of capital trusts; certain eliminations; and various other corporate activities, such as a captive insurance subsidiary and tax items not directly attributable to the operating segments. Corporate identifiable assets include all cash and cash equivalents and the company's owned office buildings and research and development facilities in Bartlesville, Oklahoma. Reporting reclassifications represent adjustments to assets to include debit balances in liability accounts and exclude credit balances in asset accounts, which is done for consolidated reporting but not at the operating segment level.

The company evaluates performance and allocates resources based on, among other items, net income. Segment accounting policies are the same as those in Note 1--Accounting Policies.
Intersegment sales are at prices that approximate market.


Analysis of Results by Operating Segment

                                                               Millions of Dollars
                                      --------------------------------------------------------------------
                                                Operating Segments
                                      ---------------------------------------    Corporate
                                          E&P      GPM       RM&T   Chemicals    and Other    Consolidated
2001                                  --------------------------------------------------------------------
Sales and Other Operating Revenues
  External customers                  $ 7,611        -     19,116           -            2          26,729
  Intersegment (eliminations)             534        -          5           -         (539)              -
----------------------------------------------------------------------------------------------------------
    Segment sales                     $ 8,145        -     19,121           -         (537)         26,729
==========================================================================================================

Depreciation, depletion and
  amortization                        $(1,115)       -       (252)          -          (24)         (1,391)
Property impairments                      (26)       -          -           -            -             (26)
Equity in earnings/(losses) of
  affiliates                               28      165         88        (240)           -              41
Preferred dividend requirements of
  capital trusts                            -        -          -           -          (53)            (53)
Interest revenue                            -        -          -           -           13              13
Interest expense                            -        -          -           -         (338)           (338)
Income taxes                           (1,583)     (63)      (228)         89          126          (1,659)
Extraordinary item                          -        -          -           -          (10)            (10)
Cumulative effect of accounting
  change                                    -        -         28           -            -              28
Net income (loss)                       1,699      101        438        (128)        (449)          1,661
----------------------------------------------------------------------------------------------------------

Assets
  Identifiable assets                 $14,210       12     16,972          82          848          32,124
  Investments in and advances to
    affiliates                            586      166        166       1,852           18           2,788
  Reporting reclassifications               -        -          -           -          305             305
----------------------------------------------------------------------------------------------------------
    Total assets                      $14,796      178     17,138       1,934        1,171          35,217
==========================================================================================================

Capital Expenditures and Investments  $ 2,516        -        497           6           66           3,085
----------------------------------------------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                        $    99        -          -           -            -              99
  Foreign currency losses (gains)           6        -         (2)          -            7              11
----------------------------------------------------------------------------------------------------------

2000
Sales and Other Operating Revenues
  External customers                  $ 7,611      255     13,175       1,647            2          22,690
  Intersegment (eliminations)             654      287        366         147       (1,454)              -
----------------------------------------------------------------------------------------------------------
    Segment sales                     $ 8,265      542     13,541       1,794       (1,452)         22,690
==========================================================================================================

Depreciation, depletion and
  amortization                        $  (939)     (22)      (151)        (54)         (13)         (1,179)
Property impairments                     (100)       -          -           -            -            (100)
Equity in earnings/(losses) of
  affiliates                               31      137         36         (90)           -             114
Preferred dividend requirements of
  capital trusts                            -        -          -           -          (53)            (53)
Interest revenue                            -        -          -           -           28              28
Interest expense                            -        -          -           -         (369)           (369)
Income taxes                           (1,794)     (79)      (144)        (21)         131          (1,907)
Net income (loss)                       1,945      139        275         (46)        (451)          1,862
----------------------------------------------------------------------------------------------------------

Assets
  Identifiable assets                 $13,487       37      3,270         124          857          17,775
  Investments in and advances to
    affiliates                            347       40        150       2,046           29           2,612
  Reporting reclassifications               -        -          -           -          122             122
----------------------------------------------------------------------------------------------------------
    Total assets                      $13,834       77      3,420       2,170        1,008          20,509
==========================================================================================================

Capital Expenditures and Investments  $ 1,677       14        225          67           39           2,022
----------------------------------------------------------------------------------------------------------
Acquisition of ARCO's Alaska
  Businesses                          $ 6,443        -          -           -            -           6,443
----------------------------------------------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                        $   130        -          -           -            -             130
  Foreign currency losses                  29        -          3           1           25              58
----------------------------------------------------------------------------------------------------------

                                154

                                                               Millions of Dollars
                                      --------------------------------------------------------------------
                                                Operating Segments
                                      ---------------------------------------    Corporate
                                          E&P      GPM       RM&T   Chemicals    and Other    Consolidated
1999                                  --------------------------------------------------------------------
Sales and Other Operating Revenues
  External customers                  $ 2,998      861      9,117       2,418            2          15,396
  Intersegment (eliminations)             490      725        482         148       (1,845)              -
----------------------------------------------------------------------------------------------------------
    Segment sales                     $ 3,488    1,586      9,599       2,566       (1,843)         15,396
==========================================================================================================

Depreciation, depletion and
  amortization                        $  (559)     (80)      (132)        (95)         (36)           (902)
Property impairments                      (69)       -          -           -            -             (69)
Equity in earnings of affiliates           38        1         31          31            -             101
Preferred dividend requirements of
  capital trusts                            -        -          -           -          (53)            (53)
Interest revenue                            -        -          -           -           29              29
Interest expense                            -        -          -           -         (279)           (279)
Income taxes                             (543)     (64)       (35)        (65)         131            (576)
Net income (loss)                         570      104         84         164         (313)            609
----------------------------------------------------------------------------------------------------------

Assets
  Identifiable assets                 $ 6,462    1,194      3,315       2,470          797          14,238
  Investments in and advances to
    affiliates                            131        3        138         485           13             770
  Reporting reclassifications               -        -          -           -          193             193
----------------------------------------------------------------------------------------------------------
    Total assets                      $ 6,593    1,197      3,453       2,955        1,003          15,201
==========================================================================================================

Capital Expenditures and Investments  $ 1,079      124        343          98           46           1,690
----------------------------------------------------------------------------------------------------------

Other Significant Non-Cash Items
  Dry hole costs and leasehold
    impairment                        $    92        -          -           -            -              92
  Foreign currency losses                  19        -          -           1           13              33
----------------------------------------------------------------------------------------------------------


Geographic Information
                                                              Millions of Dollars
                                     ---------------------------------------------------------------------
                                                                                       Other
                                      United               United                    Foreign     Worldwide
                                      States    Norway*   Kingdom*    Nigeria      Countries  Consolidated
                                     ---------------------------------------------------------------------
2001
Outside Operating Revenues**         $24,303     1,322        380         350            374        26,729
----------------------------------------------------------------------------------------------------------

Long-Lived Assets***                 $21,618     1,484        654         256          2,572        26,584
----------------------------------------------------------------------------------------------------------


2000
Outside Operating Revenues**         $19,235       231      2,183         336            705        22,690
----------------------------------------------------------------------------------------------------------

Long-Lived Assets***                 $13,339     1,487        709         224          1,637        17,396
----------------------------------------------------------------------------------------------------------


1999
Outside Operating Revenues**         $13,019       193      1,374         164            646        15,396
----------------------------------------------------------------------------------------------------------

Long-Lived Assets***                 $ 7,418     1,605        876         197          1,760        11,856
----------------------------------------------------------------------------------------------------------
  *In 2000 and 1999, Norway crude oil production was sold internally to the United Kingdom operations, which then sold it externally to third parties.
 **Revenues are attributable to countries based on the location of the operations generating the revenues.
***Defined as net properties, plants and equipment plus investments in and advances to affiliates.


Export sales totaled $262 million, $367 million and $356 million in 2001, 2000 and 1999, respectively.

Note 24--New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 is required to be adopted by the company no later than January 1, 2003, and will require major changes in the accounting for asset retirement obligations, such as required decommissioning of oil and gas production platforms, facilities and pipelines. Statement
No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is accreted for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. Upon adoption of Statement No. 143, the company will adjust its recorded asset retirement obligations to the new requirements using a cumulative-effect approach. All transition amounts are to be measured using the company's current information, assumptions, and credit-adjusted, risk-free interest rates. The company is studying the impact of Statement No. 143 to quantify the potentially significant impact of the new standard.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business from APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement
No. 144 retains the basic recognition and measurement requirements of Statement No. 121 but addresses certain issues that had surfaced implementing Statement No. 121. In addition, Statement No. 144 revised the rules governing non-monetary exchanges of proved oil and gas properties to require recognition of any loss implied in the exchange. Previously, the book value of the relinquished property was carried over to the acquired property. This change is required on a prospective basis so no restatement of exchanges made prior to January 1, 2002, when Phillips adopted Statement
No. 144, is required.

Note 25--Merger with Conoco Inc.

On November 18, 2001, Phillips and Conoco announced that their Boards of Directors had unanimously approved a merger of equals, and that the companies had signed a definitive merger agreement to form a new company to be named ConocoPhillips. At special shareholder meetings held on March 12, 2002, stockholders of both companies approved the merger. Under the terms of the agreement, Phillips shareholders will receive one share of the new ConocoPhillips common stock for each share of Phillips common stock that they own and Conoco shareholders will receive
0.4677 shares of the new ConocoPhillips common stock for each share of Conoco that they own. At inception, Phillips shareholders will own approximately 57 percent of the new company and Conoco shareholders will own approximately 43 percent.

Under the merger agreement, Phillips and Conoco have agreed that, prior to completion of the proposed merger, each will carry on its respective business in the usual, regular, and ordinary course in all material respects. In addition, each company has agreed to neither acquire nor dispose of material assets in the interim period between the signing and announcement of the agreement and the completion of the merger. Subject to certain conditions, a termination fee of $550 million is payable in the event one party to the agreement fails to adopt the merger agreement via stockholder approval; fails to perform any of its representations, warranties, or covenants under the merger agreement; or enters into a definitive agreement with respect to an acquisition proposal by another party.

Upon completion of the merger, Archie W. Dunham, Conoco's chairman and chief executive officer, will serve as chairman of the board of ConocoPhillips. James J. Mulva, Phillips chairman and chief executive officer, will serve as president and chief executive officer of the combined company, becoming chairman upon Mr. Dunham's retirement in 2004. The ConocoPhillips Board of Directors will consist of 16 directors, eight designated by each of the two companies, and will include Mr. Dunham and Mr. Mulva.

The merger will be accounted for under FASB Statement No. 141 using purchase accounting. Although the business combination of Phillips and Conoco is a merger of equals, generally accepted accounting principles require that one of the two companies be designated as the acquiror for accounting purposes. Phillips has been designated as the acquiror based on the fact that its stockholders are expected to hold more than 50 percent of the ConocoPhillips stock after the merger.

The merger is conditioned upon, among other things, customary regulatory approvals. Phillips and Conoco filed notification and report forms under the Hart-Scott-Rodino Act of 1976 with the Federal Trade Commission (FTC) and the Antitrust Division of the U.S. Department of Justice on December 17, 2001. On January 16, 2002, the FTC made requests for additional information and documentary materials. Those requests extended the statutory waiting period until 30 days after Conoco and Phillips have substantially complied with the requests, unless the waiting period is terminated earlier or extended with the consent of Conoco and Phillips. Conoco and Phillips continue to work closely with the FTC staff on its requests. Conoco and Phillips received the necessary clearances from the European Commission on March 6, 2002, and from the Canadian Commissioner of Competition on February 12, 2002. Transition teams with representatives from both companies have been formed, and these teams are charged with planning for an efficient transition after the merger closes and identifying potential synergies. The transaction is expected to be completed in the second half of 2002, with the new company headquartered in Houston, Texas.

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

Phillips' disclosures by geographic areas include the United States (U.S.), Norway, the United Kingdom (U.K.), Africa (mainly Nigeria) and Other Areas. Other Areas include Canada, China, Denmark, Australia, the Timor Sea, and other countries. When the company uses equity accounting for operations that have proved reserves, the oil and gas operations are shown separately and designated as Equity Affiliate. In 2001 and 2000, this consisted of a heavy-oil project in Venezuela.

Amounts in 2000 were impacted by Phillips' purchase of all of Atlantic Richfield Company's (ARCO) Alaska businesses in late-
April 2000.


Contents--Oil and Gas Operations                             Page
-----------------------------------------------------------------

Proved Reserves Worldwide                                     160

Results of Operations                                         166

Statistics                                                    169

Costs Incurred                                                173

Capitalized Costs                                             174

Standardized Measure of Discounted Future Net
  Cash Flows Relating to Proved Oil and Gas
  Reserve Quantities                                          175


o Proved Reserves Worldwide

Years Ended                                    Crude Oil
December 31   ---------------------------------------------------------------------------
                                          Millions of Barrels
              ---------------------------------------------------------------------------
                             Consolidated Operations
              --------------------------------------------------------
                      Lower  Total                        Other           Equity Combined
              Alaska     48   U.S.  Norway  U.K.  Africa  Areas  Total Affiliate    Total
              ---------------------------------------------------------------------------
Developed and
  Undeveloped
End of 1998       34    148    182     508    64      90    114    958         -      958
Revisions          1      1      2      33    (3)     11     (5)    38         -       38
Improved
  recovery         -      2      2      16     -       -      -     18         -       18
Purchases          -      1      1       -     -       -     47     48         -       48
Extensions and
  discoveries      -      3      3       -     9       8      8     28         -       28
Production        (2)   (16)   (18)    (36)  (13)     (7)   (10)   (84)        -      (84)
Sales              -    (30)   (30)      -     -       -    (12)   (42)        -      (42)
-----------------------------------------------------------------------------------------
End of 1999       33    109    142     521    57     102    142    964         -      964
Revisions          9     12     21      73     3       9    (10)    96         -       96
Improved
  recovery        31      -     31       5     -       -      -     36         -       36
Purchases      1,594      1  1,595       -     -       -      -  1,595         -    1,595
Extensions and
  discoveries     12      3     15       -     -       5     35     55       613      668
Production       (75)   (12)   (87)    (41)   (9)     (9)   (12)  (158)        -     (158)
Sales              -     (1)    (1)      -     -       -    (12)   (13)        -      (13)
-----------------------------------------------------------------------------------------
End of 2000    1,604    112  1,716     558    51     107    143  2,575       613    3,188
Revisions         77     (2)    75      51    (6)     (5)     9    124        48      172
Improved
  recovery        67      1     68      12     -       -      -     80         -       80
Purchases          -      -      -       -     -       -     17     17         -       17
Extensions and
  discoveries      9      6     15       -     2      10      2     29         -       29
Production      (126)   (12)  (138)    (43)   (6)    (11)    (8)  (206)       (1)    (207)
Sales              -      -      -       -     -       -     (3)    (3)        -       (3)
-----------------------------------------------------------------------------------------
End of 2001    1,631    105  1,736     578    41     101    160* 2,616       660    3,276*
=========================================================================================

Developed
End of 1998       27    122    149     380    27      84     39    679         -      679
End of 1999       25     93    118     433    37      89     35    712         -      712
End of 2000    1,207     98  1,305     478    25      94     24  1,926         -    1,926
End of 2001    1,275     91  1,366     513    21      83     15  1,998        47    2,045
-----------------------------------------------------------------------------------------
*Includes proved reserves of 17 million barrels attributable to a consolidated subsidiary in which there is a 13 percent minority interest.


o Purchases in Other Areas in 2001 were related to the acquisition of a majority interest in Petroz N.L., which resulted in the addition of reserves in the Bayu-Undan field in the Timor Sea.

o At the end of 2000 and 1999, Other Areas included 2 million and 14 million barrels, respectively, of reserves in Venezuela in which the company had an economic interest through risk-service contracts. These properties were sold in June 2001. Net production to the company was approximately 400,000 barrels in 2001; 1,200,000 barrels in 2000; and 600,000 barrels in 1999.




Years Ended                                   Natural Gas
December 31   ---------------------------------------------------------------------------
                                         Billions of Cubic Feet
              ---------------------------------------------------------------------------
                             Consolidated Operations
              --------------------------------------------------------
                      Lower  Total                        Other           Equity Combined
              Alaska     48   U.S.  Norway  U.K.  Africa  Areas  Total Affiliate    Total
              ---------------------------------------------------------------------------
Developed and
  Undeveloped
End of 1998      835  2,702  3,537   1,152   617     329    634  6,269         -    6,269
Revisions         10    (57)   (47)      1    23      23    (46)   (46)        -      (46)
Improved
  recovery         -      -      -      74     -       -      -     74         -       74
Purchases          -    128    128       -     -       -     29    157         -      157
Extensions and
  discoveries      -    253    253       -   125     226     27    631         -      631
Production       (47)  (292)  (339)    (51)  (84)     (3)   (39)  (516)        -     (516)
Sales              -   (180)  (180)      -     -       -    (25)  (205)        -     (205)
-----------------------------------------------------------------------------------------
End of 1999      798  2,554  3,352   1,176   681     575    580  6,364         -    6,364
Revisions         87    183    270    (162)   10       -   (199)   (81)        -      (81)
Improved
  recovery         -      -      -      52     -       -      -     52         -       52
Purchases      2,448    193  2,641       -     -       -      -  2,641         -    2,641
Extensions and
  discoveries      7    211    218       -     -       -     26    244       131      375
Production      (103)  (283)  (386)    (54)  (79)    (14)   (33)  (566)        -     (566)
Sales              -     (5)    (5)      -     -       -   (246)  (251)        -     (251)
-----------------------------------------------------------------------------------------
End of 2000    3,237  2,853  6,090   1,012   612     561    128  8,403       131    8,534
Revisions         60      9     69     (65)  (59)     65     (3)     7        14       21
Improved
  recovery         -      -      -      13     -       -      -     13         -       13
Purchases          -     12     12       -    10       -     10     32         -       32
Extensions and
  discoveries      5    405    410       -    23     109    265    807         -      807
Production      (141)  (261)  (402)    (53)  (68)    (19)   (28)  (570)        -     (570)
Sales              -      -      -       -    (8)      -      -     (8)        -       (8)
-----------------------------------------------------------------------------------------
End of 2001    3,161  3,018  6,179     907   510     716    372* 8,684       145    8,829*
=========================================================================================

Developed
End of 1998      709  2,482  3,191     927   445      26    144  4,733         -    4,733
End of 1999      630  2,317  2,947     856   413     349    131  4,696         -    4,696
End of 2000    2,969  2,564  5,533     738   321     335     55  6,982         -    6,982
End of 2001    2,969  2,684  5,653     788   265     491    290  7,487         3    7,490
-----------------------------------------------------------------------------------------
*Includes proved reserves of 10 billion cubic feet attributable to a consolidated subsidiary in which there is a 13 percent minority interest.


o Natural gas production may differ from gas production (delivered for sale) on page 169, primarily because the quantities above include gas consumed at the lease, but omit the gas equivalent of liquids extracted at any Phillips-owned, equity-affiliate, or third-party processing plant or facility.

o Purchases in Other Areas in 2001 were related to the acquisition of a majority interest in Petroz N.L., which resulted in the addition of reserves in the Bayu-Undan field in the Timor Sea.

o Extensions and discoveries in Other Areas in 2001 were in Australia.

o Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.




Years Ended                               Natural Gas Liquids
December 31   ---------------------------------------------------------------------------
                                          Millions of Barrels
              ---------------------------------------------------------------------------
                             Consolidated Operations
              -------------------------------------------------
                      Lower  Total                        Other           Equity Combined
              Alaska     48   U.S.  Norway  U.K.  Africa  Areas  Total Affiliate    Total
              ---------------------------------------------------------------------------
Developed and
  Undeveloped
End of 1998        1     99    100      42     5      18     38    203         -      203
Revisions          -      5      5     (13)   (1)      -     (1)   (10)        -      (10)
Improved
  recovery         -      -      -       2     -       -      -      2         -        2
Purchases          -      -      -       -     -       -     28     28         -       28
Extensions and
  discoveries      -      2      2       -     -       -      -      2         -        2
Production         -     (9)    (9)     (2)    -      (1)     -    (12)        -      (12)
Sales              -     (6)    (6)      -     -       -      -     (6)        -       (6)
-----------------------------------------------------------------------------------------
End of 1999        1     91     92      29     4      17     65    207         -      207
Revisions         57     11     68       7     -       1     (1)    75         -       75
Purchases        147      -    147       -     -       -      -    147         -      147
Extensions and
  discoveries      -      2      2       -     -       -      -      2         -        2
Production        (7)    (8)   (15)     (2)   (1)     (1)     -    (19)        -      (19)
Sales              -      -      -       -     -       -     (3)    (3)        -       (3)
-----------------------------------------------------------------------------------------
End of 2000      198     96    294      34     3      17     61    409         -      409
Revisions        (25)     2    (23)      -     -       -      4    (19)        -      (19)
Improved
  recovery         -      -      -       1     -       -      -      1         -        1
Purchases          -      -      -       -     -       -     10     10         -       10
Extensions and
  discoveries      -      2      2       -     -       -      -      2         -        2
Production        (9)    (7)   (16)     (2)    -      (1)     -    (19)        -      (19)
-----------------------------------------------------------------------------------------
End of 2001      164     93    257      33     3      16     75*   384         -      384*
=========================================================================================

Developed
End of 1998        -     97     97      33     3      18      1    152         -      152
End of 1999        1     89     90      22     3      17      1    133         -      133
End of 2000      197     94    291      27     2      17      1    338         -      338
End of 2001      163     92    255      29     2      16      -    302         -      302
-----------------------------------------------------------------------------------------
*Includes proved reserves of 10 million barrels attributable to a consolidated subsidiary in which there is a 13 percent minority interest.


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

o Purchases in Other Areas in 2001 were related to the acquisition of a majority interest in Petroz N.L., which resulted in the addition of reserves in the Bayu-Undan field in the Timor Sea.


o Results of Operations

Years Ended                                          Millions of Dollars
December 31              ---------------------------------------------------------------------------
                                        Consolidated Operations
                         --------------------------------------------------------
                                 Lower  Total                        Other           Equity Combined
                         Alaska     48   U.S.  Norway  U.K.  Africa  Areas  Total Affiliate    Total
                         ---------------------------------------------------------------------------
2001
Sales                    $3,020  1,178  4,198     175   371     281    228  5,253         8    5,261
Transfers                   119    119    238   1,039     -       -      -  1,277         -    1,277
Other revenues              116     26    142      13    10       8     (7)   166         1      167
----------------------------------------------------------------------------------------------------
    Total revenues        3,255  1,323  4,578   1,227   381     289    221  6,696         9    6,705
Production costs            784    328  1,112     124    41      47     51  1,375         2    1,377
Exploration expenses         61     69    130      20    11      40    114    315         -      315
Depreciation, depletion
  and amortization          531    203    734     115   118      22     31  1,020         2    1,022
Property impairments          -      -      -       -     -       -     23     23         -       23
Transportation costs        726     77    803      27    33       5      4    872         -      872
Other related expenses       84      5     89       -    (8)      3     26    110         2      112
----------------------------------------------------------------------------------------------------
                          1,069    641  1,710     941   186     172    (28) 2,981         3    2,984
Provision for income
  taxes                     392    173    565     729    50     155     (9) 1,490         -    1,490
----------------------------------------------------------------------------------------------------
Results of operations for
  producing activities      677    468  1,145     212   136      17    (19) 1,491         3    1,494
Other earnings              189      8    197      17     -       -     (9)   205         -      205
----------------------------------------------------------------------------------------------------
E&P net income (loss)    $  866    476  1,342     229   136      17    (28) 1,696         3    1,699
====================================================================================================

2000
Sales                    $2,252  1,102  3,354     139   481     269    456  4,699         -    4,699
Transfers                    74    275    349   1,186     -       -      -  1,535         -    1,535
Other revenues               34     25     59       5    (1)      -    138    201         -      201
----------------------------------------------------------------------------------------------------
    Total revenues        2,360  1,402  3,762   1,330   480     269    594  6,435         -    6,435
Production costs            494    308    802     118    42      45     90  1,097         -    1,097
Exploration expenses         38     73    111      14    36      26    117    304         -      304
Depreciation, depletion
  and amortization          305    190    495     106   138      14    119    872         -      872
Property impairments          -     13     13       -     -       -     87    100         -      100
Transportation costs        364    101    465      27    39       3     11    545         -      545
Other related expenses       16      4     20      21    (2)      -     36     75         -       75
----------------------------------------------------------------------------------------------------
                          1,143    713  1,856   1,044   227     181    134  3,442         -    3,442
Provision for income
  taxes                     443    207    650     817    69     155     11  1,702         -    1,702
----------------------------------------------------------------------------------------------------
Results of operations for
  producing activities      700    506  1,206     227   158      26    123  1,740         -    1,740
Other earnings              129     53    182      16    (1)      -      8    205         -      205
----------------------------------------------------------------------------------------------------
E&P net income           $  829    559  1,388     243   157      26    131  1,945         -    1,945
====================================================================================================

1999
Sales                    $   31    403    434     103   455     133    259  1,384         -    1,384
Transfers                    57    474    531     650     -       -      -  1,181         -    1,181
Other revenues                2    134    136      12    30       -     16    194         -      194
----------------------------------------------------------------------------------------------------
    Total revenues           90  1,011  1,101     765   485     133    275  2,759         -    2,759
Production costs             24    295    319     140    45      27    103    634         -      634
Exploration expenses          5     48     53      36    28      24     89    230         -      230
Depreciation, depletion
  and amortization*           8    164    172     105   165      11     80    533         -      533
Property impairments          -     11     11      28    30       -      -     69         -       69
Transportation costs          -    114    114      30    44       5     13    206         -      206
Other related expenses        -     (1)    (1)     31     3       2     26     61         -       61
----------------------------------------------------------------------------------------------------
                             53    380    433     395   170      64    (36) 1,026         -    1,026
Provision for income
  taxes                      14     90    104     300    53      60      5    522         -      522
----------------------------------------------------------------------------------------------------
Results of operations for
  producing activities       39    290    329      95   117       4    (41)   504         -      504
Other earnings               32     18     50      19     -       -     (3)    66         -       66
----------------------------------------------------------------------------------------------------
E&P net income (loss)    $   71    308    379     114   117       4    (44)   570         -      570
====================================================================================================
*Includes a $5 million decommissioning accrual adjustment in Norway.



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

o Depreciation, depletion and amortization (DD&A) in Results of Operations differs from that shown for total E&P in Note 23-- Segment Disclosures and Related Information in the Notes to Financial Statements, mainly due to depreciation of support equipment being reclassified to production or exploration expenses, as applicable, in Results of Operations. In addition, Other earnings include certain E&P activities, including their related DD&A charges.

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

o Other related expenses include transportation costs in Alaska for purchased liquids that were transported to their point of sale, foreign currency gains and losses, and other miscellaneous expenses.

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

o Statistics

Net Production                         2001       2000       1999
                                      ---------------------------
                                       Thousands of Barrels Daily
                                      ---------------------------
Crude Oil
Alaska                                  339        207          7
Lower 48                                 34         34         43
-----------------------------------------------------------------
United States                           373        241         50
Norway                                  117        114         99
United Kingdom                           19         25         34
Nigeria                                  30         24         20
China                                    11         12         10
Canada                                    1          6          7
Timor Sea                                 6          7          5
Denmark                                   3          4          4
Venezuela                                 1          4          2
-----------------------------------------------------------------
Total consolidated                      561        437        231
Equity affiliate                          2          -          -
-----------------------------------------------------------------
                                        563        437        231
=================================================================

Natural Gas Liquids*
Alaska                                   25         19          -
Lower 48                                  1          1          2
-----------------------------------------------------------------
United States                            26         20          2
Norway                                    5          5          4
United Kingdom                            2          2          2
Nigeria                                   2          1          2
Canada                                    -          1          1
-----------------------------------------------------------------
                                         35         29         11
=================================================================
*Represents amounts extracted attributable to E&P operations (see natural gas liquids reserves on page 165 for further discussion). Includes for 2001 and 2000, 15,000 and 12,000 barrels daily in Alaska, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

                                     Millions of Cubic Feet Daily
Natural Gas*                         ----------------------------
Alaska                                  177        158        122
Lower 48                                740        770        828
-----------------------------------------------------------------
United States                           917        928        950
Norway                                  130        136        126
United Kingdom                          178        214        220
Canada                                   18         83         91
Nigeria                                  41         33          6
Australia                                51          -          -
-----------------------------------------------------------------
                                      1,335      1,394      1,393
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

                                       2001       2000       1999
                                     ----------------------------
Average Sales Prices

Crude Oil Per Barrel
Alaska                               $23.60      28.87      12.18
Lower 48                              23.27      28.57      16.20
United States                         23.57      28.83      15.64
Norway                                24.02      28.27      18.25
United Kingdom                        24.52      28.19      18.40
Nigeria                               24.39      28.73      17.84
China                                 23.89      29.42      17.49
Canada                                26.96      28.21      17.45
Timor Sea                             24.90      29.81      20.47
Denmark                               23.40      28.28      20.64
Venezuela                             25.48      26.97      17.80
Total foreign                         24.16      28.42      18.26
Total consolidated                    23.77      28.65      17.69
Equity affiliate                      12.36          -          -
Worldwide                             23.74      28.65      17.69
-----------------------------------------------------------------

Natural Gas Liquids Per Barrel
Alaska                               $23.61      28 97          -
Lower 48                              22.47      22.97      12.73
United States                         23.49      27.94      12.73
Norway                                16.55      14.13       7.67
United Kingdom                        18.49      20.57      13.32
Nigeria                                7.22       7.18       7.46
Canada                                18.77      25.49      14.22
Total foreign                         14.61      15.14       9.76
Worldwide                             19.74      21.20      10.29
-----------------------------------------------------------------

Natural Gas (Lease) Per Thousand
  Cubic Feet
Alaska                               $ 1.75       1.40          -
Lower 48                               3.68       3.56       2.03
United States                          3.56       3.47       2.03
Norway                                 3.53       2.56       2.04
United Kingdom                         2.88       2.61       2.71
Canada                                 3.80       3.26       2.14
Nigeria                                 .57        .50        .36
Australia                               .43          -          -
Total foreign                          2.60       2.56       2.37
Worldwide                              3.23       3.13       2.15
-----------------------------------------------------------------

Average Production Costs
  Per Barrel of Oil Equivalent
Alaska                               $ 5.46       5.35       2.41
Lower 48                               5.67       5.15       4.42
United States                          5.52       5.27       4.16
Norway                                 2.36       2.28       3.09
United Kingdom                         2.22       1.83       1.70
Africa                                 3.32       4.03       3.22
Other areas                            4.17       5.14       6.39
Total foreign                          2.70       2.85       3.27
Total consolidated                     4.60       4.29       3.66
Equity affiliate                       2.74          -          -
Worldwide                              4.60       4.29       3.66
-----------------------------------------------------------------

                                        2001      2000       1999
                                       --------------------------
Depreciation, Depletion and
  Amortization Per Barrel
  of Oil Equivalent
Alaska                                 $3.70      3.30        .80
Lower 48                                3.30      3.18       2.46
United States                           3.58      3.25       2.24
Norway                                  2.19      2.04       2.21
United Kingdom                          6.38      6.02       6.22
Africa                                  1.55      1.25       1.31
Other areas                             2.53      6.80       4.96
Total foreign                           2.94      3.64       3.70
Total consolidated                      3.37      3.41       3.05
Equity affiliate                        2.74         -          -
Worldwide                               3.37      3.41       3.05
-----------------------------------------------------------------

                                  Productive            Dry
Net Wells Completed*           ----------------  ----------------
                               2001  2000  1999  2001  2000  1999
                               ----------------  ----------------
Exploratory
Alaska                            1     -     -     1     1    **
Lower 48                         63    45     1     3     4     1
-----------------------------------------------------------------
United States                    64    45     1     4     5     1
Norway                           **    **     -     -     -    **
United Kingdom                   **     1     1     1     1     -
Africa                           **    **    **     -     1     -
Other areas                       2     9     9     1     6     5
-----------------------------------------------------------------
Total consolidated               66    55    11     6    13     6
Equity affiliate                  -     -     -     -     -     -
-----------------------------------------------------------------
                                 66    55    11     6    13     6
=================================================================

Development
Alaska                           47    52    **     2     1     -
Lower 48                        331   208   116    11     8     6
-----------------------------------------------------------------
United States                   378   260   116    13     9     6
Norway                            3     1     2     -     -     -
United Kingdom                    1     1     2     -     -     1
Africa                            1     2    **     -     -     -
Other areas                       6    12    19     -     1     3
-----------------------------------------------------------------
Total consolidated              389   276   139    13    10    10
Equity affiliate                 20     -     -     -     -     -
-----------------------------------------------------------------
                                409   276   139    13    10    10
=================================================================
 *Includes conventional and coalbed methane wells.  Excludes farmout arrangements.
**Phillips' total proportionate interest was less than one.

Wells at Year-End 2001
                                             Productive**
                                    -----------------------------
                     In Progress*        Oil             Gas
                     ------------   -------------   -------------
                     Gross    Net   Gross     Net   Gross     Net
                     ------------   -------------   -------------

Alaska                  13      6   1,545     676      25      16
Lower 48                72     32   6,724   1,754   7,244   3,670
-----------------------------------------------------------------
United States           85     38   8,269   2,430   7,269   3,686
Norway                   3      1     165      57      14       5
United Kingdom           6      2      17       5     128      22
Africa                   2    ***     209      42      12       2
Other areas              6      1     115      30     219      70
-----------------------------------------------------------------
Total consolidated     102     42   8,775   2,564   7,642   3,785
Equity affiliate        13      5      49      20       7       2
-----------------------------------------------------------------
                       115     47   8,824   2,584   7,649   3,787
=================================================================
  *Includes wells that have been temporarily suspended. **Includes 1,322 gross and 524 net multiple completion wells.
***Phillips' total proportionate interest was less than one.


                                               Thousands of Acres
Acreage at December 31, 2001                   ------------------
                                                 Gross        Net
                                               ------------------
Developed
Alaska                                             767        356
Lower 48                                         2,896      1,891
-----------------------------------------------------------------
United States                                    3,663      2,247
Norway                                              45         16
United Kingdom                                     339         98
Africa                                              81         16
Other areas                                        293        101
-----------------------------------------------------------------
Total consolidated                               4,421      2,478
Equity affiliate                                   163         65
-----------------------------------------------------------------
                                                 4,584      2,543
=================================================================

Undeveloped
Alaska                                           2,342      1,324
Lower 48                                         1,674        919
-----------------------------------------------------------------
United States                                    4,016      2,243
Norway                                           2,202        490
United Kingdom                                   1,355        473
Africa*                                         25,689      9,237
Other areas                                     22,958     10,820
-----------------------------------------------------------------
Total consolidated                              56,220     23,263
Equity affiliate                                     -          -
-----------------------------------------------------------------
                                                56,220     23,263
=================================================================
*Includes two Somalia concessions where operations have been suspended by declarations of force majeure totaling 21,865 gross and 8,135 net acres.


o Costs Incurred

                                         Millions of Dollars
             ---------------------------------------------------------------------------
                            Consolidated Operations
             --------------------------------------------------------
                     Lower  Total                        Other           Equity Combined
             Alaska     48   U.S.  Norway  U.K.  Africa  Areas  Total Affiliate    Total
             ---------------------------------------------------------------------------
2001
Acquisition  $   17     37     54       -     -      99    129    282         -      282
Exploration      93     57    150      26    18      39    184    417         -      417
Development     610    312    922      94    75      50    354  1,495       420    1,915
----------------------------------------------------------------------------------------
             $  720    406  1,126     120    93     188    667  2,194       420    2,614
========================================================================================

2000
Acquisition  $5,787    151  5,938      36     -       -     38  6,012         3    6,015
Exploration      32     66     98      17    36      26    193    370         -      370
Development     422    218    640      71    50      35    199    995       135    1,130
----------------------------------------------------------------------------------------
             $6,241    435  6,676     124    86      61    430  7,377       138    7,515
========================================================================================

1999
Acquisition  $   12    144    156       -     -       -    360    516         -      516
Exploration       6     30     36      33    28      21    152    270         -      270
Development      10    157    167     165    80      23    173    608         -      608
----------------------------------------------------------------------------------------
             $   28    331    359     198   108      44    685  1,394         -    1,394
========================================================================================


o  Costs incurred include capitalized and expensed items.

o Acquisition costs include the costs of acquiring proved and unproved oil and gas properties. It included proved properties of $13 million, $87 million and $89 million in the Lower 48 for 2001, 2000 and 1999, respectively. The 2001 amount in Other Areas included $63 million for proved properties in the Timor Sea. The 2000 amount in Alaska included $5,125 million for proved properties. The 2000 amount in Other Areas included
   $33 million for proved properties in Canada. The 1999 amount in Other Areas included $191 million for proved properties in the Timor Sea.

o Exploration costs include geological and geophysical expenses, the cost of retaining undeveloped leaseholds, and exploratory drilling costs.

o Development costs include the cost of drilling and equipping development wells and building related production facilities for extracting, treating, gathering and storing petroleum liquids and natural gas.



o Capitalized Costs

At December 31                             Millions of Dollars
               ----------------------------------------------------------------------------
                              Consolidated Operations
               ---------------------------------------------------------
                       Lower  Total                        Other            Equity Combined
               Alaska     48   U.S.  Norway   U.K. Africa  Areas   Total Affiliate    Total
               ----------------------------------------------------------------------------
2001
Proved
  properties   $6,646  4,552 11,198   2,889  1,773    558  1,298  17,716       708   18,424
Unproved
  properties      772    181    953      40     41    104    667   1,805         -    1,805
-------------------------------------------------------------------------------------------
                7,418  4,733 12,151   2,929  1,814    662  1,965  19,521       708   20,229
Accumulated
  depreciation,
  depletion and
  amortization  1,097  3,238  4,335   1,529  1,161    305    314   7,644         4    7,648
-------------------------------------------------------------------------------------------
               $6,321  1,495  7,816   1,400    653    357  1,651  11,877       704   12,581
===========================================================================================

2000
Proved
  properties   $5,967  4,228 10,195   2,830  1,817    505    989  16,336       304   16,640
Unproved
  properties      734    180    914      40     71      1    540   1,566         -    1,566
-------------------------------------------------------------------------------------------
                6,701  4,408 11,109   2,870  1,888    506  1,529  17,902       304   18,206
Accumulated
  depreciation,
  depletion and
  amortization    642  3,070  3,712   1,455  1,180    282    366   6,995         1    6,996
-------------------------------------------------------------------------------------------
               $6,059  1,338  7,397   1,415    708    224  1,163  10,907       303   11,210
===========================================================================================


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



Discounted Future Net Cash Flows

                                                    Millions of Dollars
                        -----------------------------------------------------------------------------
                                       Consolidated Operations
                        ----------------------------------------------------------
                                 Lower  Total                        Other            Equity Combined
                         Alaska     48   U.S.  Norway   U.K. Africa  Areas   Total Affiliate    Total
                        -----------------------------------------------------------------------------
2001
Future cash inflows     $33,138  9,441 42,579  14,278  2,143  2,453  4,433  65,886    11,581   77,467
Less:
  Future production and
    transportation costs 20,541  4,241 24,782   2,117    357    583    895  28,734     3,483   32,217
  Future development
    costs                 3,071    530  3,601     627    248    161    927   5,564     1,282    6,846
  Future income tax
    provisions            1,797  1,253  3,050   8,762    389  1,187  1,417  14,805     2,133   16,938
-----------------------------------------------------------------------------------------------------
Future net cash flows     7,729  3,417 11,146   2,772  1,149    522  1,194  16,783     4,683   21,466
10 percent annual
  discount                3,297  1,821  5,118   1,247    360    259    804   7,788     3,687   11,475
-----------------------------------------------------------------------------------------------------
Discounted future
  net cash flows        $ 4,432  1,596  6,028   1,525    789    263    390*  8,995       996    9,991*
=====================================================================================================

2000
Future cash inflows     $39,554 29,027 68,581  16,002  3,012  2,699  5,630  95,924    14,812  110,736
Less:
  Future production and
    transportation costs 20,338  3,996 24,334   2,060    426    653    831  28,304     2,519   30,823
  Future development
    costs                 2,916    479  3,395     679    372     65    960   5,471     1,684    7,155
  Future income tax
    provisions            3,772  8,206 11,978  10,103    592  1,419  1,057  25,149     2,546   27,695
-----------------------------------------------------------------------------------------------------
Future net cash flows    12,528 16,346 28,874   3,160  1,622    562  2,782  37,000     8,063   45,063
10 percent annual
  discount                5,660  8,684 14,344   1,429    571    279  1,595  18,218     6,428   24,646
-----------------------------------------------------------------------------------------------------
Discounted future
  net cash flows        $ 6,868  7,662 14,530   1,731  1,051    283  1,187  18,782     1,635   20,417
=====================================================================================================

1999
Future cash inflows     $ 1,518  7,897  9,415  15,387  3,207  2,869  5,967  36,845         -   36,845
Less:
  Future production and
    transportation costs    339  3,322  3,661   2,723    488    530  1,283   8,685         -    8,685
  Future development
    costs                   210    445    655     772    491     91    990   2,999         -    2,999
  Future income tax
    provisions              334  1,084  1,418   8,949    572  1,701  1,166  13,806         -   13,806
-----------------------------------------------------------------------------------------------------
Future net cash flows       635  3,046  3,681   2,943  1,656    547  2,528  11,355         -   11,355
10 percent annual
  discount                  286  1,417  1,703   1,229    556    266  1,396   5,150         -    5,150
-----------------------------------------------------------------------------------------------------
Discounted future
  net cash flows        $   349  1,629  1,978   1,714  1,100    281  1,132   6,205         -    6,205
=====================================================================================================
*Includes $17 million attributable to a consolidated subsidiary in which there is a 13 percent minority interest.





Sources of Change in Discounted Future Net Cash Flows

                                                       Millions of Dollars
                              ---------------------------------------------------------------------
                              Consolidated Operations    Equity Affiliate             Total
                              -----------------------  --------------------  ----------------------
                                 2001    2000    1999    2001   2000   1999    2001    2000    1999
                              -----------------------  --------------------  ----------------------
Discounted future net cash
  flows at the beginning
  of the year                 $18,782   6,205   3,094   1,635      -      -  20,417   6,205   3,094
---------------------------------------------------------------------------------------------------
Changes during the year
  Revenues less production
    and transportation
    costs for the year         (4,283) (4,592) (1,725)     (6)     -      -  (4,289) (4,592) (1,725)
  Net change in prices, and
    production and
    transportation costs      (14,668) 10,396   8,316  (1,552)     -      - (16,220) 10,396   8,316
  Extensions, discoveries and
    improved recovery, less
    estimated future costs        757   1,817     734       -  2,402      -     757   4,219     734
  Development costs for the
    year                        1,495     995     608     420    135      -   1,915   1,130     608
  Changes in estimated
    future development costs   (1,011)   (775)   (376)    (17)  (135)     -  (1,028)   (910)   (376)
  Purchases of reserves in
    place, less estimated
    future costs                  130   8,168     633       -      -      -     130   8,168     633
  Sales of reserves in
    place, less estimated
    future costs                   (9) (1,037)   (509)      -      -      -      (9) (1,037)   (509)
  Revisions of previous
    quantity estimates*            15   1,750    (332)     38      -      -      53   1,750    (332)
  Accretion of discount         2,877   1,217     498     260      -      -   3,137   1,217     498
  Net change in income taxes    4,909  (5,360) (4,738)    218   (767)     -   5,127  (6,127) (4,738)
  Other                             1      (2)      2       -      -      -       1      (2)      2
---------------------------------------------------------------------------------------------------
Total changes                  (9,787) 12,577   3,111    (639) 1,635      - (10,426) 14,212   3,111
---------------------------------------------------------------------------------------------------
Discounted future net cash
  flows at year-end           $ 8,995  18,782   6,205     996  1,635      -   9,991  20,417   6,205
===================================================================================================
*Includes amounts resulting from changes in the timing of production.



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




Selected Quarterly Financial Data


                      Millions of Dollars                   Per Share of Common Stock
        -----------------------------------------------  ------------------------------
                                                          Income Before
                   Income Before                          Extraordinary
                   Income Taxes,  Income Before                Item and
                   Extraordinary  Extraordinary              Cumulative
                        Item and       Item and               Effect of
                      Cumulative     Cumulative               Change in
            Sales      Effect of      Effect of              Accounting
        and Other      Change in      Change in               Principle    Net Income
        Operating     Accounting     Accounting     Net  --------------  --------------
         Revenues*     Principle      Principle  Income  Basic  Diluted  Basic  Diluted
        -----------------------------------------------  -----  -------  -----  -------
2001
First**    $5,281          1,014            488     516   1.91     1.90   2.02     2.01
Second**    5,312          1,207            619     619   2.42     2.40   2.42     2.40
Third       6,148            721            374     364   1.35     1.34   1.31     1.30
Fourth      9,988            360            162     162    .42      .42    .42      .42
---------------------------------------------------------------------------------------

2000
First      $5,183            542            250     250    .99      .98    .99      .98
Second      5,806            888            442     442   1.74     1.73   1.74     1.73
Third       5,589            938            426     426   1.67     1.66   1.67     1.66
Fourth      6,112          1,401            744     744   2.91     2.88   2.91     2.88
---------------------------------------------------------------------------------------
 *Includes excise taxes on petroleum products sales, beginning third quarter 2001.
  Prior periods have been restated to conform.
**Restated to reflect a change in the company's method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-as-
  incurred method.



In the above table, amounts for net income include certain special items, as shown in the following table:

                                                 Special Items by Quarter
                                  -----------------------------------------------------
                                                    Millions of Dollars
                                  -----------------------------------------------------
                                     First        Second         Third        Fourth
                                  -----------   -----------   -----------   -----------
                                  2001   2000   2001   2000   2001   2000   2001   2000
                                  -----------   -----------   -----------   -----------
Property impairments               $ -      -    (23)     -      -    (93)    (2)    (2)
Net gain/(loss) on asset sales      (3)     7      6     (5)    13     19      -    143
Pending claims and settlements      (5)   (30)     2      6      5     (2)    23     10
Equity companies' special items     (5)     -     32      -    (34)    (2)   (60)   (96)
Extraordinary item                   -      -      -      -    (10)     -      -      -
Cumulative effect of accounting
  change                            28      -      -      -      -      -      -      -
Other items                         (1)     2      -      2     12     (1)   (26)   (12)
---------------------------------------------------------------------------------------
Total special items                $14    (21)    17      3    (14)   (79)   (65)    43
=======================================================================================


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the headings "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 6, 2002 (2002 Proxy Statement), is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on pages 34 through 36.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the 2002
Proxy Statement is incorporated herein by reference:

  General Information Relating to the Board of Directors
    o The Compensation Committee
  Compensation of Directors and Nominees
  Executive Compensation
  Options/SAR Grants in Last Fiscal Year
  Ten-Year Option/SAR Repricing
  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
    Year-End Option/SAR Value
  Long-Term Incentive Plan Awards in Last Fiscal Year
  Compensation Committee Report to Stockholders on Executive
    Compensation
  Performance Graph
  Termination of Employment and Change-in-Control Arrangements
  Pension Plan Table


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Security Ownership of Certain Beneficial
Owners," and "Security Ownership of Management" in the 2002 Proxy
Statement is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


---------------------------
*Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the 2002 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements and Financial Statement Schedules
         ------------------------------------------------------
         The financial statements and schedule listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 94 are filed as part of this annual report.

     2.  Exhibits
         --------
         The exhibits listed in the Index to Exhibits, which appears on pages 183 through 189, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 2001, the company filed the following Current Reports on Form 8-K:

     o Amendment No. 1, filed October 31, 2001, and Amendment No. 2, filed November 13, 2001, to the Current Report on Form 8-K filed September 28, 2001. These two amendments provided audited financial statements and pro forma financial information related to the Tosco Corporation acquisition.

     o The announcement of a planned merger of equals with Conoco Inc., filed November 19, 2001.

     o An amendment to the Phillips Petroleum Company Stock Plan for Non-Employee Directors, filed December 13, 2001.



                    PHILLIPS PETROLEUM COMPANY

                           (Consolidated)

           SCHEDULE II--VALUATION ACCOUNTS AND RESERVES


                                                    Millions of Dollars
                                  -----------------------------------------------------
                                                 Additions
                                    Balance  -----------------                  Balance
                                         at  Charged to                              at
Description                       January 1     Expense  Other  Deductions  December 31
---------------------------------------------------------------------------------------
                                                    (a)    (b)         (c)
2001
Deducted from asset accounts:
  Allowance for doubtful accounts
    and notes receivable               $ 18          13     18          16           33
  Deferred tax asset valuation
    allowance                           315          14    (47)         18          264
Included in other liabilities:
  Reserve for maintenance turnarounds    47           -      -          47(e)         -
---------------------------------------------------------------------------------------

2000
Deducted from asset accounts:
  Allowance for doubtful accounts
    and notes receivable               $ 19           8      -           9*          18
  Deferred tax asset valuation
    allowance                           328         (11)    (2)          -          315
Included in other liabilities:
  Reserve for maintenance turnarounds    88          52      -          93(d)        47
---------------------------------------------------------------------------------------

1999
Deducted from asset accounts:
  Allowance for doubtful accounts
    and notes receivable               $ 13          12      -           6           19
  Deferred tax asset valuation
    allowance                           327          (4)     5           -          328
Included in other liabilities:
  Reserve for maintenance turnarounds    87          52      -          51           88
---------------------------------------------------------------------------------------
*Includes $2 million transferred to joint-venture companies.


(a) Amounts charged to income less reversal of amounts previously charged to income.

(b) Represents acquisitions/dispositions and the effect of translating foreign financial statements.

(c) Amounts charged off less recoveries of amounts previously charged off.

(d) Includes $24 million transferred to an equity-affiliate company on July 1, 2000.

(e) Effective January 1, 2001, Phillips changed its method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-
    as-incurred method.


                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS

Exhibit
Number                         Description
-------                        -----------

  3(i)    Restated Certificate of Incorporation, as filed with
            the State of Delaware on July 17, 1989 (incorporated by reference to Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1995,
            File No. 1-720).

   (i)(1) Amendment to the Restated Certificate of Incorporation, as filed with the State of Delaware on April 26, 2001
            (incorporated by reference to Appendix D to Registration Statement on Form S-4, Registration
            Number 333-55932).

   (i)(2) Certificate of Designations of Series B Junior Participating Preferred Stock of Phillips Petroleum Company, as filed with the State of Delaware on July 12, 1999 (incorporated by reference to Exhibit
            3.1 to the Registration Statement on Form 8-A filed on July 12, 1999, File No. 1-720).

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

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 4(b) the 7.20% Notes due November 1, 2023; the 6.65% Notes due March 1, 2003; the 7.125% Debentures due
            March 15, 2028; the 6.65% Debentures due July 15, 2018; the 7% Debentures due 2029; the 6 3/8% Notes due 2009; the 8.5% Notes due 2005; and the 8.75% Notes due 2010 (incorporated by reference to Exhibit 4(b) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (c) Preferred Share Purchase Rights as described in the Rights Agreement dated as of August 1, 1999, between Phillips Petroleum Company and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed July 12, 1999, File
            No. 1-720), as amended by Amendment No. 1 to the Rights Agreement, dated as of November 18, 2001, between Phillips and Mellon Investor Services LLC (as successor to ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A/A filed November 19, 2001, File No. 1-720).

          The company incurred during 2001 certain long-term debt not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the U.S. Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.

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

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(b)    Contribution Agreement, dated as of December 16, 1999,
            by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed December 22, 1999, File
            No. 1-720).

   (c) Governance Agreement, dated as of December 16, 1999, by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed December 22, 1999, File
            No. 1-720).

   (d) Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC, dated as of March 31, 2000, by and between Phillips Gas Company and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed April 13, 2000, File
            No. 1-720).

   (e) Parent Company Agreement, dated as of March 31, 2000, by and among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC, and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed April 13, 2000, File No. 1-720).

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

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(g)    Amended and Restated Limited Liability Company
            Agreement of Chevron Phillips Chemical Company LLC, dated as of July 1, 2000, by and between Phillips Petroleum Company, Chevron Corporation, Chevron U.S.A. Inc., Chevron Overseas Petroleum Inc., Chevron Pipe Line Company, Drilling Specialties Co.,
            WesTTex 66 Pipeline Co., and Phillips Petroleum International Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 14, 2000, File No. 1-720).

   (h)    Master Purchase and Sale Agreement dated as of
            March 15, 2000, as amended as of April 6, 2000, among Atlantic Richfield Company, CH-Twenty, Inc., BP Amoco p.l.c. and Phillips Petroleum Company (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, filed April 18, 2000, File No. 1-720).

   (i) Agreement and Plan of Merger, dated as of February 4, 2001, by and among Phillips Petroleum Company, Ping Acquisition Corp. and Tosco Corporation (incorporated by reference to Appendix A to the Registration Statement on Form S-4, Registration No. 333-55932).

   (j) Agreement and Plan of Merger dated as of November 18, 2001, by and among Phillips Petroleum Company, CorvettePorsche Corp., Porsche Merger Corp., Covette Merger Corp., and Conoco Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, as amended, Registration
            No. 333-74798).

Management Contracts and Compensatory Plans or Arrangements

   (k)    1986 Stock Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(d) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

                   PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(l)    1990 Stock Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(e) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (m)    Annual Incentive Compensation Plan of Phillips
            Petroleum Company (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (n)    Incentive Compensation Plan of Phillips Petroleum
            Company (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended
            December 31, 1999, File No. 1-720).

   (o) Principal Corporate Officers Supplemental Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-720).

   (p) Phillips Petroleum Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-720).

   (q)    Key Employee Deferred Compensation Plan of Phillips
            Petroleum Company.

   (r) Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

   (s)    Omnibus Securities Plan of Phillips Petroleum Company
            (incorporated by reference to Exhibit 10(l) to Annual
            Report on Form 10-K for the year ended December 31, 1997, File No. 1-720).

                    PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(t)    Deferred Compensation Plan for Non-Employee Directors
            of Phillips Petroleum Company.

   (u) Key Employee Missed Credited Service Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-720).

   (v)    Phillips Petroleum Company Stock Plan for Non-Employee
            Directors.

   (w)    Key Employee Supplemental Retirement Plan of Phillips
            Petroleum Company.

   (x)    Defined Contribution Makeup Plan of Phillips Petroleum
            Company (incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K for the year ended
            December 31, 2000, File No. 1-720).

   (y)    Phillips Petroleum Company Executive Severance Plan
            (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1999, File No. 1-720).

   (z) 2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Appendix B to Phillips Petroleum Company's Definitive Proxy Statement on Schedule 14A filed on March 29, 2001, File No. 1-720).

10(aa)    Employment Agreement, dated as of November 18, 2001,
            by and among CorvettePorsche Corp., Phillips
            Petroleum Company, and J. J. Mulva (incorporated by reference to Exhibit 10.1 to Form S-4 Registration Statement, as amended, Registration Number 333-74798).

 12       Computation of Ratio of Earnings to Fixed Charges.

 21       List of Subsidiaries of Phillips Petroleum Company.

 23       Consent of Independent Auditors.

                    PHILLIPS PETROLEUM COMPANY

                       INDEX TO EXHIBITS
                          (Continued)

Exhibit
Number                         Description
-------                        -----------

 99(a)    Form 11-K, Annual Report, of the Thrift Plan of
            Phillips Petroleum Company for the fiscal year ended
            December 31, 2001 (to be filed by amendment pursuant to Rule 15d-21).

   (b)    Form 11-K, Annual Report, of the Long-Term Stock
            Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2001 (to be filed by amendment pursuant to Rule 15d-21).

   (c)    Form 11-K, Annual Report, of the Retirement Savings
            Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2001 (to be filed by amendment pursuant to Rule 15d-21).

   (d)    Form 11-K, Annual Report, of the Tosco Corporation
            Capital Accumulation Plan for the fiscal year ended
            December 31, 2001 (to be filed by amendment pursuant to Rule 15d-21).

   (e)    Form 11-K, Annual Report, of the Tosco Corporation
            Store Savings Plan for the fiscal year ended
            December 31, 2001 (to be filed by amendment pursuant to Rule 15d-21).


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

                                 PHILLIPS PETROLEUM COMPANY


                                    /s/ J. J. Mulva
March 15, 2002               ----------------------------------
                                        J. J. Mulva
                             Chairman of the Board of Directors
                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on March 15, 2002.


        Signature                            Title


    /s/ J. J. Mulva
---------------------------    Chairman of the Board of Directors
        J. J. Mulva               and Chief Executive Officer
                                 (Principal executive officer)


   /s/ John A. Carrig
---------------------------         Senior Vice President and
       John A. Carrig                Chief Financial Officer
                                  (Principal financial officer)


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


   /s/ David L. Boren
---------------------------                 Director
       David L. Boren


/s/ Robert E. Chappell, Jr.
---------------------------                 Director
    Robert E. Chappell, Jr.


  /s/ Robert M. Devlin
---------------------------                 Director
      Robert M. Devlin


  /s/ Larry D. Horner
---------------------------                 Director
      Larry D. Horner


 /s/ J. Stapleton Roy
---------------------------                 Director
     J. Stapleton Roy


/s/ Victoria J. Tschinkel
---------------------------                 Director
    Victoria J. Tschinkel