Form 10-Q
period 2002-03-31
PHILLIPS PETROLEUM CO
filed 2002-05-14
CIK 78214

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


   (Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     March 31, 2002
                                  ---------------------------
                             OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                  ------------    -----------

   Commission file number           1-720
                          -----------------------------------


                 PHILLIPS PETROLEUM COMPANY
   (Exact name of registrant as specified in its charter)


              Delaware                     73-0400345
   -------------------------------      ------------------
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

               Yes   X       No
                  -------      -------

The registrant had 382,815,471 shares of common stock, $1.25 par value, outstanding at April 30, 2002.

                  PART I. FINANCIAL INFORMATION


----------------------------------------------------------------------
Consolidated Statement of Operations        Phillips Petroleum Company


                                                   Millions of Dollars
                                                   -------------------
                                                   Three Months Ended
                                                        March 31
                                                   -------------------
                                                     2002         2001
                                                   -------------------
Revenues
Sales and other operating revenues*                $9,372        5,281
Equity in earnings of affiliated companies             20           27
Other revenues                                          6            9
----------------------------------------------------------------------
    Total Revenues                                  9,398        5,317
----------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products                    6,031        2,509
Production and operating expenses                     921          599
Exploration expenses                                  163           67
Selling, general and administrative expenses          472          135
Depreciation, depletion and amortization              415          322
Property impairments                                   10            -
Taxes other than income taxes*                      1,215          567
Accretion on discounted liabilities                     5            -
Interest expense                                      107           84
Foreign currency transaction losses                     1            7
Preferred dividend requirements of capital trusts      13           13
----------------------------------------------------------------------
    Total Costs and Expenses                        9,353        4,303
----------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle             45        1,014
Provision for income taxes                            147          526
----------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of Change
  in Accounting Principle                            (102)         488
Cumulative effect of change in accounting
  principle                                             -           28
----------------------------------------------------------------------
Net Income (Loss)                                  $ (102)         516
======================================================================

Net Income (Loss) Per Share of Common Stock
Basic
  Before cumulative effect of change in
    accounting principle                           $ (.27)        1.91
  Cumulative effect of change in accounting
    principle                                           -          .11
----------------------------------------------------------------------
Net Income (Loss)                                  $ (.27)        2.02
======================================================================
Diluted
  Before cumulative effect of change in
    accounting principle                           $ (.27)        1.90
  Cumulative effect of change in accounting
    principle                                           -          .11
----------------------------------------------------------------------
Net Income (Loss)                                  $ (.27)        2.01
======================================================================

Dividends Paid                                     $  .36          .34
----------------------------------------------------------------------

Average Common Shares Outstanding (in thousands)
  Basic                                           382,337      255,556
  Diluted                                         382,337      257,161
----------------------------------------------------------------------
*Includes excise taxes on petroleum
  products sales                                  $ 1,048          413
See Notes to Financial Statements.

----------------------------------------------------------------------
Consolidated Balance Sheet                  Phillips Petroleum Company


                                                 Millions of Dollars
                                                ----------------------
                                                March 31   December 31
                                                    2002          2001
                                                ----------------------
Assets
Cash and cash equivalents                        $   170           142
Accounts and notes receivable (less
  allowances of $32 million in 2002
  and $33 million in 2001)                         1,607         1,189
Accounts and notes receivable--related parties        89           105
Inventories                                        2,519         2,618
Deferred income taxes                                 34            47
Prepaid expenses and other current assets            210           262
----------------------------------------------------------------------
    Total Current Assets                           4,629         4,363
Investments and long-term receivables              3,351         3,317
Properties, plants and equipment (net)            23,868        23,796
Goodwill                                           2,343         2,281
Intangibles                                        1,317         1,313
Deferred income taxes                                 15             9
Deferred charges                                     148           138
----------------------------------------------------------------------
Total                                            $35,671        35,217
======================================================================

Liabilities
Accounts payable                                 $ 2,906         2,669
Accounts payable--related parties                     94            91
Notes payable and long-term debt due
  within one year                                    481            44
Accrued income and other taxes                     1,127           941
Other accruals                                       650           797
----------------------------------------------------------------------
    Total Current Liabilities                      5,258         4,542
Long-term debt                                     8,421         8,645
Accrued dismantlement, removal and
  environmental costs                              1,209         1,142
Deferred income taxes                              3,920         4,015
Employee benefit obligations                         998           953
Other liabilities and deferred credits             1,104           930
----------------------------------------------------------------------
Total Liabilities                                 20,910        20,227
----------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities of
  Phillips 66 Capital Trusts I and II                650           650
----------------------------------------------------------------------

Common Stockholders' Equity
Common stock--1,000,000,000 shares
  authorized at $1.25 par value
    Issued (2002 and 2001--430,439,743 shares)
      Par value                                      538           538
      Capital in excess of par                     9,109         9,069
    Treasury stock (at cost:
      2002--20,243,430 shares;
      2001--20,725,114 shares)                    (1,018)       (1,038)
    Compensation and Benefits Trust (CBT)
      (at cost: 2002 and 2001--27,556,573 shares)   (934)         (934)
Accumulated other comprehensive loss                (283)         (255)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                   (232)         (237)
Retained earnings                                  6,931         7,197
----------------------------------------------------------------------
Total Common Stockholders' Equity                 14,111        14,340
----------------------------------------------------------------------
Total                                            $35,671        35,217
======================================================================
See Notes to Financial Statements.

----------------------------------------------------------------------
Consolidated Statement of Cash Flows        Phillips Petroleum Company


                                                   Millions of Dollars
                                                   -------------------
                                                   Three Months Ended
                                                         March 31
                                                   -------------------
                                                    2002          2001
                                                   -------------------
Cash Flows from Operating Activities
Net income (loss)                                  $(102)          516
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                                 415           322
      Property impairments                            10             -
      Dry hole costs and leasehold impairment        109            17
      Accretion on discounted liabilities              5             -
      Deferred taxes                                 (77)          119
      Cumulative effect of accounting change           -           (28)
      Other                                          138           (19)
    Working capital adjustments*
      Decrease in aggregate balance of
        accounts receivable sold                    (102)            -
      Decrease (increase) in other
        accounts and notes receivable               (305)          417
      Decrease (increase) in inventories              99          (174)
      Decrease in prepaid expenses and
        other current assets                          51            10
      Increase (decrease) in accounts payable        239           (88)
      Increase in taxes and other accruals            99           163
----------------------------------------------------------------------
Net Cash Provided by Operating Activities            579         1,255
----------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisitions, net of cash acquired                     -            (5)
Capital expenditures and investments,
  including dry hole costs                          (657)         (656)
Proceeds from asset dispositions                      45            12
Long-term advances to affiliates and
  other investments                                  (12)          (17)
----------------------------------------------------------------------
Net Cash Used for Investing Activities              (624)         (666)
----------------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                     243             -
Repayment of debt                                    (39)         (496)
Issuance of company common stock                      25             4
Dividends paid on common stock                      (138)          (87)
Other                                                (18)          (16)
----------------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                          73          (595)
----------------------------------------------------------------------

Net Change in Cash and Cash Equivalents               28            (6)
Cash and cash equivalents at beginning of period     142           149
----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period       $   170           143
======================================================================
*Net of acquisition and disposition of businesses.
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements          Phillips Petroleum Company


Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which Phillips Petroleum Company (hereinafter referred to as "Phillips" or the "company") considers necessary for a fair presentation of the consolidated financial position of the company and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

In the third quarter of 2001, Phillips changed its method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-as-incurred method to reflect the impact of turnarounds in the periods that they occur. Also, the company began including excise taxes on the sale of petroleum products in operating revenues, with the corresponding expense included in taxes other than income taxes. Both changes were effective January 1, 2001, so the financial information relating to the first quarter of 2001 has been restated to reflect both changes.


Note 2--Acquisition of Tosco Corporation

On September 14, 2001, Phillips closed on the $7 billion acquisition of Tosco Corporation (Tosco). Tosco's operating results have been included in Phillips' consolidated financial statements since that date. The transaction was accounted for using the purchase method of accounting. The allocation of the purchase price to specific assets and liabilities is based, in part, upon an outside appraisal of Tosco's long-lived assets. The allocation is still preliminary at this time. The company expects the outside appraisal of the long-lived assets and the determination of the fair value of all other Tosco assets and liabilities to be completed later in 2002. Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

Pursuant to the terms of the Tosco merger agreement, the company converted outstanding Tosco Long-Term Incentive Plan performance units into equivalent Phillips performance units and will continue the program over their remaining terms. At March 31,

2002, there were 2.4 million units outstanding, held by six former senior executives of Tosco, none of whom are now employees of Phillips. These units represent three separate grants that expire 0.5 million on June 30, 2003, 0.5 million on March 31, 2004, and 1.4 million on January 4, 2006. Cash payouts occur on the anniversary dates of the grants if Phillips' 15-day rolling average stock price during the preceding 365 days, on a maximum look-back basis, exceeds a stipulated strike price. If a payout occurs, the payout price becomes the strike price for future measurement dates. Between the acquisition of Tosco on September 14, 2001, and March 31, 2002, the strike price was $62.92 per unit and no payouts were required. The units are considered to be derivative financial instruments tied to Phillips' stock price and will be marked-to-market each reporting period. Any resulting gains or losses from these mark-to-market adjustments will be reported in "Other revenues" in the consolidated statement of operations and discussed as part of Corporate in Management's Discussion and Analysis. The company estimated the fair value of these units to be $70 million at both September 14, 2001, and March 31, 2002. This amount has been recorded in "Other liabilities and deferred credits" in the consolidated balance sheet at March 31, 2002, with an offsetting increase in goodwill.

In addition to the above Tosco Long-Term Incentive Plan adjustment, other adjustments to the preliminary purchase price allocation were made during the first quarter of 2002, primarily to pre-acquisition contingent liabilities, which increased goodwill by $51 million. Deferred tax liabilities were reduced by $48 million related to the other adjustments to the preliminary purchase price allocation, which had the effect of reducing goodwill by the same amount. Also, tax benefits accruing to the company from the exercise of stock options by former Tosco employees reduced goodwill by $11 million during the first quarter of 2002.

The company has tentatively allocated $1,251 million to identifiable intangible assets, which consist primarily of marketing trade names ($655 million) and refinery air emission and operating permits ($562 million). The preliminary appraisal methodology used to value refinery air emission permits is presently under review and, depending on the outcome of that review, could result in a re-allocation of purchase price between identifiable intangible assets and goodwill. Of the $1,251 million, $1,240 million has been preliminarily allocated to intangible assets not subject to amortization, while
$11 million has been preliminarily allocated to intangible assets with a weighted-average amortization period of seven years.

The company has not yet determined the assignment of Tosco goodwill to specific reporting units, as defined by Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets." Currently, all Tosco goodwill is being reported as part of the Refining, Marketing and Transportation (RM&T) reporting segment. Of the $2,328 million of goodwill associated with this acquisition, a significant portion, $1,707 million, was attributable to deferred tax liabilities, which are required to be recorded on an undiscounted basis.
This goodwill is expected to be allocated to reporting units based on the sources of the book-tax differences that give rise to the deferred tax liabilities and is not deductible for tax purposes. The remaining $621 million of true goodwill will ultimately be assigned to those reporting units that benefit from the synergies and strategic advantages of the merger.


Note 3--Inventories

Inventories consisted of the following:

                                             Millions of Dollars
                                            ---------------------
                                            March 31  December 31
                                                2002         2001
                                            ---------------------

Crude oil and petroleum products              $2,143        2,241
Merchandise                                      148          144
Materials, supplies and other                    228          233
-----------------------------------------------------------------
                                              $2,519        2,618
=================================================================


Included were inventories valued on a LIFO basis totaling
$2,101 million and $2,194 million at March 31, 2002, and December 31, 2001, respectively. The excess of current replacement cost over LIFO cost of inventories amounted to $568 million and $2 million at March 31, 2002, and December 31,
2001, respectively.


Note 4--Summarized Financial Data of Significant Equity
          Affiliates

Duke Energy Field Services, LLC

Phillips owns 30.3 percent of Duke Energy Field Services,
LLC (DEFS). Phillips' consolidated results of operations include its 30.3 percent share of DEFS' earnings, which are recorded in a single line item on the statement of operations: "Equity in earnings of affiliated companies," and are included in Phillips' Gas Gathering, Processing, and Marketing (GPM) segment. Included in the GPM segment's operating results in the first three months of both 2002 and 2001 were after-tax benefits of $9 million representing the amortization of the $814 million basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. This difference is being amortized over 15 years, consistent with the remaining estimated useful lives of the properties, plants and equipment contributed to DEFS.

Summarized financial information for DEFS (100 percent) follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                2002         2001
                                              -------------------

Revenues                                      $1,554        3,380
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle                           (15)         143
Net income (loss)                                (17)         142
-----------------------------------------------------------------


Phillips and Duke Energy Corporation are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, not included in income taxes in Phillips' consolidated financial statements.


Chevron Phillips Chemical Company LLC

Phillips and ChevronTexaco Corporation each own 50 percent of the voting and economic interests in Chevron Phillips Chemical Company LLC (CPChem). Phillips' consolidated results of operations include its 50 percent share of CPChem's earnings, which are recorded in a single line item on the statement of operations: "Equity in earnings of affiliated companies," and are included in Phillips' Chemicals segment. Also included in the first three months of both 2002 and 2001 operating results were after-tax reductions of $1 million for the amortization of the $116 million basis difference between the book value of Phillips' contribution to CPChem and its 50 percent interest in the equity of CPChem. This basis difference is being amortized over 20 years, the remaining estimated useful life of the properties, plants and equipment contributed.

In May 2002, CPChem's Board of Directors authorized the issuance of $250 million of Preferred LLC Interests. Phillips has agreed to the material terms under which it will purchase 50 percent, or $125 million, of these securities. Preferred distributions will be payable quarterly from cash earnings of CPChem. It is expected that the securities will be issued in the second quarter of 2002.

Summarized financial information for CPChem (100 percent) follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                2002         2001
                                              -------------------

Revenues                                      $1,160        1,854
Loss before income taxes                         (21)        (117)
Net loss                                         (22)        (118)
-----------------------------------------------------------------


Phillips and ChevronTexaco are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by CPChem is reported in equity in earnings, not included in income taxes in Phillips' consolidated financial statements.


Note 5--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                             Millions of Dollars
                                            ---------------------
                                            March 31  December 31
                                                2002         2001
                                            ---------------------

Properties, plants and equipment (at cost)   $35,297       35,429
Less accumulated depreciation, depletion
  and amortization                            11,429       11,633
-----------------------------------------------------------------
                                             $23,868       23,796
=================================================================


Note 6--Impairments

In the first quarter of 2002, the company entered into an agreement to sell its 24.4 percent interest in the Janice field in block 30/17a in the U.K. North Sea. As a result, a property impairment of $10 million before tax, $7 million after tax, was recorded by the Exploration and Production (E&P) segment in the first quarter. At March 31, 2002, the carrying value of the Janice field was $26 million. The Janice field contributed net income of $3.2 million in the first quarter of 2002. The sale is expected to close in the second quarter of 2002.

Exploration expenses in the first quarter of 2002 included
$77 million for the partial impairment of the company's investment in deepwater block 34, offshore Angola. Initial results released in early May 2002 indicated that the first exploratory well drilled in block 34 was a dry hole, resulting in Phillips' re-assessment of the fair value of the remainder of the block. Since the majority of the drilling costs were incurred in April 2002, the dry hole costs will be recorded by the company in the second quarter of 2002, and are estimated to be approximately $5 million net to Phillips.


Note 7--Debt

At March 31, 2002, Phillips had two bank credit facilities in place, totaling $3 billion, available for use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities included a $1.5 billion revolving facility expiring in October 2006, and a $1.5 billion 364-day credit agreement, which expires October 16, 2002. At March 31, 2002, the company had no debt outstanding under these credit facilities, but had $1,323 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair value.

On April 12, 2002, the company announced that it plans to redeem its $250 million 8.86% Notes due May 15, 2022, on May 15, 2002, at 104.43 percent.


Note 8--Company-Obligated Mandatorily Redeemable Preferred
          Securities of Phillips 66 Capital Trusts

On April 29, 2002, the company announced that it plans to redeem all all of its outstanding 8.24% Junior Subordinated Deferrable
Interest Debentures due 2036 held by the Phillips 66 Capital I statutory business trust on May 31, 2002. This will trigger the redemption of $300 million of 8.24% Trust Originated Preferred Securities at par value, $25 per share.

Note 9--Comprehensive Income (Loss)

Phillips' comprehensive income (loss) for the three-month periods ended March 31 was as follows:

                                              Millions of Dollars
                                              -------------------
                                               2002          2001
                                              -------------------

Net income (loss)                             $(102)          516
After-tax changes in:
  Foreign currency translation adjustments       (1)          (22)
  Unrealized loss on securities                   -            (2)
  Equity affiliates
    Foreign currency translation                 (4)            1
    Derivatives related                         (23)            2
-----------------------------------------------------------------
Comprehensive income (loss)                   $(130)          495
=================================================================


Accumulated other comprehensive loss in the equity section of the balance sheet included:

                                             Millions of Dollars
                                            ---------------------
                                            March 31  December 31
                                                2002         2001
                                            ---------------------

Minimum pension liability adjustment           $(143)        (143)
Foreign currency translation adjustments         (85)         (84)
Unrealized gain on securities                      4            4
Deferred net hedging loss                         (4)          (4)
Equity affiliates
  Foreign currency translation                   (43)         (39)
  Derivatives related                            (12)          11
-----------------------------------------------------------------
                                               $(283)        (255)
=================================================================


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

As part of Tosco's acquisition of Unocal's West Coast petroleum refining, marketing, and related supply and transportation assets in March 1997, Tosco agreed to pay the first $7 million per year of any environmental remediation liabilities at the acquired sites arising out of, or relating to, the period prior to the transaction's closing, plus 40 percent of any amount in excess of $7 million per year, with Unocal paying the remaining 60 percent per year. The indemnification agreement with Unocal has a 25-year term from inception, and, at March 31, 2002, had a maximum cap of $140 million of environmental remediation costs that Phillips has to fund over the remainder of the agreement period. This maximum has been adjusted for amounts paid through March 31, 2002.

The company is currently participating in environmental assessments and cleanup under these laws at federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis (except, if assumed in a purchase business combination, such costs are recorded on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At March 31, 2002, contingent liability accruals of $10 million had been made for the company's PRP sites, and $3 million for other environmental contingent liabilities. Accrued environmental liabilities will be paid over periods extending as far as 30 years in the future.

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


Note 11--Income Taxes

The company's effective tax rates for the three-month periods ended March 31, 2002 and 2001, were 327 percent and 52 percent, respectively. The increase in the effective tax rate for the first three months of 2002 reflects a higher proportion of income in higher-tax-rate jurisdictions, due in part to losses in lower-tax-rate jurisdictions worldwide.


Note 12--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income
(loss):

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2002           2001
                                              -------------------
After-Tax
E&P                                           $  2              2
RM&T                                             3              3
Chemicals                                        -              -
Corporate and Other                             (4)           (12)
-----------------------------------------------------------------
Total                                            1             (7)
=================================================================

Before-Tax
E&P                                              -              2
RM&T                                             3              2
Chemicals                                        -              -
Corporate and Other                             (4)           (11)
-----------------------------------------------------------------
Total                                         $ (1)            (7)
=================================================================

Note 13--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for the three-month periods ended March 31 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              2002           2001
                                              -------------------
Non-Cash Investing and Financing Activities
Investment in properties, plants and
  equipment of Alaska businesses
  through the assumption of net non-cash
  liabilities of these businesses             $  -            107
Investment in equity affiliate through
  direct guarantee of debt                      13             13
Company stock issued under compensation
  and benefit plans                              7             10
Change in fair value of securities               3            (13)
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $ 64             35
  Taxes and other                                5              7
-----------------------------------------------------------------
                                              $ 69             42
=================================================================
Income taxes                                  $ 40            131
-----------------------------------------------------------------


Note 14--Sales of Receivables

At March 31, 2002, Phillips had sold certain credit card and trade receivables under revolving sales agreements with four unrelated bank-sponsored entities. These agreements provide for Phillips to sell up to $1.2 billion of senior, undivided interests in pools of the credit card or trade receivables to the bank-sponsored entities. Phillips retained interests in the pools of receivables, which are subordinate to the interests sold to the bank-sponsored entities. At March 31, 2002, and December 31, 2001, respectively, Phillips' retained interests were $478 million and $450 million, reported on the balance sheet in accounts and notes receivable.

Total cash flows received from and paid to the bank-sponsored entities in the first three months of 2002 and 2001 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                 2002        2001
                                              -------------------

Receivables sold at beginning of year         $   940         500
New receivables sold                            6,578       1,605
Cash collections remitted                      (6,680)     (1,605)
-----------------------------------------------------------------
Receivables sold at March 31                  $   838         500
=================================================================
Discounts and other fees paid on
  revolving balances                          $     4           6
-----------------------------------------------------------------


Note 15--Related Party Transactions

Significant transactions with related parties were:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2002           2001
                                              -------------------

Operating revenues (a)                        $155            303
Purchases (b)                                  157            328
Operating expenses (c)                          35             79
Selling, general and
  administrative expenses (d)                   45             15
Interest expense (e)                             2              2
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

(d) Phillips charges both DEFS and CPChem for corporate services provided to the two equity companies under transition service agreements. Phillips pays fees to its pipeline equity companies for transporting finished products. Phillips pays common facility fees to its affiliates.

(e) Phillips pays interest to Merey Sweeny, L.P. for a loan related to improvements at the Sweeny refinery.

Elimination of the company's equity percentage share of profit or loss on the above transactions was not material.


Note 16--Segment Disclosures and Related Information

Phillips has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At March 31, 2002, E&P was producing in the United States; the Norwegian and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea; and offshore Australia and China.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes natural gas produced by Phillips and others. Since March 31, 2000, Phillips' GPM segment has consisted primarily of its 30.3 percent equity investment in DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. The company has 10 U.S. refineries and one in Ireland. Phillips markets petroleum products nationwide. On September 14, 2001, Phillips acquired Tosco Corporation, significantly increasing the RM&T segment's assets and operations.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. Since
     July 1, 2000, Phillips' Chemicals segment has consisted primarily of its 50 percent equity investment in CPChem.

Corporate and Other includes general corporate overhead; all interest revenue and expense; preferred dividend requirements of capital trusts; certain eliminations; and various other corporate activities, such as a captive insurance subsidiary and tax items not directly attributable to the operating segments. Corporate assets include all cash and cash equivalents and the company's owned office buildings and research and development facilities in Bartlesville, Oklahoma.

The company evaluates performance and allocates resources based on, among other items, net income. Intersegment sales are recorded at prices that approximate market value. There have been no material changes in the basis of segmentation or in the basis of measurement of segment net income since the 2001 annual report.


Analysis of Results by Operating Segment

                                                      Millions of Dollars
                                   ---------------------------------------------------------
                                          Operating Segments
                                   --------------------------------  Corporate
                                       E&P   GPM    RM&T  Chemicals  and Other  Consolidated
                                   ---------------------------------------------------------
Three Months Ended March 31, 2002
Sales and Other Operating Revenues
  External customers               $ 1,293     -   8,074          3          2         9,372
  Intersegment (eliminations)          221     -       2          -       (223)            -
--------------------------------------------------------------------------------------------
    Segment sales                  $ 1,514     -   8,076          3       (221)        9,372
============================================================================================

Net income (loss)                  $   142     5     (89)       (11)      (149)         (102)
============================================================================================

Three Months Ended March 31, 2001
Sales and Other Operating Revenues
  External customers               $ 2,308     -   2,972          -          1         5,281
  Intersegment (eliminations)          140     -       2          -       (142)            -
--------------------------------------------------------------------------------------------
    Segment sales                  $ 2,448     -   2,974          -       (141)        5,281
============================================================================================

Net income (loss)                  $   581    35      72*       (44)      (128)          516
============================================================================================

Total Assets
  At March 31, 2002                $14,954   149  17,647      1,931        990        35,671
--------------------------------------------------------------------------------------------
  At December 31, 2001             $14,796   178  17,138      1,934      1,171        35,217
--------------------------------------------------------------------------------------------
*Includes a favorable $28 million cumulative effect of accounting change.



Note 17--Goodwill and Other Intangible Assets

The company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Almost all of the company's recorded goodwill and other intangible assets resulted from the acquisition of Tosco in September 2001. The Tosco transaction was subject to the provisions of Statement No. 142 in 2001 under the special transitional effective dates of the Statement. See Note 2--Acquisition of Tosco Corporation for additional information about the Tosco acquisition, including the preliminary purchase price allocation, goodwill, and other categories of intangible assets.

Other than the goodwill related to Tosco, the company had only $16 million of recorded goodwill, which related to the acquisition of Petroz NL in early 2001, of which $1 million was amortized to expense during 2001. Under Statement No. 142, the Petroz goodwill amortization ceased on January 1, 2002. There are no indications that the Petroz goodwill is impaired. In accordance with the transition provisions of FASB Statement
No. 142, the company plans to conduct initial impairment tests of goodwill during the second quarter of this year.

Other than assets related to Tosco, the company has no recorded intangible assets with indefinite useful lives.
Adoption of Statement No. 142 did not result in any adjustments of estimated useful lives for other intangible assets that are being amortized, the aggregate value of which is immaterial.


Note 18--Merger with Conoco Inc.

On November 18, 2001, Phillips and Conoco Inc. (Conoco) announced that their Boards of Directors had unanimously approved a merger and that the companies had signed a definitive merger agreement to form a new company, ConocoPhillips. On March 12, 2002, stockholders of both companies approved the merger at special stockholder meetings. At inception, Phillips stockholders will own approximately 57 percent of the new company and Conoco stockholders will own approximately
43 percent.

The merger is conditioned upon, among other things, customary regulatory clearances. Phillips and Conoco continue to work closely with the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice in their review of previously filed notification and report form documentary materials and additional requested information. Senior management team members of the new company have been named, to be effective upon completion of the merger. Teams with representatives from both companies continue to plan for an efficient transition after the merger closes, which is expected to be in the second half of 2002.

-----------------------------------------------------------------
Management's Discussion and            Phillips Petroleum Company
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 42.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 2002, is based on a comparison with the corresponding period in 2001.


Consolidated Results

A summary of the company's net income (loss) by business segment follows:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                2002         2001
                                              -------------------

Exploration and Production (E&P)              $  142          581
Gas Gathering, Processing and Marketing (GPM)      5           35
Refining, Marketing and Transportation (RM&T)    (89)          72*
Chemicals                                        (11)         (44)
Corporate and Other                             (149)        (128)
-----------------------------------------------------------------
Net income (loss)                             $ (102)         516
=================================================================
*Includes a favorable $28 million cumulative effect of accounting change.

Net income is affected by transactions, defined by Management and termed "special items," which are not representative of the company's ongoing operations. These special items can obscure the underlying operating results for a period and affect comparability of operating results between periods. The following table summarizes the gains (losses), on an after-tax basis, from special items included in the company's net income:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2002           2001
                                              -------------------

Impairments*                                  $(84)             -
Net loss on asset sales                          -             (3)
Pending claims and settlements                 (13)            (5)
Equity companies' special items                  2             (5)
Cumulative effect of accounting change           -             28
Other items                                      -             (1)
-----------------------------------------------------------------
Total special items                           $(95)            14
=================================================================
*See Note 6--Impairments in the Notes to Financial Statements for additional information.


Excluding the special items listed above, the company's net operating income (loss) by business segment was:

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                               2002          2001
                                              -------------------

E&P                                           $ 223           585
GPM                                               5            35
RM&T                                            (88)           46
Chemicals                                        (8)          (39)
Corporate and Other                            (139)         (125)
-----------------------------------------------------------------
Net operating income (loss)                   $  (7)          502
=================================================================


Phillips' net loss in the first quarter of 2002 was $102 million, compared with net income of $516 million in the first quarter of 2001. Special items increased the net loss by $95 million in the first quarter of 2002 and increased net income $14 million in the first quarter of 2001. After excluding special items, the net operating loss in the first quarter of 2002 was $7 million, compared with net operating income of $502 million in the first quarter of 2001.

The largest decline in earnings was incurred in the E&P segment, where the company's average worldwide crude oil price decreased 25 percent and its average U.S. Lower 48 natural gas price declined 69 percent. RM&T's results were negatively impacted by extremely low refining and marketing margins during the first quarter of 2002, while GPM's average natural gas liquids price decreased 49 percent. Although results improved, the Chemicals segment continued to be hampered by low margins and weak demand.


Analysis of Statement of Operations

On September 14, 2001, Phillips closed on the $7 billion acquisition of Tosco Corporation (Tosco). This transaction significantly increased operating revenues, purchase costs, operating expenses and other income statement line items. See
Note 2--Acquisition of Tosco Corporation in the Notes to Financial Statements for additional information.

Sales and other operating revenues increased 77 percent in the first quarter of 2002, primarily as a result of the Tosco acquisition. The impact of the acquisition was partially offset by lower revenues from oil and natural gas sales due to lower product prices.

Equity in earnings of affiliated companies decreased 26 percent in the first quarter of 2002. While net losses from Chevron Phillips Chemical Company LLC were lower, earnings from Duke Energy Field Services, LLC declined on lower natural gas liquids prices. Equity earnings from Merey Sweeny, L.P. also decreased in the quarter due to lower crude oil heavy-light differentials and volumes processed. Other revenues decreased 33 percent in the first quarter of 2002 on lower insurance dividends.

The Tosco acquisition was the primary reason behind a 140 percent increase in purchase costs in the first quarter of 2002.
Partially offsetting the acquisition impact were lower crude oil and natural gas prices, which lowered purchase costs for these products.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the general administrative, geological, geophysical and lease rentals component (G&G) of exploration expenses. Controllable costs, adjusted to exclude G&G, increased 90 percent in the first quarter of 2002, primarily the result of the Tosco acquisition. This was partially offset by lower fuel and utility costs at the company's Sweeny and Borger, Texas, refineries due to lower natural gas prices. Controllable costs in the E&P segment were about the same as in the first quarter of 2001.

Exploration expenses increased 143 percent in the first quarter of 2002, primarily due to a $77 million leasehold impairment of deepwater block 34, offshore Angola. The increase also reflects higher dry hole and G&G costs.

Depreciation, depletion and amortization (DD&A) increased
29 percent in the first quarter of 2002, primarily as a result of the Tosco acquisition, as well as higher DD&A from the company's Alaska E&P operations. A $10 million property impairment was recorded on the Janice field in the U.K. North Sea in the first quarter of 2002. See Note 6--Impairments in the Notes to Financial Statements for additional information.

Taxes other than income taxes increased 114 percent in the first quarter of 2002, reflecting the impact of the Tosco acquisition and the corresponding increase in petroleum product sales, as well as increased property and payroll taxes. These items were partially offset by a decrease in production taxes resulting from lower crude oil and natural gas prices.

The company added a new line item to its statement of operations in 2001 to disclose the accretion of discounted environmental liabilities acquired in acquisitions. The $5 million accretion in the first quarter of 2002 is related to environmental obligations acquired in the ARCO Alaska and Tosco acquisitions.

Interest expense increased 27 percent in the first quarter of 2002, primarily as a result of higher debt levels after the Tosco acquisition, as well as lower amounts of interest being capitalized.

Foreign currency losses of $1 million were incurred in the first quarter of 2002, compared with losses of $7 million in the corresponding quarter of 2001. Preferred dividend requirements were unchanged from the prior-year quarter.

Segment Results

E&P
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                2002         2001
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Results
Net income                                    $  142          581
Less special items                               (81)          (4)
-----------------------------------------------------------------
Net operating income                          $  223          585
=================================================================

                                                Dollars Per Unit
                                              -------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska                                  $18.72        25.95
      Lower 48                                 18.86        27.10
      Total                                    18.73        26.06
    Foreign                                    20.86        25.43
    Total consolidated                         19.41        25.84
    Equity affiliate in Venezuela              13.94            -
    Worldwide                                  19.35        25.84
Natural gas--lease (per
  thousand cubic feet)
    United States
      Alaska                                    2.13         1.79
      Lower 48                                  1.99         6.41
      Total                                     1.99         6.10
    Foreign                                     2.41         2.83
    Worldwide                                   2.15         4.90
-----------------------------------------------------------------

                                              Millions of Dollars
                                              -------------------
Worldwide Exploration
  Expenses
General administrative; geological
  and geophysical; and lease rentals          $   54           50
Leasehold impairment                              93           11
Dry holes                                         16            6
-----------------------------------------------------------------
                                              $  163           67
=================================================================

                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                2002         2001
                                               ------------------
                                                  Thousands of
                                                  Barrels Daily
                                               ------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                                       353          349
    Lower 48                                      33           33
-----------------------------------------------------------------
                                                 386          382
  Norway                                         118          122
  United Kingdom                                  17           20
  Nigeria                                         27           30
  China                                           13           13
  Timor Sea                                        4            8
  Canada                                           1            1
  Denmark*                                         -            4
  Venezuela*                                       -            3
-----------------------------------------------------------------
  Total consolidated                             566          583
  Equity affiliate in Venezuela                    6            -
-----------------------------------------------------------------
                                                 572          583
=================================================================
*Producing properties in these countries were sold during 2001.

Natural gas liquids produced
  United States
    Alaska*                                       27           27
    Lower 48                                       1            1
-----------------------------------------------------------------
                                                  28           28
  Norway                                           5            5
  Other areas                                      4            4
-----------------------------------------------------------------
                                                  37           37
=================================================================
*Includes 15,000 and 16,000 barrels per day in the first quarters of 2002 and 2001, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production.

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Natural gas produced*
  United States
    Alaska                                       168          182
    Lower 48                                     734          721
-----------------------------------------------------------------
                                                 902          903
  Norway                                         135          138
  United Kingdom                                 173          202
  Canada                                          19           22
  Nigeria                                         37           43
  Australia                                       83           40
-----------------------------------------------------------------
                                               1,349        1,348
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales                      117          116
-----------------------------------------------------------------

Net operating income from Phillips' E&P segment decreased
62 percent in the first quarter of 2002. The decline reflects a 25 percent decrease in Phillips' average worldwide crude oil price and a 69 percent decrease in its average U.S. Lower 48 natural gas price.


U.S. E&P
--------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                               2002          2001
                                              -------------------
Operating Results
Net income                                    $ 158           472
Less special items                                -            (2)
-----------------------------------------------------------------
Net operating income                          $ 158           474
=================================================================

Alaska                                        $ 125           245
Lower 48                                         33           229
-----------------------------------------------------------------
                                              $ 158           474
=================================================================


Net operating income from the company's U.S. E&P operations decreased 67 percent in the first quarter of 2002, primarily the result of lower crude oil and natural gas prices, partially offset by lower production taxes. Phillips' average U.S. Lower 48 natural gas sales price declined 69 percent in the first quarter, compared with the historically high prices experienced in the first quarter of 2001. The average U.S. crude oil price, while lower than the corresponding quarter of the prior year, was only slightly lower than the average price of the fourth quarter of 2001. U.S. crude oil and natural gas production levels in the first quarter of 2002 were about the same as the first quarter of 2001.

There were no special items in the first quarter of 2002, while the first quarter of 2001 included a net loss on the disposition of assets.

Foreign E&P
-----------
                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              2002           2001
                                              -------------------
Operating Results
Net income (loss)                             $(16)           109
Less special items                             (81)            (2)
-----------------------------------------------------------------
Net operating income                          $ 65            111
=================================================================


Net operating income from the company's foreign E&P operations declined 41 percent in the first quarter of 2002, primarily as a result of lower crude oil production and prices, along with higher exploration expenses.

Foreign crude oil production decreased 7 percent in the first quarter of 2002, as new heavy-oil production from the company's equity affiliate in Venezuela was more than offset by the impact of asset sales, normal field declines and production quotas. Lower natural gas production in the U.K. North Sea was offset by increased production offshore Australia.

Special items in the first quarter of 2002 included a $77 million leasehold impairment of deepwater block 34, offshore Angola. The initial exploratory well in this block was unsuccessful, and the drilling costs, the majority of which were incurred in April, will be charged to dry hole expense in the second quarter of 2002. Special items in the first quarter of 2002 also included an impairment of the Janice field in the U.K. North Sea in connection with its planned sale, partially offset by a deferred tax benefit associated with the sale. See Note 6--Impairments in the Notes to Financial Statements for additional information on these impairments. Special items in the first quarter of 2001 consisted of a net loss on asset dispositions.

GPM
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                                2002         2001
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Results
Net income                                    $    5           35
Less special items                                 -            -
-----------------------------------------------------------------
Net operating income                          $    5           35
=================================================================

                                              Dollars Per Barrel
                                              -------------------
Average Sales Prices
U.S. natural gas liquids*                     $12.83        25.38
-----------------------------------------------------------------

                                                  Millions of
                                                Cubic Feet Daily
                                              -------------------
Operating Statistics**
Raw gas throughput                             2,242        2,273
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------

Natural gas liquids  production                  118          112
-----------------------------------------------------------------
 *Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural gas liquids component and location mix.
**Volumes represent Phillips' 30.3 percent of DEFS' throughput and production.


The GPM segment consists primarily of the company's 30.3 percent interest in Duke Energy Field Services, LLC (DEFS). Net operating income from the GPM segment decreased 86 percent in the first quarter of 2002, reflecting a sharp drop in natural gas liquids sales prices, partially offset by increased natural gas liquids production.

Included in the GPM segment's earnings in both the first quarter of 2002 and 2001 was a benefit of $9 million, representing the amortization of the basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS.

There were no special items in the first quarter of 2002 or 2001.

RM&T
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                2002         2001
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Results
Net income (loss)                             $  (89)          72
Less special items                                (1)          26
-----------------------------------------------------------------
Net operating income (loss)                   $  (88)          46
=================================================================

                                              Dollars Per Gallon
                                              -------------------
Average Sales Prices
Automotive gasoline
  Wholesale                                   $  .67          .89
  Retail                                         .81         1.02
Distillates                                      .59          .84
-----------------------------------------------------------------

                                                 Thousands of
                                                 Barrels Daily
                                              -------------------
U.S. Operating Statistics
Refining operations
  United States
    Rated crude oil capacity                   1,681          368
    Crude oil runs                             1,438          346
    Capacity utilization (percent)                86           94
    Refinery and natural gas
      liquids production                       1,662          503
  Foreign
    Rated crude oil capacity                      75            -
    Crude oil runs                                64            -
    Capacity utilization (percent)                85            -
    Refinery production                           62            -
-----------------------------------------------------------------

Petroleum products outside sales
  United States
    Automotive gasoline
      Branded                                    644          242
      Unbranded and spot                         393           59
    Aviation fuels                                23           43
    Distillates
      Wholesale and retail                       116          106
      Spot                                       436           29
    Natural gas liquids                          140          101
    Other products                               363           52
-----------------------------------------------------------------
                                               2,115          632
  Foreign                                         43            -
-----------------------------------------------------------------
                                               2,158          632
=================================================================

The RM&T segment incurred a net operating loss of $88 million in the first quarter of 2002, compared with net operating income of $46 million in the first quarter of 2001. The results reflect extremely difficult market conditions in the refining and marketing business, brought about by a decline in petroleum products demand as a result of unseasonably warm weather in the northeast United States and the continued weak economic environment. Refining margins in the first quarter of 2002 were well below average margins for the past 10 years, with Phillips' average crack spread down 62 percent from the first quarter of 2001.

As a result of low refining margins, Phillips continued production reductions instituted late in the fourth quarter of 2001. This, along with two major scheduled maintenance turnarounds, resulted in a crude oil capacity utilization rate of 86 percent for the quarter, compared with 94 percent in the first quarter of 2001. Turnaround maintenance costs impacted first quarter 2002 results by approximately $45 million after-tax.

Special items in the first quarter of 2002 consisted of work force reduction charges, while special items in the first quarter of 2001 consisted of a favorable $28 million cumulative effect of an accounting change and a property impairment recorded by an equity-affiliate pipeline company.

Chemicals
                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               2002          2001
                                              -------------------
                                              Millions of Dollars
                                              -------------------
Operating Results
Net loss                                      $ (11)          (44)
Less special items                               (3)           (5)
-----------------------------------------------------------------
Net operating loss                            $  (8)          (39)
=================================================================

                                              Millions of Pounds
                                              -------------------
Operating Statistics
Production*
  Ethylene                                      805           828
  Polyethylene**                                525           479
  Styrene                                       203           109
  Normal alpha olefins                          158           130
-----------------------------------------------------------------
 *Phillips' 50 percent share of Chevron Phillips Chemical Company
  LLC.
**Domestic production only.


The company's Chemicals segment consists primarily of its 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem). The Chemicals segment incurred a net operating loss of $8 million in the first quarter of 2002, compared with a net operating loss of $39 million in the first quarter of 2001. Global chemical demand remained depressed in the first quarter of 2002, resulting in production cutbacks and low margins across most product lines. The chemicals industry is experiencing excess capacity for many products and industry operating rates remained reduced. In response to these conditions, CPChem shut down several facilities in late 2001 and in the first quarter of 2002. Even with the resulting lower capacity levels, the quarterly capacity utilization rates for CPChem's two largest product lines, ethylene and domestic polyethylene, were still low, at 86 percent and 92 percent, respectively.

Special items in the first quarter of 2002 consisted of contingency accruals and severance charges, partly offset by the partial reversal of a previous inventory lower-of-cost-or-market writedown. Special items in the first quarter of 2001 were contingency related.

Corporate and Other

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                               2002          2001
                                              -------------------
Operating Results
Corporate and Other                           $(149)         (128)
Less special items                              (10)           (3)
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(139)         (125)
=================================================================


Adjusted Corporate and Other includes:

Net interest                                  $ (78)          (68)
Corporate general and
  administrative expenses                       (47)          (31)
Preferred dividend requirements                  (8)          (10)
Other                                            (6)          (16)
-----------------------------------------------------------------
Adjusted Corporate and Other                  $(139)         (125)
=================================================================


Net interest represents interest expense, net of interest income and capitalized interest. Net interest costs increased
15 percent in the first quarter of 2002, primarily as a result of higher debt levels after the Tosco acquisition, as well as lower amounts of interest being capitalized.

Corporate general and administrative expenses increased
52 percent in the first quarter of 2002, reflecting higher benefit-related expenses, including the effects of the vesting acceleration of certain stock compensation resulting from the shareholder approval of the proposed merger with Conoco.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II.

The category "Other" consists primarily of a captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were improved in the first quarter of 2002, primarily due to lower foreign currency losses compared with the first quarter of 2001.

Special items in the first quarter of 2002 consisted of contingency accruals and external transition costs related to the proposed merger with Conoco. Special items in the first quarter of 2001 consisted of an environmental accrual.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                  -------------------------------
                                        At           At        At
                                  March 31  December 31  March 31
                                      2002         2001      2001
                                  -------------------------------

Current ratio                           .9          1.0        .7
Total debt repayment obligations
  due within one year                  481           44       262
Total debt                         $ 8,902        8,689     6,405
Company-obligated mandatorily
  redeemable preferred securities  $   650          650       650
Common stockholders' equity        $14,111       14,340     6,496
Percent of total debt to capital*       38%          37        47
Percent of floating-rate debt
  to total debt                         22%          20        11
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


During the first three months of 2002, funds of $579 million were provided by operating activities, a decrease of $676 million from the same period of 2001, primarily the result of a $541 million decrease in net income due to lower prices and margins.
Commodity price changes also affected non-cash working capital items, including receivables, payables, and inventories, which contributed to the decrease in cash from operating activities. Reduced levels of revolving sales of accounts receivable under the company's receivables sales programs decreased cash from operations $102 million. The company used the cash provided by operations and borrowings to pay dividends and fund $657 million of its 2002 capital program. Cash and cash equivalents increased $28 million since December 31, 2001.

During the first quarter of 2002, Merey Sweeny L.P. (MSLP), the limited partnership which owns and operates the coker facilities located at Phillips' Sweeny Complex, issued $25 million of tax-exempt bonds due 2022. This issuance, combined with similar bonds issued by MSLP in 1998, 2000, and 2001 bring the total outstanding to $100 million. As a result of the company's support as a primary obligor of a 50 percent share of MSLP financings, equal to its partnership interest, $50 million and $38 million of long-term debt is included in Phillips' balance sheet at March 31, 2002, and December 31, 2001, respectively.

Phillips' debt-to-capital ratio was 38 percent at March 31, 2002, up slightly from December 31, 2001, but improved significantly from 47 percent at March 31, 2001, primarily as a result of the company's issuing 124.1 million shares of common stock in the acquisition of Tosco Corporation (Tosco).

In April 2002, the company announced plans to redeem its $250 million 8.86% Notes due May 15, 2022, on May 15, 2002, at
104.43 percent. Phillips also plans to redeem all of its outstanding 8.24% Junior Subordinated Deferrable Interest Debentures due 2036 held by the Phillips 66 Capital I statutory business trust on May 31, 2002. This will trigger the redemption of $300 million of 8.24% Trust Originated Preferred Securities at par value, $25 per share. Phillips plans to fund both redemptions by issuing commercial paper. Together, these redemptions are estimated to reduce pretax costs by approximately $30 million per year. "Notes payable and debt due within one year" increased significantly due to the company's intent to redeem the above debt and preferred securities, and to the increased issuance of commercial paper supported by the company's 364-day credit facility.

To meet its liquidity requirements, including funding its capital program, paying dividends and repaying debt, the company looks to a variety of funding sources, primarily cash generated from operating activities. Over the next two years, however, the company anticipates also raising funds from the sale of approximately $1 billion of assets from its RM&T segment.

While the stability of the company's cash flows from operating activities benefits from geographic diversity and the offsetting effects of upstream and downstream integration, the company's operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and downstream margins, as well as periodic cash needs to fund tax payments and crude oil, natural gas and petroleum products purchases. The company's primary swing funding source for short-term working capital needs is a $3 billion commercial paper program.

At March 31, 2002, Phillips had two revolving bank credit facilities: a five-year credit agreement providing for commitments not to exceed $1.5 billion; and a $1.5 billion 364-day credit agreement, which expires October 16, 2002. The $3 billion of credit facilities are available either as direct bank borrowings or as support for the issuance of commercial paper. At March 31, 2002, Phillips had $1,323 million of commercial paper outstanding supported by the credit facilities, compared with $1,081 million outstanding at December 31, 2001, while Phillips' Norwegian subsidiary had no debt outstanding on its two $300 million revolving credit facilities that expire in June 2004.

At March 31, 2002, Phillips had $3.5 billion of various types of debt and equity securities, and securities convertible into either, available to issue and sell, under a universal shelf registration that was filed with the U.S. Securities and Exchange Commission.

In addition to the bank credit facilities, Phillips sells certain credit card and trade receivables under revolving sales agreements with four unrelated bank-sponsored entities. These agreements provide for Phillips to sell up to $1.2 billion of senior, undivided interests in pools of the credit card or trade receivables to the bank-sponsored entities. At March 31, 2002, and December 31, 2001, the company had sold undivided interests of $838 million and $940 million, respectively. Phillips retained interests in the pools of receivables, which are subordinate to the interests sold to the bank-sponsored entities. At March 31, 2002, and December 31, 2001, Phillips' retained interests were $478 million and $450 million, respectively, reported on the balance sheet in accounts and notes receivable.

On April 16, 2002, Tosco, the seller, and the sponsoring bank agreed to terminate an agreement that provided for the sale of $100 million of Tosco credit card receivables. The company plans to replace its existing receivables facilities with a new
$1.1 billion receivables facility during the second quarter of 2002.

The company leases ocean transport vessels, tank railcars, corporate aircraft, service stations, computers, office buildings and other facilities and equipment. Phillips has $200 million of master leasing arrangements, under which it leases and supervises the construction of retail marketing outlets. At March 31, 2002, approximately $158 million had been utilized under these arrangements.

Capital Expenditures and Investments

                                        Millions of Dollars
                                  -------------------------------
                                               Three Months Ended
                                                    March 31
                                  Estimated    ------------------
                                       2002      2002        2001
                                  ---------    ------------------
E&P
  Alaska                             $  807       205         248
  Lower 48                              314        64          65
  Foreign                             1,483       248         279
-----------------------------------------------------------------
                                      2,604       517         592
GPM                                       -         -           -
RM&T                                    839       116          49
Chemicals                                 -        10           -
Corporate and Other                      64        14          15
-----------------------------------------------------------------
                                     $3,507       657         656
=================================================================
United States                        $1,994       405         377
Foreign                               1,513       252         279
-----------------------------------------------------------------
                                     $3,507       657         656
=================================================================


During April 2002, the Polar Resolution, the second of five double-hulled Endeavour Class tankers which Phillips is having built for use in transporting Alaska crude oil to the U.S. West Coast, commenced sea trials. The vessel is expected to enter service during the third quarter of 2002. The third tanker, the Polar Discovery, was christened on April 13, 2002, and is expected to enter service in 2003. Phillips expects to add a new Endeavour Class tanker to its fleet each year through 2005, resulting in a safer, more cost-effective fleet.

Drilling and testing of appraisal wells by Phillips and its co-venturers in the Kashagan structure on the Kazakhstan shelf in the north Caspian Sea continued during the first quarter of 2002. Drilling on the second and third of five planned appraisal wells is in progress. Phillips' current ownership interest in this project is 7.14 percent. Pre-emptive rights to purchase the interests of other co-venturers have been exercised, increasing the company's ownership to 8.33 percent when the purchase is completed, expected later in the second quarter of 2002.

In the U.K. sector of the North Sea, Phillips' Jade field began production in late February 2002. Development drilling on the second production well continues, expected to begin producing during the second quarter of 2002. Phillips is the operator and holds a 32.5 percent interest in Jade.

In the first quarter of 2002, Phillips continued pursuing the goal of increasing its presence in high-potential deepwater areas. Phillips was the high bidder in the Central Gulf of Mexico sale for the Lorien prospect located in Green Canyon block 199. The company was officially awarded the block during the second quarter of 2002. In early May 2002, initial results showed that the first exploratory well drilled in block 34, offshore Angola, was a dry hole. In view of this information, the company re-assessed the fair value of the remainder of the block and determined that the company's investment in the block needed to be impaired by $77 million, both before- and after-tax. Further technical analysis of the results of this first well continues and the second of three commitment wells in this block is scheduled for drilling later in 2002.

As a result of the current uncertain economic environment, the company is reviewing its budgeted capital expenditures for 2002, for possible reduction later in the year if the economic environment does not improve.


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

On June 23, 1999, a flash fire occurred in a reactor vessel at the K-Resin styrene-butadiene copolymer (SBC) plant at the Houston Chemical Complex. Two individuals employed by a subcontractor, Zachry Construction Corporation (Zachry), were killed and other workers were injured. Ten lawsuits were filed in Texas in connection with the incident, including two actions for wrongful death. All of the significant litigation arising from this incident has now been resolved.

On March 27, 2000, an explosion and fire occurred at Phillips' K-Resin SBC plant at the Houston Chemical Complex due to the overpressurization of an out-of-service butadiene storage tank. One employee was killed and several individuals, including employees of both Phillips and its contractors, were injured.

Additionally, individuals who were allegedly in the area of the Houston Chemical Complex at the time of the incident have claimed they suffered various personal injuries due to exposure to the event. The wrongful death claim and the claims of the most seriously injured workers have been resolved. Currently, there are 14 lawsuits pending on behalf of 188 primary plaintiffs. A trial is scheduled for the fall of 2002. Under the indemnification provisions of subcontracting agreements with Zachry and Brock Maintenance, Inc., Phillips has sought indemnification from these subcontractors with respect to claims made by their employees. The Contribution Agreement, pursuant to which CPChem was formed, does not require CPChem to indemnify Phillips for liability arising out of this litigation.


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

These acts, along with their associated regulations, set limits on emissions and, in the case of discharges to water, establish water quality limits. They also, in most cases, require permits in association with new or modified operations. These permits can require an applicant to obtain substantial information in connection with the application process, which can be expensive and time-consuming. In addition, there can be delays associated with notice and comment periods and the agency's processing of the application. Many of the delays associated with the permitting process are beyond the control of the applicant.

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

The EPA has also promulgated specific rules governing the sulfur content of gasoline, known generically as the "Tier II Sulfur Rules," which become applicable to Phillips' gasoline production as early as 2004. The company is implementing a compliance strategy for meeting the requirements, including the use of Phillips' proprietary technology known as S Zorb Sulfur Removal Technology (S Zorb). Phillips expects to use a combination of technologies to achieve compliance with the rules. Phillips has made preliminary estimates of its cost of compliance with this rule and will include these costs in future budgeting for refinery compliance. The EPA has also promulgated sulfur content rules for highway diesel fuel that become applicable in 2006. Phillips is currently developing and testing an S Zorb system for removing sulfur from diesel fuel. It is anticipated that S Zorb will be used as part of Phillips' strategy for complying with these rules. Because the company is still evaluating and developing capital strategies for compliance with the rule, Phillips cannot provide precise estimates for compliance at this time, but will do so and report these compliance costs as required by law.

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

At year-end 2001, Phillips reported 29 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP) under the federal Superfund law. Since then, one of these PRP sites has been resolved and no new sites were added. Of the 28 sites remaining at March 31, 2002, the company believes it has a legal defense or its records indicate no involvement for six sites. At 15 other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. Of the remaining sites, the company has provided for any probable costs that can be reasonably estimated. At a number of sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Experience has shown, however, that the mere passage of time is no guarantee that the site will never become active or that the company's connection to the site will not be established.

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

At March 31, 2002, contingent liability accruals of $10 million had been made for the company's PRP sites, and $3 million for other environmental contingent liabilities. In addition, the company had accrued $522 million for other planned remediation activities, including resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, for total environmental accruals of $535 million, compared with $539 million at December 31, 2001. No one site exceeds 10 percent of the total.

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

OUTLOOK

On November 18, 2001, Phillips and Conoco announced that their Boards of Directors had unanimously approved a merger and that a definitive merger agreement to form a new company, ConocoPhillips, had been signed. On March 12, 2002, stockholders of both companies approved the merger at special stockholder meetings. At inception, Phillips stockholders will own approximately 57 percent of the new company and Conoco stockholders will own approximately 43 percent. The transaction is expected to be completed in the second half of 2002.

Effective January 1, 2002, the Norwegian authorities implemented a production curtailment on the Norwegian Continental shelf to support the efforts of major oil exporting countries to stabilize crude prices. Phillips has incurred only minimal impacts to its Norway production volumes during 2002 as a result of these curtailments--less than 1 percent, compared with budgeted volumes, and no significant changes are expected during the second quarter of the year. In Nigeria, curtailment of oil production from the company's joint-venture operations is expected for the remainder of 2002, in support of major oil exporting country curtailment recommendations. The exact future impact of this curtailment is uncertain. The company expects its second-quarter 2002 production to be lower than the first quarter, averaging approximately 800,000 barrels-of-oil-equivalent per day, due to normal seasonal declines in Alaska.

In March 2002, the Norwegian government approved, in a parliamentary bill, the company's plan for in-place disposal of the Ekofisk I concrete tank in a cleaned condition. Removal of other Ekofisk structures, according to the recommended cessation plan, had been previously approved in December 2001. All removal and cleaning activity is expected to be completed by 2013.

During the second quarter of 2002, CPChem, the 50 percent-owned joint-venture which comprises Phillips' chemicals segment, plans to issue $250 million of Preferred LLC Interests. Phillips has agreed to the material terms under which it will purchase
50 percent of these securities for $125 million.

On April 17, 2002, the U.K. government announced proposed changes, as part of its 2002 budget, to corporate taxation methods specifically impacting the oil and gas industry and production from the U.K. sector of the North Sea. A
10 percent supplementary charge to corporation taxes will be assessed on profits, partially offset by the elimination of royalties and an increase in first-year deduction allowances for capital investments. The proposed changes are subject to public and industry review and comment, but it is anticipated that the changes will be implemented during 2002. If the proposed changes become law, Phillips estimates a one-time deferred tax charge of approximately $25 million at implementation, with an ongoing increase in U.K. taxes of $5 million to $10 million annually.

Crude oil and natural gas prices are subject to external factors over which the company has no control, such as global economic conditions, demand growth, inventory levels, weather, competing fuel prices and availability of supply. Unusually warm winter weather depressed petroleum and natural gas demand, and thus prices, in January and February of 2002. Evidence of emerging strength in the U.S. economy improved demand expectations for the remainder of 2002 by early March. As crude oil prices began to recover, major exporting nations elected to extend their export restraints into the second quarter, in an attempt to avoid oversupplying the market during the historically weakest demand season of the year. Escalating tensions in the Middle East put further upward pressure on prices at the end of the first quarter.

Refining margins are subject to the price of crude oil and other feedstocks, and the price of petroleum products, which are subject to market factors over which the company has no control, such as the U.S. economy; seasonal factors that affect demand, such as the summer driving months; and the levels of refining output, including refining capacity relative to demand. Warm winter weather and anticipation of slow economic growth dampened refined product prices relatively more than crude oil prices in early 2002, resulting in historically low refining margins. Improving economic indicators reversed the market perception toward the end of the first quarter, and refining margins began to improve. Energy demand growth is expected to continue as the U.S. economy recovers, which should support improved petroleum product prices and refining margins. However, the political crises in the Middle East could drive oil prices up relative to U.S. petroleum product prices, which could lead to a tightening of refining margins.


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

The following are identified as important risk factors, but not all of the risk factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

o Plans for the further implementation of Management's announced strategy for certain of its business segments are subject to: the completion of the announced merger with Conoco; receipt of any approvals or clearances that may be required from domestic and foreign government authorities; required disposition of assets, if any, to meet regulatory requirements; successful integration of Conoco businesses, assets, operations and personnel with those of the company; continued successful integration of the recently acquired Tosco assets; the successful development and operation of the company's current E&P projects, and the achievement of production estimates; the achievement of cost savings and synergies that are dependent on the integration of personnel, business systems and operations from the Conoco merger and the Tosco acquisition; the operation and financing of the DEFS and CPChem joint ventures; and the demand and prices for the products produced by DEFS and CPChem.

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

o Plans for the modernization, the debottlenecking or other improvement projects at its refineries, including the installation and operation of its proprietary sulfur removal technology implementation, and the timing of production from such plants are subject to: approval from the company's and/or subsidiaries' Boards of Directors; obtaining loans and/or project financing; the issuance by foreign, federal, state, and municipal governments, or agencies thereof, of timely building, environmental and other permits; and the availability of specialized contractors, work force and equipment. Production and delivery of the company's products are subject to: domestic and worldwide prices and demand for refined products; availability of raw materials; and the availability of transportation for products in the form of pipelines, railcars, trucks or ships.

o The ability to meet liquidity requirements, including the funding of the company's capital program from borrowings, asset sales, and operations, is subject to: the negotiation and execution of various bank, project and public financings and related financing documents, the market for any such debt, and interest rates on the debt; the identification of buyers and the negotiation and execution of instruments of sale for any assets that may be identified for sale; changes in the commodity prices of the company's basic products of oil, natural gas and natural gas liquids, over which Phillips may have little or no control; its ability to operate refineries and exploration and production operations consistently and safely, with no major disruption in production or transportation of products from such operations; the successful and profitable operations of its chemicals and mid-stream joint ventures; and the effect of foreign and domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

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

                   PART II.  OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held a special stockholders meeting on March 12, 2002. The proposal considered and the voting results were as follows:

  A company proposal to adopt the Agreement and Plan of Merger dated as of November 18, 2001, by and among Phillips Petroleum Company and Conoco Inc., a Delaware corporation, ConocoPhillips, a Delaware corporation, which we refer to as New Parent, C Merger Corp., a Delaware corporation and a wholly owned subsidiary of New
  Parent, and P Merger Corp., a Delaware corporation and a wholly owned subsidiary of New Parent.

                         For         317,436,274
                     Against          10,001,985
                 Abstentions             915,338
                   Not Voted          82,089,146


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12     Computation of Ratio of Earnings to Fixed Charges.


Reports on Form 8-K
-------------------

During the three months ended March 31, 2002, the company filed three reports on Form 8-K.

The first report was filed February 25, 2002, to report in Item 5 the company's 2001 reserve production replacement and finding and development costs.

The second report was filed February 26, 2002, to report in
Item 5 that the company and Conoco Inc. had named the initial members of the ConocoPhillips management team that will take office after the completion of the merger.

The third report was filed March 12, 2002, to report in Item 5 that the company's stockholders had voted to approve the proposed merger between Phillips and Conoco Inc. at a special meeting held on March 12, 2002.

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

May 13, 2002