Form 10-K/A
period 2001-12-31
PHILLIPS PETROLEUM CO
filed 2002-06-24
CIK 78214

FORM 10-K/A


                        Amendment No. 1


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 2001
                         ----------------------------------------

                               OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                                --------------    ---------------
Commission file number              1-720
                        -----------------------------------------


                    Phillips Petroleum Company
	(Exact name of registrant as specified in its charter)


            Delaware                              73-0400345
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


         Phillips Building, Bartlesville, Oklahoma 74004
	(Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code: 918-661-6600



                    Filing Additional Exhibits

Item 14. Exhibits

The registrant is filing with this Amendment No. 1 Annual Reports on Form 11-K for the Thrift Plan of Phillips Petroleum Company, the Long-Term Stock Savings Plan of Phillips Petroleum Company, the Retirement Savings Plan of Phillips Petroleum Company, the Tosco Corporation Capital Accumulation Plan, and the Tosco Corporation Store Savings Plan.

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

   (q)    Key Employee Deferred Compensation Plan of Phillips
            Petroleum Company.*

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

                    PHILLIPS PETROLEUM COMPANY

                         INDEX TO EXHIBITS
                            (Continued)

Exhibit
Number                      Description
-------                     -----------

 10(t)    Deferred Compensation Plan for Non-Employee Directors
            of Phillips Petroleum Company.*

   (u) Key Employee Missed Credited Service Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-720).

   (v)    Phillips Petroleum Company Stock Plan for Non-Employee
            Directors.*

   (w)    Key Employee Supplemental Retirement Plan of Phillips
            Petroleum Company.*

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

 10(aa)   Employment Agreement, dated as of November 18, 2001,
            by and among CorvettePorsche Corp., Phillips
            Petroleum Company, and J. J. Mulva (incorporated by reference to Exhibit 10.1 to Form S-4 Registration Statement, as amended, Registration No. 333-74798).

 12       Computation of Ratio of Earnings to Fixed Charges.*

 21       List of Subsidiaries of Phillips Petroleum Company.*

 23       Consent of Independent Auditors.*

                    PHILLIPS PETROLEUM COMPANY

                         INDEX TO EXHIBITS
                            (Continued)

Exhibit
Number                      Description
-------                     -----------

 99(a)    Form 11-K, Annual Report, of the Thrift Plan of
            Phillips Petroleum Company for the fiscal year ended
            December 31, 2001.

   (b)    Form 11-K, Annual Report, of the Long-Term Stock
            Savings Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2001.

   (c)    Form 11-K, Annual Report, of the Retirement Savings
            Plan of Phillips Petroleum Company for the fiscal year ended December 31, 2001.

   (d)    Form 11-K, Annual Report, of the Tosco Corporation
            Capital Accumulation Plan for the fiscal year ended
            December 31, 2001.

   (e)    Form 11-K, Annual Report, of the Tosco Corporation
            Store Savings Plan for the fiscal year ended
            December 31, 2001.


*Filed with the original Annual Report on Form 10-K for the year ended December 31, 2001.


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

June 19, 2002