Form 10-Q
period 2002-06-30
PHILLIPS PETROLEUM CO
filed 2002-08-12
CIK 78214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         ---------------
                            FORM 10-Q


(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2002
                               ----------------------------------

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

The registrant had 383,314,042 shares of common stock, $1.25 par value, outstanding at July 31, 2002.

                      PART I. FINANCIAL INFORMATION


-----------------------------------------------------------------------------
Consolidated Statement of Income                   Phillips Petroleum Company

                                                   Millions of Dollars
                                             --------------------------------
                                               Three Months       Six Months
                                                  Ended             Ended
                                                 June 30           June 30
                                             --------------------------------
                                                2002    2001     2002    2001
                                             --------------------------------
Revenues
Sales and other operating revenues*          $11,558   5,312   20,930  10,593
Equity in earnings of affiliated companies        29      94       49     121
Other revenues                                    27      22       33      31
-----------------------------------------------------------------------------
    Total Revenues                            11,614   5,428   21,012  10,745
-----------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products               7,590   2,378   13,621   4,887
Production and operating expenses                889     563    1,810   1,162
Exploration expenses                              67      64      230     131
Selling, general and administrative expenses     423     151      895     286
Depreciation, depletion and amortization         419     329      834     651
Property impairments                               8      23       18      23
Taxes other than income taxes*                 1,364     613    2,579   1,180
Accretion on discounted liabilities                6       4       11       4
Interest expense                                 106      82      213     166
Foreign currency transaction losses (gains)       (6)      1       (5)      8
Preferred dividend requirements of
  capital trusts                                  11      13       24      26
-----------------------------------------------------------------------------
    Total Costs and Expenses                  10,877   4,221   20,230   8,524
-----------------------------------------------------------------------------
Income before income taxes, extraordinary
  item and cumulative effect of change in
  accounting principle                           737   1,207      782   2,221
Provision for income taxes                       371     588      518   1,114
-----------------------------------------------------------------------------
Income Before Extraordinary Item and
  Cumulative Effect of Change in Accounting
  Principle                                      366     619      264   1,107
Extraordinary item                               (15)      -      (15)      -
Cumulative effect of change in accounting
  principle                                        -       -        -      28
-----------------------------------------------------------------------------
Net Income                                   $   351     619      249   1,135
=============================================================================

Net Income Per Share of Common Stock
Basic
  Before extraordinary item and cumulative
    effect of change in accounting principle $   .95    2.42      .69    4.33
  Extraordinary item                            (.04)      -     (.04)      -
  Cumulative effect of change in accounting
    principle                                      -       -        -     .11
-----------------------------------------------------------------------------
Net Income                                   $   .91    2.42      .65    4.44
=============================================================================
Diluted
  Before extraordinary item and cumulative
    effect of change in accounting principle $   .95    2.40      .69    4.30
  Extraordinary item                            (.04)      -     (.04)      -
  Cumulative effect of change in accounting
    principle                                      -       -        -     .11
-----------------------------------------------------------------------------
Net Income                                   $   .91    2.40      .65    4.41
=============================================================================

Dividends Paid                               $   .36     .34      .72     .68
-----------------------------------------------------------------------------

Average Common Shares Outstanding
  (in thousands)
    Basic                                    383,913 255,809  383,130 255,683
    Diluted                                  386,711 257,682  385,927 257,337
-----------------------------------------------------------------------------
*Includes excise taxes on petroleum
 products sales                             $  1,191     463    2,239     876
See Notes to Financial Statements.

----------------------------------------------------------------------
Consolidated Balance Sheet                  Phillips Petroleum Company

                                                  Millions of Dollars
                                                 ---------------------
                                                 June 30   December 31
                                                    2002          2001
                                                 ---------------------
Assets
Cash and cash equivalents                        $   145           142
Accounts and notes receivable (less
  allowances of $16 million in 2002
  and $33 million in 2001)                         1,826         1,189
Accounts and notes receivable--related parties       113           105
Inventories                                        2,580         2,618
Deferred income taxes                                 96            47
Prepaid expenses and other current assets            299           262
----------------------------------------------------------------------
    Total Current Assets                           5,059         4,363
Investments and long-term receivables              3,530         3,317
Properties, plants and equipment (net)            24,399        23,796
Goodwill                                           2,360         2,281
Intangibles                                        1,270         1,313
Deferred income taxes                                  8             9
Deferred charges                                     197           138
----------------------------------------------------------------------
Total                                            $36,823        35,217
======================================================================

Liabilities
Accounts payable                                 $ 3,125         2,669
Accounts payable--related parties                     89            91
Notes payable and long-term debt due
  within one year                                  1,059            44
Accrued income and other taxes                     1,004           941
Other accruals                                       628           797
----------------------------------------------------------------------
    Total Current Liabilities                      5,905         4,542
Long-term debt                                     8,576         8,645
Accrued dismantlement, removal and
  environmental costs                              1,263         1,142
Deferred income taxes                              4,205         4,015
Employee benefit obligations                         967           953
Other liabilities and deferred credits             1,101           930
----------------------------------------------------------------------
Total Liabilities                                 22,017        20,227
----------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities of
  Phillips 66 Capital Trusts I and II                350           650
----------------------------------------------------------------------

Common Stockholders' Equity
Common stock--1,000,000,000 shares
  authorized at $1.25 par value
    Issued (2002 and 2001--430,439,743 shares)
      Par value                                      538           538
      Capital in excess of par                     9,156         9,069
    Treasury stock (at cost:
      2002--19,987,691 shares;
      2001--20,725,114 shares)                    (1,006)       (1,038)
    Compensation and Benefits Trust (CBT)
      (at cost: 2002--27,256,573 shares; and
      2001--27,556,573 shares)                      (923)         (934)
Accumulated other comprehensive loss                (219)         (255)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                   (228)         (237)
Retained earnings                                  7,138         7,197
----------------------------------------------------------------------
Total Common Stockholders' Equity                 14,456        14,340
----------------------------------------------------------------------
Total                                            $36,823        35,217
======================================================================
See Notes to Financial Statements.

----------------------------------------------------------------------
Consolidated Statement of Cash Flows        Phillips Petroleum Company

                                                   Millions of Dollars
                                                   -------------------
                                                    Six Months Ended
                                                         June 30
                                                   -------------------
                                                    2002          2001
                                                   -------------------
Cash Flows from Operating Activities
Net income                                         $ 249         1,135
Adjustments to reconcile net income to net
  cash provided by operating activities
    Non-working capital adjustments
      Depreciation, depletion and
        amortization                                 834           651
      Property impairments                            18            23
      Dry hole costs and leasehold impairment        142            41
      Accretion on discounted liabilities             11             4
      Deferred taxes                                  80           262
      Extraordinary loss on early retirement
        of debt                                       15             -
      Cumulative effect of accounting change           -           (28)
      Other                                          108           (51)
    Working capital adjustments*
      Decrease in aggregate balance of
        accounts receivable sold                     (51)            -
      Decrease (increase) in other
        accounts and notes receivable               (588)          515
      Decrease (increase) in inventories              40          (172)
      Increase in prepaid expenses and
        other current assets                         (20)          (65)
      Increase (decrease) in accounts payable        431          (243)
      Decrease in taxes and other accruals          (160)         (124)
----------------------------------------------------------------------
Net Cash Provided by Operating Activities          1,109         1,948
----------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisitions, net of cash acquired                     -             8
Capital expenditures and investments,
  including dry hole costs                        (1,543)       (1,414)
Proceeds from asset dispositions                      89           240
Long-term advances to affiliates and
  other investments                                   (6)          (24)
----------------------------------------------------------------------
Net Cash Used for Investing Activities            (1,460)       (1,190)
----------------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of debt                                   1,240             -
Repayment of debt                                   (311)         (633)
Issuance of company common stock                      33            11
Redemption of preferred stock of subsidiaries       (300)            -
Purchase of company common stock                      (1)            -
Dividends paid on common stock                      (275)         (174)
Other                                                (32)          (24)
----------------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                         354          (820)
----------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                3           (62)
Cash and cash equivalents at beginning of period     142           149
----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period       $   145            87
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

In the third quarter of 2001, Phillips changed its method of accounting for the costs of major maintenance turnarounds from the accrue-in-advance method to the expense-as-incurred method to reflect the impact of turnarounds in the periods that they occur. Also, the company began including excise taxes on the sale of petroleum products in operating revenues, with the corresponding expense included in taxes other than income taxes. Both changes were effective January 1, 2001, so the financial information relating to the second quarter and six-month period of 2001 has been restated to reflect these changes.


Note 2--Extraordinary Item

In the second quarter of 2002, Phillips incurred an extraordinary loss of $15 million (after reduction for income taxes of $6 million) attributable to the call premium on early retirement of its $250 million 8.86% Notes due May 15, 2022, at
104.43 percent and the redemption of all of its outstanding 8.24% Junior Subordinated Deferrable Interest Debentures due 2036, which triggered the redemption of $300 million of 8.24% Trust Originated Preferred Securities of Phillips 66 Capital Trust I. The company funded these redemptions by issuing commercial paper which carried a substantially lower interest rate than the interest and dividend rates of the securities redeemed. See
Note 9--Debt and Note 10--Company-Obligated Mandatorily Redeemable Preferred Securities of Phillips 66 Capital Trusts for additional information about the early debt retirement and debenture redemption, respectively.

Note 3--Acquisition of Tosco Corporation

On September 14, 2001, Phillips closed on the $7 billion acquisition of Tosco Corporation (Tosco). Tosco's operating results have been included in Phillips' consolidated financial statements since that date. The transaction was accounted for using the purchase method of accounting. The allocation of the purchase price to specific assets and liabilities is based, in part, upon an outside appraisal of Tosco's long-lived assets.
The allocation is still preliminary at this time. The outside appraisal of the long-lived assets and the determination of the fair value of all other Tosco assets and liabilities will be completed in the third quarter of 2002. Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

Pursuant to the terms of the Tosco merger agreement, the company converted outstanding Tosco Long-Term Incentive Plan performance units into equivalent Phillips performance units and will continue the program over the remaining terms of the units. At
June 30, 2002, there were 2.4 million units outstanding, held by six former senior executives of Tosco, none of whom are now employees of Phillips. These units represent three separate grants--
0.5 million that expire on June 30, 2003; 0.5 million that expire on March 31, 2004; and 1.4 million that expire on January 4, 2006. Cash payouts occur on the anniversary dates of the grants if Phillips' 15-day rolling average stock price during the preceding 365 days, on a maximum look-back basis, exceeds a stipulated strike price. If a payout occurs, the payout price becomes the strike price for future measurement dates. Between the acquisition of Tosco on September 14, 2001, and June 30,
2002, the strike price was $62.92 per unit and no payouts were required. The units are considered to be derivative financial instruments tied to Phillips' stock price and are marked-to-market each reporting period. The resulting gains or losses from these mark-to-market adjustments are reported in other revenues in the consolidated statement of income and discussed as part of Corporate in Management's Discussion and Analysis. The company estimated the fair value of these units to be $70 million at September 14, 2001, and March 31, 2002. This amount was recorded in other liabilities and deferred credits in the consolidated balance sheet, with an offsetting increase in goodwill. The company estimated the fair value of these units to be $51 million at June 30, 2002, resulting in an increase in other revenues of $19 million in the second quarter of 2002.

In addition to the above Tosco Long-Term Incentive Plan adjustment, other adjustments to the preliminary purchase price allocation were made during the first half of 2002, primarily to pre-acquisition contingent liabilities, which increased goodwill by $79 million. Deferred tax liabilities were reduced by $59 million related to the other adjustments to the preliminary purchase price allocation, which had the effect of reducing goodwill by the same amount. Also, tax benefits accruing to the company from the exercise of stock options by former Tosco employees reduced goodwill by $11 million during the first half of 2002.

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

Because the Tosco purchase price allocation has not been finalized, the company has not yet finalized the assignment of Tosco goodwill to specific reporting units, as defined by Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," but expects to complete that determination during the third quarter of 2002. Currently, all Tosco goodwill is being reported as part of the Refining, Marketing and Transportation (RM&T) reporting segment. Based on preliminary allocations of the Tosco goodwill and preliminary valuations of all RM&T operations, including RM&T operations not purchased as part of the Tosco acquisition, the Tosco goodwill was not impaired as of January 1, 2002.


Note 4--Inventories

Inventories consisted of the following:

                                             Millions of Dollars
                                            ---------------------
                                            June 30   December 31
                                               2002          2001
                                            ---------------------

Crude oil and petroleum products             $2,186         2,241
Merchandise                                     151           144
Materials, supplies and other                   243           233
-----------------------------------------------------------------
                                             $2,580         2,618
=================================================================

Included were inventories valued on a LIFO basis totaling
$2,137 million and $2,194 million at June 30, 2002, and December 31, 2001, respectively. The excess of current replacement cost over LIFO cost of inventories amounted to $660 million and $2 million at June 30, 2002, and December 31,
2001, respectively.


Note 5--Summarized Financial Data of Significant Equity
          Affiliates

Duke Energy Field Services, LLC

Phillips owns 30.3 percent of Duke Energy Field Services, LLC
(DEFS).  Phillips' consolidated results of operations include its
30.3 percent share of DEFS' earnings, which are recorded in a single line item on the statement of income: equity in earnings of affiliated companies, and included in Phillips' Gas Gathering, Processing and Marketing (GPM) segment. Included in the GPM segment's operating results in the second quarter and first six months of both 2002 and 2001 were after-tax benefits of $9 million and $18 million, respectively, representing the amortization of the $814 million basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. This difference is being amortized over 15 years, consistent with the remaining estimated useful lives of the properties, plants and equipment contributed to DEFS.

Summarized financial information for DEFS (100 percent) follows:

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                2002         2001
                                              -------------------

Revenues                                      $3,342        5,916
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle                           (33)         259
Net income (loss)                                (38)         258
-----------------------------------------------------------------


Phillips and Duke Energy Corporation are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by DEFS is reported in equity in earnings, not included in income taxes in Phillips' consolidated financial statements.

Chevron Phillips Chemical Company LLC

Phillips and ChevronTexaco Corporation each own 50 percent of the voting and economic interests in Chevron Phillips Chemical Company LLC (CPChem). Phillips' consolidated results of operations include its 50 percent share of CPChem's earnings, which are recorded in a single line item on the statement of income: equity in earnings of affiliated companies, and included in Phillips' Chemicals segment. Also included in the second quarter and first six months of both 2002 and 2001 operating results were after-tax reductions of $1 million and $2 million, respectively, representing the amortization of the $116 million basis difference between the book value of Phillips' contribution to CPChem and its 50 percent interest in the equity of CPChem. This basis difference is being amortized over 20 years, the remaining estimated useful life of the properties, plants and equipment contributed.

During the second quarter of 2002, CPChem's Board of Directors authorized the issuance of $250 million of Preferred LLC Interests. On July 1, 2002, Phillips purchased $125 million of these securities. Preferred distributions are cumulative at 9 percent per annum and will be payable, upon declaration by CPChem's Board of Directors, quarterly from CPChem's cash earnings. The securities have no stated maturity date and are redeemable quarterly, in increments of $25 million, when CPChem's ratio of debt to total capitalization falls below a stated level. The Preferred LLC Interests are also redeemable at CPChem's sole option at any time.

Summarized financial information for CPChem (100 percent) follows:

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                     June 30
                                              -------------------
                                                2002         2001
                                              -------------------

Revenues                                      $2,569        3,519
Loss before income taxes                          (7)         (85)
Net loss                                         (11)         (88)
-----------------------------------------------------------------


Phillips and ChevronTexaco are generally taxable on their respective shares of income for U.S. and state income tax purposes. Phillips' share of income taxes incurred directly by CPChem is reported in equity in earnings, not included in income taxes in Phillips' consolidated financial statements.

Note 6--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                             Millions of Dollars
                                            ---------------------
                                            June 30   December 31
                                               2002          2001
                                            ---------------------

Properties, plants and equipment (at cost)  $35,575        35,429
Less accumulated depreciation, depletion
  and amortization                           11,176        11,633
-----------------------------------------------------------------
                                            $24,399        23,796
=================================================================


Note 7--Impairments

In the second quarter of 2002, the company closed on the sale of its 24.4 percent interest in the Janice field in block 30/17a in the U.K. North Sea. A property impairment of $10 million before tax, $7 million after tax, was recorded by the Exploration and Production (E&P) segment in the first quarter, with an additional $4 million before-tax, $2 million after-tax, impairment recorded in the second quarter. Also in the E&P segment, the company committed to a plan in the second quarter of 2002 to sell a non-producing field in Alaska. A property impairment of $4 million before-tax, $3 million after-tax, was recorded in the second quarter of 2002.

Exploration expenses in the first quarter and June year-to-date period of 2002 included $77 million for the substantial impairment of the company's investment in deepwater block 34, offshore Angola. Initial results released in early May 2002 indicated that the first exploratory well drilled in block 34 was a dry hole, resulting in Phillips' re-assessment of the fair value of the remainder of the block.


Note 8--Goodwill and Other Intangible Assets

The company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Almost all of the company's recorded goodwill and other intangible assets resulted from the acquisition of Tosco in September 2001. The Tosco transaction was subject to the provisions of Statement No. 142 in 2001 under the special transitional effective dates of the Statement. See Note 3--Acquisition of Tosco Corporation for additional information about the Tosco acquisition, including the preliminary purchase price allocation, goodwill, and other categories of intangible assets.

Other than the goodwill related to Tosco, the company had only $16 million of recorded goodwill, which related to the acquisition of Petroz NL in early 2001, of which $1 million was amortized to expense during 2001. Under Statement No. 142, the Petroz goodwill amortization ceased on January 1, 2002. In accordance with the transition provisions of FASB Statement
No. 142, the company conducted initial impairment tests of the Petroz goodwill, which proved not to be impaired. See Note 3-- Acquisition of Tosco Corporation for the status of the impairment review of the Tosco goodwill as of January 1, 2002.

Other than assets related to Tosco, the company has no recorded intangible assets with indefinite useful lives. Adoption of Statement No. 142 did not result in any adjustments of estimated useful lives for other intangible assets that are being amortized, the aggregate value of which is immaterial.


Note 9--Debt

At June 30, 2002, Phillips had two bank credit facilities in place, totaling $3 billion, available for use either as direct bank borrowings or as support for the issuance of commercial paper. The facilities included a $1.5 billion revolving facility expiring in October 2006, and a $1.5 billion 364-day credit agreement, which expires on October 15, 2002. At June 30, 2002, the company had no debt outstanding under these credit facilities, but had $2,301 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair value.

On May 15, 2002, the company redeemed its $250 million 8.86% Notes due May 15, 2022, at 104.43 percent. An extraordinary loss of $13 million before-tax, $9 million after-tax, was incurred during the second quarter of 2002 as a result of this early debt retirement.


Note 10--Company-Obligated Mandatorily Redeemable Preferred
          Securities of Phillips 66 Capital Trusts

On May 31, 2002, the company redeemed all of its outstanding 8.24% Junior Subordinated Deferrable Interest Debentures due 2036 held by the Phillips 66 Capital Trust I. This triggered the redemption of $300 million of 8.24% Trust Originated Preferred Securities at par value, $25 per share. An extraordinary loss of $8 million before-tax, $6 million after-tax, was incurred during the second quarter of 2002 as a result of the redemption.

Note 11--Comprehensive Income

Phillips' comprehensive income was as follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30             June 30
                            ------------------   ----------------
                            2002          2001    2002       2001
                            ------------------   ----------------

Net income                  $351           619     249      1,135
After-tax changes in:
  Foreign currency
    translation adjustments   51            (5)     50        (27)
  Unrealized gain (loss)
    on securities             (2)            1      (2)        (1)
  Equity affiliates
    Foreign currency
      translation             16            (4)     12         (3)
    Derivatives related       (1)            1     (24)         3
-----------------------------------------------------------------
Comprehensive income        $415           612     285      1,107
=================================================================


Accumulated other comprehensive loss in the equity section of the balance sheet included:

                                             Millions of Dollars
                                            ---------------------
                                            June 30   December 31
                                               2002          2001
                                            ---------------------

Minimum pension liability adjustment          $(143)         (143)
Foreign currency translation adjustments        (34)          (84)
Unrealized gain on securities                     2             4
Deferred net hedging loss                        (4)           (4)
Equity affiliates
  Foreign currency translation                  (27)          (39)
  Derivatives related                           (13)           11
-----------------------------------------------------------------
                                              $(219)         (255)
=================================================================


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

Although liability of those potentially responsible is generally joint and several for federal sites and frequently so for state sites, the company is usually but one of many companies cited at a particular site. Due to the joint and several liabilities, the company could be responsible for all of the cleanup costs at any site which it has been designated as a potentially responsible party. If Phillips was solely responsible, the costs, in some cases, could be material to its or one of its segments' operations, capital resources or liquidity. However, settlements and costs incurred in matters that previously have been resolved have not been materially significant to the company's results of operations or financial condition. The company has, to date, been successful in sharing cleanup costs with other financially sound companies. Many of the sites at which the company is potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, Phillips may have no liability or attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, this inability has been considered in estimating Phillips' potential liability and accruals have been adjusted accordingly.

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

As part of Tosco's acquisition of Unocal's West Coast petroleum refining, marketing, and related supply and transportation assets in March 1997, Tosco agreed to pay the first $7 million per year of any environmental remediation liabilities at the acquired sites arising out of, or relating to, the period prior to the transaction's closing, plus 40 percent of any amount in excess of $7 million per year, with Unocal paying the remaining 60 percent per year. The indemnification agreement with Unocal has a 25-year term from inception, and, at June 30, 2002, had a maximum cap of $138 million for environmental remediation costs that Phillips has to fund during the remainder of the agreement period. This maximum has been adjusted for amounts paid through June 30, 2002.

The company is currently participating in environmental assessments and cleanups at federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis (except, if assumed in a purchase business combination, such costs are recorded on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At June 30, 2002, contingent liability accruals of $1 million had been made for the company's Potentially Responsible Party (PRP) sites, and

$3 million for other environmental contingent liabilities. Accrued environmental liabilities will be paid over periods extending as far as 30 years in the future. These accruals have not been reduced for possible insurance recoveries. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings.

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


Note 13--Income Taxes

The company's effective tax rates for the second quarter and first six months of 2002 were 50 percent and 66 percent, respectively, compared with 49 percent and 50 percent for each of the same periods a year ago. The increase in the effective tax rate for the first six months of 2002 reflects a higher proportion of income in higher-tax-rate jurisdictions, due in part to first-quarter 2002 losses in lower-tax-rate jurisdictions worldwide.


Note 14--Foreign Currency

The following table summarizes the foreign currency transaction gains (losses) included in the company's reported net income:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30            June 30
                            -------------------------------------
                            2002          2001   2002        2001
                            -------------------------------------
After-Tax
E&P                         $ (7)            2     (5)          4
RM&T                           2             -      5           3
Corporate and Other           12            (2)     8         (14)
-----------------------------------------------------------------
Total                          7             -      8          (7)
=================================================================

Before-Tax
E&P                           (8)            1     (8)          3
RM&T                           2             1      5           3
Corporate and Other           12            (3)     8         (14)
-----------------------------------------------------------------
Total                       $  6            (1)     5          (8)
=================================================================

Note 15--Supplemental Cash Flow Information

Non-cash investing and financing activities and cash payments for the six-month periods ended June 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                              2002           2001
                                              -------------------
Non-Cash Investing and Financing Activities
Investment in properties, plants and
  equipment of Alaska businesses
  through the assumption of net non-cash
  liabilities of these businesses             $  -            121
Investment in equity affiliate through
  direct guarantee of debt                      13             13
Notes payable to purchase properties,
  plants and equipment                           -              8
Non-cash awards issued under compensation
  and benefit plans                             60             18
Assets contributed to charities                  -              5
Change in fair value of securities              (8)            (5)
-----------------------------------------------------------------
Cash payments
Interest
  Debt                                        $207            139
  Taxes and other                                5             14
-----------------------------------------------------------------
                                              $212            153
=================================================================
Income taxes                                  $438            846
-----------------------------------------------------------------


Note 16--Sales of Receivables

At June 30, 2002, Phillips had sold certain credit card and trade receivables under revolving sales agreements with five unrelated bank-sponsored entities. These agreements provide for Phillips to sell up to $1.2 billion of senior, undivided interests in pools of the credit card or trade receivables to the bank-sponsored entities. Phillips retained interests in the pools of receivables, which are subordinate to the interests sold to the bank-sponsored entities. At June 30, 2002, and December 31, 2001, respectively, Phillips' retained interests were $718 million and $450 million, reported on the balance sheet in accounts and notes receivable.

Total cash flows received from and paid to the bank-sponsored entities in the first six months of 2002 and 2001 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                  2002       2001
                                              -------------------

Receivables sold at beginning of year         $    940        500
New receivables sold                            10,718      3,505
Cash collections remitted                      (10,769)    (3,505)
-----------------------------------------------------------------
Receivables sold at June 30                   $    889        500
=================================================================
Discounts and other fees paid on
  revolving balances                          $     10         12
-----------------------------------------------------------------


Note 17--Related Party Transactions

Significant transactions with related parties were:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended     Six Months Ended
                               June 30               June 30
                          ---------------------------------------
                          2002          2001     2002        2001
                          ---------------------------------------

Operating revenues (a)    $194           264      349         567
Purchases (b)              197           280      354         609
Operating expenses (c)      18            80       53         160
Selling, general and
  administrative
  expenses (d)              50            17      104          32
Interest expense (e)         2             2        5           4
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

(d) Phillips charges both DEFS and CPChem for corporate services provided to the two equity companies under transition service agreements. Effective July 1, 2002, charges to CPChem for corporate services provided to the equity company will be provided under an ongoing service agreement. Phillips pays fees to its pipeline equity companies for transporting finished products. Phillips pays common facility fees to its affiliates.

(e) Phillips pays interest to Merey Sweeny, L.P. for a loan related to improvements at the Sweeny refinery.

Elimination of the company's equity percentage share of profit or loss on the above transactions was not material.


Note 18--Segment Disclosures and Related Information

Phillips has organized its reporting structure based on the grouping of similar products and services, resulting in four operating segments:

(1) Exploration and Production (E&P)--This segment explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At June 30, 2002, E&P was producing in the United States; the Norwegian and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea; and offshore Australia and China.

(2) Gas Gathering, Processing and Marketing (GPM)--This segment gathers and processes natural gas produced by Phillips and others. Phillips' GPM segment consists primarily of its
     30.3 percent equity investment in DEFS.

(3) Refining, Marketing and Transportation (RM&T)--This segment refines, markets and transports crude oil and petroleum products, primarily in the United States. The company has 10 U.S. refineries and one in Ireland. Phillips markets petroleum products nationwide. Phillips' acquisition of Tosco Corporation significantly increased the RM&T segment's assets and operations.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. Phillips'
     Chemicals segment consists primarily of its 50 percent equity investment in CPChem.

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


Analysis of Results by Operating Segment


                                                            Millions of Dollars
                                    -----------------------------------------------------------
                                            Operating Segments
                                    ---------------------------------   Corporate
                                        E&P   GPM     RM&T  Chemicals   and Other  Consolidated
                                    -----------------------------------------------------------
Three Months Ended June 30, 2002
Sales and Other Operating Revenues
  External customers                $ 1,504     -   10,051          3           -        11,558
  Intersegment (eliminations)           309     -        2          -        (311)            -
-----------------------------------------------------------------------------------------------
    Segment sales                   $ 1,813     -   10,053          3        (311)       11,558
===============================================================================================

Net income (loss)                   $   339     7      109          7        (111)*         351
===============================================================================================

Three Months Ended June 30, 2001
Sales and Other Operating Revenues
  External customers                $ 2,162     -    3,150          -           -         5,312
  Intersegment (eliminations)           100     -        1          -        (101)            -
-----------------------------------------------------------------------------------------------
    Segment sales                   $ 2,262     -    3,151          -        (101)        5,312
===============================================================================================

Net income (loss)                   $   503    29      197          5        (115)          619
===============================================================================================


Six Months Ended June 30, 2002
Sales and Other Operating Revenues
  External customers                $ 2,797     -   18,125          6           2        20,930
  Intersegment (eliminations)           530     -        4          -        (534)            -
-----------------------------------------------------------------------------------------------
    Segment sales                   $ 3,327     -   18,129          6        (532)       20,930
===============================================================================================

Net income (loss)                   $   481    12       20         (4)       (260)*         249
===============================================================================================

Six Months Ended June 30, 2001
Sales and Other Operating Revenues
  External customers                $ 4,470     -    6,122          -           1        10,593
  Intersegment (eliminations)           240     -        3          -        (243)            -
-----------------------------------------------------------------------------------------------
    Segment sales                   $ 4,710     -    6,125          -        (242)       10,593
===============================================================================================

Net income (loss)                   $ 1,084    64      269**      (39)       (243)        1,135
===============================================================================================

Total Assets
  At June 30, 2002                  $15,751   155   17,820      1,935       1,162        36,823
-----------------------------------------------------------------------------------------------
  At December 31, 2001              $14,796   178   17,138      1,934       1,171        35,217
-----------------------------------------------------------------------------------------------
 *Includes an extraordinary loss of $15 million.
**Includes a favorable $28 million cumulative effect of accounting change.


Note 19--Merger with Conoco Inc.

The Boards of Directors and stockholders of Phillips and Conoco Inc. (Conoco) have approved a merger of the two companies to form a new company, ConocoPhillips. At inception, Phillips stockholders will own approximately 57 percent of the new company and Conoco stockholders will own approximately
43 percent. Phillips and Conoco continue to work closely with the U.S. Federal Trade Commission (FTC) to secure regulatory clearance. The transaction is expected to close the second half of 2002, after clearance is received from the FTC. Both companies continue to finalize plans for the integration.


Note 20--New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 is required to be adopted by the company no later than January 1, 2003, and will require major changes in the accounting for asset retirement obligations, such as required decommissioning of oil and gas production platforms, facilities and pipelines. Statement
No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is accreted for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. Upon adoption of Statement No. 143, the company will adjust its recorded asset retirement obligations to the new requirements using a cumulative-effect approach. All transition amounts are to be measured using the company's current information, assumptions, and credit-adjusted, risk-free interest rates. The company is still studying the impact of Statement
No. 143 to quantify the potentially significant impact of the new standard.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of FASB Statement No. 4 will require that gains and losses on extinguishments of debt no longer be presented as extraordinary items in the income statement. The company plans to adopt the provisions of Statement No. 145 in the first quarter of 2003.

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


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ending June 30, 2002, are based on a comparison with the corresponding periods of 2001. The acquisition of Tosco Corporation on September 14, 2001, impacts the comparability of the 2002 periods with the corresponding 2001 periods.

Consolidated Results

A summary of the company's net income (loss) by business segment follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2002         2001    2002       2001
                            ------------------   ----------------
Exploration and Production
  (E&P)                     $ 339          503     481      1,084
Gas Gathering, Processing
  and Marketing (GPM)           7           29      12         64
Refining, Marketing and
  Transportation (RM&T)       109          197      20        269*
Chemicals                       7            5      (4)       (39)
Corporate and Other          (111)        (115)   (260)      (243)
-----------------------------------------------------------------
Net income                  $ 351          619     249      1,135
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

                                      Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                  June 30              June 30
                            ------------------   ----------------
                            2002          2001   2002        2001
                            ------------------   ----------------

Impairments*                $ (5)          (23)   (89)        (23)
Net gains on asset sales       -             6      -           3
Cumulative effect of
  accounting change            -             -      -          28
Extraordinary item           (15)            -    (15)          -
Pending claims and
  settlements                  4             2     (9)         (3)
Costs related to Conoco
  merger                      (2)            -     (4)          -
Equity companies' special
  items                        4            32      6          27
Other items                   (4)            -     (2)         (1)
-----------------------------------------------------------------
Total special items         $(18)           17   (113)         31
=================================================================
*See Note 7--Impairments in the Notes to Financial Statements for additional information.

Excluding the special items listed above, the company's net operating income (loss) by business segment was:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2002          2001    2002       2001
                            ------------------   ----------------

E&P                         $347           504     570      1,089
GPM                            7            29      12         64
RM&T                         111           197      23        243
Chemicals                      3           (23)     (5)       (62)
Corporate and Other          (99)         (105)   (238)      (230)
-----------------------------------------------------------------
Net operating income        $369           602     362      1,104
=================================================================


Phillips' net income in the second quarter of 2002 was $351 million, compared with net income of $619 million in the second quarter of 2001. Special items decreased net income by $18 million in the second quarter of 2002, while benefiting net income $17 million in the second quarter of 2001. After excluding special items, net operating income in the second quarter of 2002 was $369 million, compared with $602 million in the second quarter of 2001.

The decline in net operating income in the second quarter was primarily attributable to E&P and RM&T operations. E&P experienced lower natural gas and crude oil prices relative to a year ago, along with decreased crude oil production and sales volumes. In RM&T, the benefit of the Tosco Corporation (Tosco) acquisition and lower controllable costs at the Sweeny and Borger, Texas, refineries were more than offset by lower gasoline and distillates margins. The GPM segment's results declined on lower natural gas liquids prices, while Chemicals' results remained depressed due to weak economic and market conditions.

Phillips' net income in the first six months of 2002 was $249 million, compared with net income of $1,135 million in the first six months of 2001. Special items decreased net income by $113 million in the first six months of 2002, while benefiting net income $31 million in the first six months of 2001. After excluding special items, net operating income in the June year-to-date 2002 period was $362 million, compared with $1,104 million in the corresponding period of 2001. As in the quarter-to-quarter analysis, lower upstream commodity prices and decreased downstream refining and marketing margins were primarily responsible for the lower results.

Income Statement Analysis

On September 14, 2001, Phillips closed on the $7 billion acquisition of Tosco. This transaction significantly increased operating revenues, purchase costs, operating expenses and other income statement line items. See Note 3--Acquisition of Tosco Corporation in the Notes to Financial Statements for additional information.

Sales and other operating revenues increased 118 percent in the second quarter of 2002 and 98 percent in the six-month period ended June 30, 2002. The increase in both periods reflects the significant impact of the Tosco acquisition. This was partially offset by lower crude oil, natural gas, and remaining petroleum products revenues, mainly due to lower sales prices.

Equity in earnings of affiliated companies decreased 69 percent in the second quarter of 2002 and 60 percent in the six-month period. While results from Chevron Phillips Chemical Company LLC improved in the six-month period, this was more than offset by lower equity earnings from Duke Energy Field Services, LLC (DEFS) and Merey Sweeny, L.P. (MSLP) in both the second quarter and six-month period of 2002. DEFS' earnings declined primarily on lower natural gas liquids prices, while MSLP results decreased on lower crude oil heavy-light price differentials. Other revenues increased 23 percent in the second quarter of 2002 and 6 percent in the six-month period. The increase in both periods reflects a favorable revaluation of long-term incentive performance units held by six former senior Tosco executives. See Note 3-- Acquisition of Tosco Corporation in the Notes to Financial Statements for additional information.

Purchased crude oil and products increased 219 percent in the second quarter of 2002 and 179 percent in the first six months. As with revenues, the Tosco acquisition accounted for the sharp increase in purchase costs. This was partially offset by lower crude oil, natural gas, and remaining petroleum products purchase costs, mainly resulting from lower product prices.

Management defines controllable costs as production and operating expenses; selling, general and administrative expenses; and the general administrative, geological, geophysical and lease rentals component (G&G) of exploration expenses. Controllable costs, adjusted to exclude G&G, increased 84 percent in the second quarter of 2002 and 87 percent in the six-month period. The increase in both periods was the result of the Tosco acquisition.

Exploration expenses increased 5 percent in the second quarter of 2002 and 76 percent in the six-month period. The second quarter increase was due to increased foreign dry hole charges, while the six-month increase was primarily the result of a $77 million leasehold impairment of deepwater block 34, offshore Angola, recorded in the first quarter of 2002.

Depreciation, depletion and amortization (DD&A) increased
27 percent in the second quarter of 2002 and 28 percent in the first six months. The increase in both periods was primarily the result of the Tosco acquisition. The company increased its impairment of the Janice field in the U.K. North Sea by $4 million in the second quarter, bringing its total before-tax impairment to $14 million in the six-month period. The company also recorded a $4 million impairment on a non-producing field in Alaska. The property impairment in the prior year second quarter and six-month period related to the Siri field, offshore Denmark. See Note 7--Impairments in the Notes to Financial Statements for additional information on property impairments.

Taxes other than income taxes increased 123 percent in the second quarter of 2002 and 119 percent in the six-month period. The increase in both periods reflects the impact of the Tosco acquisition and the corresponding increase in excise taxes due to higher petroleum products sales, as well as increased property and payroll taxes. These items were partially offset by a decrease in production taxes resulting from lower crude oil and natural gas prices.

Accretion on discounted liabilities increased 50 percent in the second quarter of 2002 and 175 percent in the first six months. These amounts relate to discounted environmental liabilities acquired in acquisitions. The increase in both periods reflects in the impact of the Tosco acquisition.

Interest expense increased 29 percent in the second quarter of 2002 and 28 percent in the six-month period. The increase in both periods is primarily attributable to higher debt levels subsequent to the Tosco acquisition, as well as lower levels of interest being capitalized.

Foreign currency gains were recorded in the second quarter and first six months of 2002, compared with losses in the corresponding periods of 2001. The favorable results in 2002 are primarily due to the strengthening of the U.K. pound against the U.S. dollar. Preferred dividend requirements decreased in both the second quarter and six-month period of 2002, reflecting the redemption of $300 million of preferred securities in late-May 2002.

Segment Results

E&P

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2002        2001    2002       2001
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Results
Net income                  $  339         503     481      1,084
Less special items              (8)         (1)    (89)        (5)
-----------------------------------------------------------------
Net operating income        $  347         504     570      1,089
=================================================================

                                      Dollars Per Unit
                            -------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States
      Alaska                $24.40       25.21   21.55      25.57
      Lower 48               24.53       24.15   21.64      25.60
      Total                  24.41       25.11   21.55      25.57
    Foreign                  24.60       27.22   22.75      26.37
    Total consolidated       24.47       25.84   21.94      25.84
    Equity affiliate in
      Venezuela              16.51           -   15.03          -
    Worldwide                24.40       25.84   21.87      25.84
Natural gas--lease (per
  thousand cubic feet)
    United States
      Alaska                  1.80        1.54    1.94       1.67
      Lower 48                2.56        3.91    2.26       5.14
      Total                   2.51        3.77    2.25       4.93
    Foreign                   2.20        2.48    2.31       2.66
    Worldwide                 2.40        3.31    2.27       4.11
-----------------------------------------------------------------

                                     Millions of Dollars
                            -------------------------------------
Worldwide Exploration
  Expenses
General administrative;
  geological and
  geophysical; and lease
  rentals                   $   34          40      88         90
Leasehold impairment            16          15     109         26
Dry holes                       17           9      33         15
-----------------------------------------------------------------
                            $   67          64     230        131
=================================================================

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2002        2001    2002       2001
                            ------------------   ----------------
                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                     339         340     346        344
    Lower 48                    31          34      32         34
-----------------------------------------------------------------
                               370         374     378        378
  Norway                       119         122     118        122
  United Kingdom                18          17      18         19
  Nigeria                       23          32      25         31
  China                         11          11      12         12
  Timor Sea                      4           7       4          8
  Canada                         1           1       1          -
  Denmark                        -           4       -          4
  Venezuela                      -           2       -          2
-----------------------------------------------------------------
  Total consolidated           546         570     556        576
  Equity affiliate in
    Venezuela                    5           -       5          -
-----------------------------------------------------------------
                               551         570     561        576
=================================================================

Natural gas liquids produced
  United States
    Alaska*                     25          25      26         26
    Lower 48                     1           1       1          1
-----------------------------------------------------------------
                                26          26      27         27
  Norway                         4           5       5          5
  Other areas                    4           4       3          4
-----------------------------------------------------------------
                                34          35      35         36
=================================================================
*Includes 14,000 and 15,000 barrels per day in the second quarter and six-month period of 2002, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production. The corresponding periods of 2001 included 14,000 and 15,000 barrels per day, respectively.

                                Millions of Cubic Feet Daily
                            -------------------------------------
Natural gas produced*
  United States
    Alaska                     160         156     164        169
    Lower 48                   689         728     711        725
-----------------------------------------------------------------
                               849         884     875        894
  Norway                       131         142     133        140
  United Kingdom               189         165     181        183
  Canada                        22          15      21         18
  Nigeria                       40          39      39         41
  Australia                     55          61      68         51
-----------------------------------------------------------------
                             1,286       1,306   1,317      1,327
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Liquefied natural gas sales    114         115     116        116
-----------------------------------------------------------------

Net operating income from Phillips' E&P segment declined
31 percent in the second quarter of 2002 and 48 percent in the six-month period. The lower result in both periods was mainly due to a decrease in crude oil and natural gas prices, as well as lower crude oil production and sales volumes. E&P had foreign currency losses in the second quarter and six-month period of 2002 of $7 million and $5 million, respectively, compared with gains of $2 million and $4 million in the corresponding periods of 2001.


U.S. E&P
--------

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2002          2001   2002        2001
                            ------------------   ----------------
Operating Results
Net income                  $283           385    441         857
Less special items            (5)            9     (5)          7
-----------------------------------------------------------------
Net operating income        $288           376    446         850
=================================================================

Alaska                      $229           240    354         485
Lower 48                      59           136     92         365
-----------------------------------------------------------------
                            $288           376    446         850
=================================================================


Net operating income from Phillips' U.S. E&P operations decreased 23 percent in the second quarter of 2002 and 48 percent in the six-month period. The decline in both periods was primarily the result of lower crude oil and natural gas prices, with this impact being more significant in the six-month period. In addition, the second quarter was negatively impacted by lower crude oil and natural gas sales volumes. Both periods benefited from decreased production taxes due to lower product prices.

U.S. crude oil production decreased slightly in the second quarter of 2002, compared with the second quarter of 2001, and decreased 4 percent compared with the first quarter of 2002. The decrease from the first quarter was primarily due to normal seasonal declines in Alaska North Slope production, as well as maintenance work and normal field declines there. Natural gas production was 4 percent lower in the second quarter of 2002 than the second quarter of the prior year, and 6 percent lower than the first quarter of 2002. The decrease in the second quarter was primarily the result of normal field declines and maintenance work at certain gas processing facilities.

Special items in the second quarter and first six months of 2002 included a property impairment and merger-related costs. Special items in the second quarter of 2001 consisted of a net favorable result from claims and settlements. In addition, the six-month 2001 period also included a net loss on an asset disposition.


Foreign E&P
-----------

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2002          2001   2002        2001
                            ------------------   ----------------
Operating Results
Net income                  $ 56           118     40         227
Less special items            (3)          (10)   (84)        (12)
-----------------------------------------------------------------
Net operating income        $ 59           128    124         239
=================================================================


Net operating income from the company's foreign E&P operations declined 54 percent in the second quarter of 2002 and 48 percent in the six-month period. The decline in both periods was primarily the result of lower crude oil sales volumes and sales prices, higher dry hole expenses, and foreign currency losses in the 2002 periods versus gains in the 2001 periods.

Foreign crude oil production in the second quarter of 2002 declined 8 percent, compared with the second quarter of 2001, and 3 percent, compared with the first quarter of 2002. Nigeria production declined in both periods as a result of Organization of Petroleum Exporting Countries (OPEC) related, government-imposed curtailments. Foreign natural gas production declined slightly when compared with the first quarter of 2002, but increased 4 percent compared with the second quarter of 2001. The increase over the prior year was primarily due to the startup of the Jade field in the U.K. North Sea in February 2002.

Special items in the second quarter of 2002 consisted of an additional property impairment of the Janice field in the U.K. North Sea in connection with its sale. In addition, the six-month period of 2002 also included a $77 million leasehold impairment of deepwater block 34, offshore Angola, due to an unsuccessful initial exploratory well in this block. Special items in the second quarter and six-month period of 2001 primarily consisted of the impairment of the Siri field, offshore Denmark, totaling $23 million after-tax, partially offset by a net gain on asset dispositions.

GPM

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                              2002        2001    2002       2001
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Results
Net income                  $    7          29      12         64
Less special items               -           -       -          -
-----------------------------------------------------------------
Net operating income        $    7          29      12         64
=================================================================

                                     Dollars Per Barrel
                            -------------------------------------
Average Sales Prices
U.S. natural gas liquids*   $15.59       20.24   14.21      22.81
-----------------------------------------------------------------

                                 Millions of Cubic Feet Daily
                            -------------------------------------
Operating Statistics**
Raw gas throughput           2,242       2,333   2,242      2,303
-----------------------------------------------------------------

                                  Thousands of Barrels Daily
                            -------------------------------------
Natural gas liquids
  production                   119         123     118        118
-----------------------------------------------------------------
 *Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by DEFS' natural gas liquids component and location mix.
**Volumes represent Phillips' 30.3 percent of DEFS' throughput and production.


The GPM segment consists primarily of Phillips' 30.3 percent interest in Duke Energy Field Services, LLC (DEFS). Net operating income from the GPM segment decreased 76 percent in the second quarter of 2002 and 81 percent in the six-month period. The decrease in both periods was mainly the result of lower margins, reflecting sharply lower natural gas liquids prices, gas imbalance accrual adjustments, and natural gas cavern storage losses. Results in both periods also reflect increased operating expenses due to acquisitions.

Included in the GPM segment's earnings in both the second quarters of 2002 and 2001 was a benefit of $9 million, representing the amortization of the basis difference between the book value of Phillips' contribution to DEFS and its 30.3 percent equity interest in DEFS. The six-month periods of both years included $18 million for the basis difference.

There were no special items during the first six months of 2002 or 2001.

RM&T
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2002         2001   2002        2001
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Results
Net income                  $ 109          197     20         269
Less special items             (2)           -     (3)         26
-----------------------------------------------------------------
Net operating income        $ 111          197     23         243
=================================================================

                                      Dollars Per Gallon
                            -------------------------------------
U.S. Average Sales Prices
Automotive gasoline
  Wholesale                 $ .87         1.04    .77         .97
  Retail                     1.00         1.22    .91        1.13
Distillates                   .69          .87    .64         .85
-----------------------------------------------------------------

                                 Thousands of Barrels Daily
                            -------------------------------------
Operating Statistics
Refining operations
  United States
    Rated crude oil
      capacity              1,685          368  1,676         368
    Crude oil runs          1,597          364  1,518         355
    Capacity utilization
      (percent)                95%          99     91          96
    Refinery and natural
      gas liquids
      production            1,818          532  1,740         518
  Foreign
    Rated crude oil
      capacity                 72            -     72           -
    Crude oil runs             66            -     65           -
    Capacity utilization
      (percent)                92%           -     90           -
    Refinery production        64            -     63           -
-----------------------------------------------------------------

Petroleum products outside
  sales
    United States
      Automotive gasoline
        Branded               717          262    682         252
        Unbranded and spot    473           63    462          61
      Aviation fuels          187           47    175          45
      Distillates
        Wholesale and retail  121          111    119         109
        Spot                  309           14    319          21
      Natural gas liquids     112           84    126          92
      Other products          318           58    345          56
-----------------------------------------------------------------
                            2,237          639  2,228         636
    Foreign                    50            -     52           -
-----------------------------------------------------------------
                            2,287          639  2,280         636
=================================================================

Net operating income from the RM&T segment decreased 44 percent in the second quarter of 2002 and 91 percent in the six-month period. The benefit of the Tosco acquisition was more than offset in both periods by lower refining and marketing margins, particularly in the six-month period. Although lower than the exceptionally strong margins experienced during the second quarter of 2001, refining margins improved during the second quarter of 2002 relative to the first quarter of 2002, as did marketing margins. Margins in the first quarter of 2002 were well below historical averages and resulted in a net operating loss for the quarter, which negatively impacted the six-month period. Results in both the second quarter and six-month period of 2002 were negatively impacted by lower equity earnings from Merey Sweeny, L.P. (MSLP), which experienced lower crude oil heavy-light price differentials in 2002. Benefiting earnings in both 2002 periods were lower operating expenses.

The company's U.S. refineries ran at 95 percent of capacity in the second quarter of 2002, up from 85 percent in the first quarter of 2002. The first quarter of 2002 included two major scheduled maintenance turnarounds, along with production reductions instituted as a result of low refining margins.

Special items in the second quarter and first six months of 2002 consisted of work force reduction charges. There were no special items in the second quarter of 2001. The six-month period of 2001 included a cumulative effect of accounting change that increased RM&T net income by $28 million, partially offset by a property impairment recorded by an equity-affiliate pipeline company.

Chemicals

                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            2002          2001    2002       2001
                            ------------------   ----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Results
Net income (loss)           $  7             5      (4)       (39)
Less special items             4            28       1         23
-----------------------------------------------------------------
Net operating income (loss) $  3           (23)     (5)       (62)
=================================================================

                                      Millions of Pounds
                            -------------------------------------
Operating Statistics
Production
  Ethylene*                  786           828   1,591      1,656
  Polyethylene**             508           498   1,033        977
  Styrene                    248            84     451        193
  Normal alpha olefins       147           125     305        255
-----------------------------------------------------------------
 *Phillips' 50 percent share of Chevron Phillips Chemical Company
  LLC.
**Domestic production only.


The company's Chemicals segment consists primarily of its 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem). The Chemicals segment reported net operating income of $3 million in the second quarter of 2002, compared with a net operating loss of $23 million in the second quarter of the prior year. In the first six months of 2002, the Chemicals segment posted a net operating loss of $5 million, compared with a net operating loss of $62 million in the corresponding period of 2001.

Although the 2002 periods were improved over 2001, this business remains depressed due to weak economic and market conditions, which has resulted in low margins across most product lines, as well as production cutbacks. The improvement in the 2002 periods was primarily the result of improved performance in the aromatics, styrenics and polyethylene business lines. These improvements were partially offset by lower ethylene margins resulting from a decrease in sales prices. Capacity utilization rates in the second quarter of 2002 for CPChem's two largest business lines--ethylene and polyethylene-were 83 percent and 88 percent, respectively.

Special items in the second quarter of 2002 consisted of a partial reversal of a previous lower-of-cost-or-market (LCM) inventory writedown. The six-month period of 2002 also included an additional LCM partial reversal, as well as contingency accruals and severance charges. Special items in the second quarter and six-month period of 2001 primarily consisted of business interruption insurance settlements related to the March 2000 incident at the K-Resin facilities at the Houston Chemical Complex.


Corporate and Other
                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                             2002         2001    2002       2001
                            ------------------   ----------------
Operating Results
Corporate and Other         $(111)        (115)   (260)      (243)
Less special items            (12)         (10)    (22)       (13)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $ (99)        (105)   (238)      (230)
=================================================================


Adjusted Corporate and Other includes:

Net interest                $ (76)         (62)   (154)      (130)
Corporate general and
  administrative expenses     (27)         (24)    (74)       (55)
Preferred dividend
  requirements                 (8)         (10)    (16)       (20)
Other                          12           (9)      6        (25)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                     $ (99)        (105)   (238)      (230)
=================================================================


Net interest represents interest expense, net of interest income and capitalized interest. Net interest costs increased
23 percent in the second quarter of 2002 and 18 percent in the six-month period. The increase in both periods was primarily attributable to higher debt levels subsequent to the Tosco acquisition, as well as lower levels of interest being capitalized.

Corporate general and administrative expenses increased
13 percent in the second quarter of 2002 and 35 percent in the first six months. The increase in both periods was primarily the result of higher benefit-related expenses, mainly from the accelerated vesting of certain long-term compensation plans due to stockholder approval of the planned merger with Conoco.

Preferred dividend requirements represent dividends on the preferred securities of the Phillips 66 Capital Trusts I and II. In May 2002, the preferred securities of Capital Trust I were redeemed, lowering the preferred dividend requirements in the second quarter and future periods.

The category "Other" consists primarily of a captive insurance subsidiary, certain foreign currency transaction gains and losses, and income tax and other items that are not directly associated with the operating segments on a stand-alone basis. Results from Other were improved in the second quarter and first six months of 2002 primarily due to foreign currency gains in 2002, versus losses in 2001, and a favorable mark-to-market revaluation of certain former Tosco long-term incentive units that were converted into Phillips performance units and are held by former senior executives of Tosco, none of whom are now employed by Phillips. See Note 3--Acquisition of Tosco Corporation for additional information on these performance units.

Special items in the second quarter of 2002 included an extraordinary loss of $15 million after-tax related to the early redemption of long-term debt and preferred securities. Special items in the six-month period of 2002 also included contingency accruals and external transition costs related to the pending merger with Conoco. Special items in the second quarter and first six months of 2001 included environmental contingency accruals, as well a loss on the disposition of assets.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                        Millions of Dollars
                                   ------------------------------
                                        At           At        At
                                   June 30  December 31   June 30
                                      2002         2001      2001
                                   ------------------------------

Current ratio                           .9          1.0        .8
Notes payable and long-term debt
  due within one year              $ 1,059           44         4
Total debt                         $ 9,635        8,689     6,272
Company-obligated mandatorily
  redeemable preferred securities  $   350          650       650
Common stockholders' equity        $14,456       14,340     7,052
Percent of total debt to capital*       39%          37        45
Percent of floating-rate debt
  to total debt                         31%          20        13
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


During the first six months of 2002, funds of $1,109 million were provided by operating activities, a decrease of $839 million from the same period of 2001, primarily the result of an $886 million decrease in net income due to lower prices and margins.
Partially offsetting this decrease in net income were increases in non-cash net income components including depreciation, depletion and amortization and increased dry hole and lease impairment costs, due principally to the acquisition of Tosco and impairment of the company's investment in the offshore Angola exploratory block 34, respectively. Commodity price changes also affected non-cash working capital items, including receivables, payables, and inventories, which contributed to the decrease in cash from operating activities. Reduced levels of revolving sales of accounts receivable under the company's receivables sales programs decreased cash from operations $51 million. The company used the cash provided by operations and borrowings to pay dividends and fund $1,543 million of its 2002 capital program. Cash and cash equivalents increased $3 million since December 31, 2001.

During the first quarter of 2002, Merey Sweeny L.P. (MSLP), the limited partnership which owns and operates the coker facilities located at Phillips' Sweeny Complex, issued $25 million of tax-exempt bonds due 2022. This issuance, combined with similar bonds issued by MSLP in 1998, 2000, and 2001 bring the total outstanding to $100 million. As a result of the company's support as a primary obligor of a 50 percent share of MSLP financings, equal to its partnership interest, $50 million and $38 million of long-term debt is included in Phillips' balance sheet at June 30, 2002, and December 31, 2001, respectively.

Phillips' debt-to-capital ratio was 39 percent at June 30, 2002, up from December 31, 2001, but improved from 45 percent at June 30, 2001, primarily as a result of the company's issuing
124.1 million shares of common stock in the acquisition of Tosco Corporation (Tosco).

On May 15, 2002, the company redeemed its $250 million 8.86% Notes due May 15, 2022, at 104.43 percent. On May 31, 2002, Phillips also redeemed all of its outstanding 8.24% Junior Subordinated Deferrable Interest Debentures due 2036 held by the Phillips 66 Capital Trust I. This triggered the redemption of $300 million of 8.24% Trust Originated Preferred Securities at par value, $25 per share. Phillips funded both redemptions by issuing commercial paper. Together, these redemptions are estimated to reduce pretax costs by approximately $30 million per year. Notes payable and long-term debt due within one year increased significantly due to the company's redemption of the above debt and preferred securities, and to the increased issuance of commercial paper supported by the company's 364-day credit facility.

To meet its liquidity requirements, including funding its capital program, paying dividends and repaying debt, the company looks to a variety of funding sources, primarily cash generated from operating activities. Over the next two years, however, the company anticipates also raising funds from the sale of approximately $1 billion of assets from its RM&T segment.

While the stability of the company's cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, the company's operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and downstream margins, as well as periodic cash needs to fund tax payments and purchase crude oil, natural gas and petroleum products. The company's primary swing funding source for short-term working capital needs is its commercial paper program supported by $3 billion in revolving bank credit facilities.

At June 30, 2002, Phillips had two revolving bank credit facilities: a five-year credit agreement providing for commitments not to exceed $1.5 billion; and a $1.5 billion 364-day credit agreement, which expires on October 15, 2002. The $3 billion of credit facilities are available either as direct bank borrowings or as support for the issuance of commercial paper. Discussions have begun with a group of banks for a replacement of the current 364-day facility. The company does not anticipate any difficulties in securing the facility. At June 30, 2002, Phillips had $2,301 million of commercial paper outstanding supported by the credit facilities, compared with $1,081 million outstanding at December 31, 2001, while Phillips' Norwegian subsidiary had $20 million outstanding under its two $300 million revolving credit facilities that expire in June 2004. The increase in commercial paper outstanding was primarily due to the redemption of the 8.24% preferred securities, oil and gas property acquisitions in Kazakhstan and the Timor Sea, and the timing of tax payments. The early retirement of the 8.86% notes also contributed to the increased use of commercial paper.

At June 30, 2002, Phillips had $3.5 billion of various types of debt and equity securities, and securities convertible into either, available to issue and sell, under a universal shelf registration filed with the U.S. Securities and Exchange
Commission and declared effective on April 27, 2000.

In addition to the bank credit facilities, Phillips sells certain credit card and trade receivables under revolving sales agreements with five unrelated bank-sponsored entities. These agreements provide for Phillips to sell up to $1.2 billion of senior, undivided interests in pools of the credit card or trade receivables to the bank-sponsored entities. In April 2002, Tosco, the seller, and the sponsoring bank agreed to terminate an agreement that provided for the sale of $100 million of Tosco credit card receivables. In June 2002, Phillips replaced its existing receivables facilities with a new $1.1 billion receivables facility. This new facility, combined with a continuing previous facility, keeps the overall capacity at $1.2 billion.

At June 30, 2002, and December 31, 2001, the company had sold undivided interests in pools of receivables of $889 million and $940 million, respectively. Phillips retained interests in the pools of receivables, which are subordinate to the interests sold to the bank-sponsored entities. At June 30, 2002, and December 31, 2001, Phillips' retained interests were $718 million and $450 million, respectively, reported on the balance sheet in accounts and notes receivable. See Note 16--Sales of Receivables in the Notes to Financial Statements for additional information.

Capital Expenditures and Investments

                                              Millions of Dollars
                                              -------------------
                                                Six Months Ended
                                                    June 30
                                              -------------------
                                                2002         2001
                                              -------------------
E&P
  Alaska                                      $  387          478
  Lower 48                                       139          201
  Foreign                                        692          563
-----------------------------------------------------------------
                                               1,218        1,242
GPM                                                -            -
RM&T                                             258          143
Chemicals                                         19            -
Corporate and Other                               48           29
-----------------------------------------------------------------
                                              $1,543        1,414
=================================================================
United States                                 $  839          851
Foreign                                          704          563
-----------------------------------------------------------------
                                              $1,543        1,414
=================================================================


On May 30, 2002, the Polar Resolution, the second of five double-hulled Endeavour Class tankers which Phillips is having built for use in transporting Alaskan crude oil to the U.S. West Coast, completed sea trials and entered service. The third tanker, the Polar Discovery, was christened on April 13, 2002, and is expected to enter service in 2003. Phillips expects to add a new Endeavour Class tanker to its fleet each year through 2005.

On June 28, 2002, Phillips and its co-venturers, in conjunction with the government of the Republic of Kazakhstan, declared the Kashagan field on the Kazakhstan shelf in the north Caspian Sea to be commercial. This declaration of commerciality enables preparation of a development plan for the Kashagan field. Drilling and testing of appraisal wells by Phillips and its co-venturers continued during the first half of 2002. Evaluation of test results continues on the second, and drilling continues on the third, of five planned appraisal wells. On May 23, 2002, the acquisition of proportionate interests of other co-venturers rights was completed through a pre-emptive rights agreement, which increased Phillips' ownership interest from 7.14 percent to
8.33 percent.

In the U.K. sector of the North Sea, Phillips' Jade field began production in late February 2002. A second production well was successfully drilled and began producing during the second quarter of 2002. Phillips is the operator and holds a
32.5 percent interest in Jade.

In the first half of 2002, Phillips continued pursuing the goal of increasing its presence in high-potential deepwater areas. On June 14, 2002, the company signed the Nigeria block 318 production sharing contract with the Nigerian Petroleum Development Company, the exploration and production unit of the state-run Nigerian National Petroleum Corporation. Phillips is operator of the deepwater block with a 50 percent interest. Phillips was the high bidder in the Central Gulf of Mexico sale for the Lorien prospect located in Green Canyon block 199. The company was officially awarded the block during the second quarter of 2002. In early May 2002, initial results showed that the first exploratory well drilled in block 34, offshore Angola, was a dry hole. In view of this information, the company re-assessed the fair value of the remainder of the block and determined that the company's investment in the block was impaired by $77 million, both before- and after-tax. Further technical analysis of the results of this first well continues. The second of three commitment wells in this block is scheduled for drilling in 2003.

On July 1, 2002, Phillips purchased 50 percent, or $125 million, of Preferred LLC Interests securities issued by CPChem, the company's 50 percent-owned joint venture which comprises
Phillips' chemicals segment.

As a result of the current uncertain economic environment and lower than anticipated upstream commodity prices and downstream margins, the company anticipates capital expenditures of approximately $3.2 billion to $3.3 billion for 2002, compared with its original budget of $3.5 billion for the year.


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

On March 27, 2000, an explosion and fire occurred at Phillips' K-Resin SBC plant at the Houston Chemical Complex due to the overpressurization of an out-of-service butadiene storage tank. One employee was killed and several individuals, including employees of both Phillips and its contractors, were injured. Additionally, individuals who were allegedly in the area of the Houston Chemical Complex at the time of the incident have claimed they suffered various personal injuries due to exposure to the event. The wrongful death claim and the claims of the most seriously injured workers have been resolved. Currently, there are 13 lawsuits pending on behalf of 174 primary plaintiffs. A trial is scheduled for the fall of 2002. Under the indemnification provisions of subcontracting agreements with Zachry and Brock Maintenance, Inc., Phillips has sought indemnification from these subcontractors with respect to claims made by their employees. The Contribution Agreement, pursuant to which CPChem was formed, does not require CPChem to indemnify Phillips for liability arising out of this litigation.


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

At year-end 2001, Phillips reported 29 sites where it had information indicating that it might have been identified as a Potentially Responsible Party (PRP) under the federal Superfund law. Since then, one of these PRP sites has been resolved and two new sites were added. Of the 30 sites remaining at June 30, 2002, the company believes it has a legal defense or its records indicate no involvement for six sites. At 15 other sites, present information indicates that it is probable that the company's exposure is less than $100,000 per site. Of the remaining sites, the company has provided for any probable costs that can be reasonably estimated. At a number of sites, Phillips has had no communication or activity with government agencies or other PRPs in more than two years. Experience has shown, however, that the mere passage of time is no guarantee that the site will never become active or that the company's connection to the site will not be established.

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

At June 30, 2002, contingent liability accruals of $1 million had been made for the company's PRP sites, and $3 million for other environmental contingent liabilities. In addition, the company had accrued $517 million for other planned remediation activities, including partially and fully resolved state, PRP, and other federal sites, as well as sites where no claims have been asserted, for total environmental accruals of $521 million, compared with $539 million at December 31, 2001. No one site exceeds 10 percent of the total.

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


NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For information about the anticipated impact of adopting this statement, see the second paragraph of
Note 20--New Accounting Standards in the Notes to Financial Statements, which is incorporated herein by reference.


OUTLOOK

The Boards of Directors and stockholders of Phillips and Conoco have approved a merger of the two companies to form a new company, ConocoPhillips. At inception, Phillips stockholders will own approximately 57 percent of the new company and Conoco stockholders will own approximately 43 percent. Both companies are finalizing plans for the integration. The transaction is expected to close in the second half of 2002, after FTC clearance is received.

In June 2002, in connection with a possible FTC settlement related to the Conoco merger, the company announced it would undertake to sell its Woods Cross refinery in the Salt Lake City, Utah, area, plus associated business assets. An investment bank has been engaged to assist with preparing for a potential sale.

Effective January 1, 2002, the Norwegian authorities implemented a production curtailment on the Norwegian Continental shelf to support the efforts of OPEC to stabilize crude prices. Phillips has incurred only minimal impacts to its Norway production volumes during the first half of 2002 as a result of these curtailments--less than 1 percent, compared with budgeted volumes. The voluntary curtailments were lifted effective
July 1, 2002, and no significant changes are expected during the remainder of the year. In Nigeria, curtailment of oil production from the company's joint-venture operations is expected for the remainder of 2002, in support of OPEC curtailment recommendations.

The company expects its third-quarter 2002 production to be at about the same level as that of the second quarter. For the full year 2002, with continued curtailments, production of 820,000 barrels-of-oil-equivalent per day is anticipated.

In March 2002, the Norwegian government approved, in a parliamentary bill, the company's plan for in-place disposal of the Ekofisk I concrete tank in a cleaned condition. Removal of other Ekofisk structures, according to the recommended cessation plan, had been previously approved in December 2001. All removal and cleaning activity is expected to be completed by 2013.

On July 9, 2002, Phillips announced plans to construct commercial-scale S Zorb units at two of its refineries. S Zorb is the company's proprietary technology to significantly reduce sulfur content in gasoline and diesel fuels in preparation for meeting new government regulations. The company will build an S Zorb gasoline unit at its Ferndale, Washington, refinery and its first S Zorb diesel unit at its Sweeny, Texas, refinery. Construction of both units is expected to be completed in late 2003.

On April 17, 2002, the U.K. government announced proposed changes, as part of its 2002 budget, to corporate tax laws specifically impacting the oil and gas industry and production from the U.K. sector of the North Sea. After a period of public and industry review and comment, the changes became law on July 24, 2002. A 10 percent supplementary charge to corporation taxes is now assessed on profits, partially offset by the elimination of royalties and an increase in first-year deduction allowances for capital investments. Phillips estimates a one-time deferred tax charge of approximately $24 million during the third quarter of 2002, with an ongoing increase in U.K. taxes of $5 million to $10 million annually.

Crude oil and natural gas prices are subject to external factors over which the company has no control, such as global economic conditions, demand growth, inventory levels, weather, competing fuel prices and availability of supply. Crude oil prices continued to improve during the second quarter due to continuation of export restraint by major exporting countries and inventory declines, as well as continued tension in the Middle East. World crude oil demand levels remain in question as the pace of economic recovery during the remainder of the year is uncertain. U.S. natural gas prices continued to climb from the depressed levels experienced during the winter, but in the middle of the second quarter began to decline due to expectations that the economic growth pace would slow and to decreased consumption in the power generation market. However, long-range natural gas demand for power generation is expected to improve.

Refining margins are subject to the price of crude oil and other feedstocks, and the prices of petroleum products, which are subject to market factors over which the company has no control, such as the U.S. economy; seasonal factors that affect demand, such as the summer driving months; and the levels of refining output, including refining capacity relative to demand. Refining margins remained depressed during the second quarter. Marketing margins improved during the quarter to levels more consistent with industry historical averages. Gasoline and distillates stocks remained above average levels. While refined product prices remained relatively flat during the period, oil prices continued to improve which tightened the refining margins that depend upon oil for feedstock. Energy demand growth would be expected if the U.S. economic climate improves, which could enhance refining and marketing margins.


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

The following are identified as important risk factors, but not all of the risk factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

o Plans for the further implementation of Management's announced strategy for certain of its business segments are subject to: the completion of the announced merger with Conoco; receipt of any approvals or clearances that may be required from domestic and foreign government authorities; sale of certain assets, if any, to meet regulatory requirements; successful integration of Conoco businesses, assets, operations and personnel with those of the company; continued successful integration of the recently acquired Tosco businesses and assets; the successful development and operation of the company's current E&P projects, and the achievement of production estimates; the achievement of cost savings and synergies that are dependent on the integration of personnel, business systems and operations from the Conoco merger and the Tosco acquisition; the operation and financing of the DEFS and CPChem joint ventures; and the demand and prices for the products produced by DEFS and CPChem.

o Plans to drill wells and develop offshore or onshore exploration and production properties are subject to: the company's ability to obtain agreements with co-venturers, partners and governments and government agencies, including necessary permits; its ability to engage specialized drilling, construction and other contractors and equipment and to obtain economical and timely financing; construction of pipelines, processing and production facilities for its Bayu-Undan, Bohai Bay, Hamaca, Kashagan development, and other E&P projects; geological, land or sea conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems, including the Trans-Alaska Pipeline System, the Valdez Marine Harbor Terminal, and the acquired and to-be-constructed crude oil tankers; and foreign and United States laws, including tax laws.

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

                   PART II.  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

The following is a description of legal proceedings involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to predict the outcome of such proceedings, if it were decided adversely to Phillips, there would be no material effect on the company's consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission's regulations.

On June 24, 2002, Phillips Petroleum Company received a Proposed Agreed Order from the Texas Natural Resource Conservation Commission (TNRCC) proposing a penalty of $400,402 in connection with alleged air emission violations at the company's Borger, Texas, refinery as a result of an inspection conducted by the TNRCC in October 2000.

On June 28, 2002, Tosco Corporation, a wholly owned subsidiary of the company, received an administrative civil complaint from the Environmental Protection Agency, alleging violation of Emergency Planning and Community Right to Know Act found during an audit of the Los Angeles refinery in March 2000. The complaint seeks a $528,000 penalty. Approximately $176,000 of the proposed penalty is, in Tosco's opinion, attributable to operations of the refinery when it was owned by Unocal, and Unocal has been notified that Tosco would seek reimbursement of such amount under the indemnity in the refinery sale agreement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 6, 2002.
A brief description of each proposal and the voting results follow:

  A company proposal to elect ten directors.

                                      For                Withheld
                              -----------------------------------

  Norman R. Augustine         348,246,061               5,858,972
  David L. Boren              345,260,643               8,844,390
  Robert E. Chappell, Jr.     345,334,882               8,770,151
  Robert M. Devlin            345,478,483               8,626,550
  Larry D. Horner             345,308,622               8,796,411
  J. J. Mulva                 347,801,222               6,303,811
  J. Stapleton Roy            345,186,749               8,918,284
  Randall L. Tobias           348,529,430               5,575,603
  Victoria J. Tschinkel       345,237,828               8,867,205
  Kathryn C. Turner           348,223,840               5,881,193

  A company proposal to approve the designation of Ernst &
  Young LLP as independent auditors for 2002.

                  For         330,177,494
              Against          21,807,124
          Abstentions           2,120,414
            Not Voted          58,070,363

A stockholder proposal requesting that the Board of Directors prepare a report on the potential environmental damage that would result from the company drilling for oil or gas in the Coastal Plain of the Arctic national Wildlife Refuge, including the financial costs of the Plan and the expected return.

                  For          16,395,648
              Against         283,833,696
          Abstentions          11,203,592
            Not Voted         109,825,637

A stockholder proposal requesting "an increase of three percent of the annual basic salary of the Chairman and other officers, for every position increase in the ranking of the world's largest energy companies, measured by their market value."

                  For          10,256,206
              Against         296,789,881
          Abstentions           4,384,283
            Not Voted         103,008,894

All ten nominated directors were elected, and the independent auditors designated by the company were approved. The stockholder proposals regarding an environmental report and officers' salary increases were not approved.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

12     Computation of Ratio of Earnings to Fixed Charges.

99     Certification Pursuant to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K
-------------------

During the three months ended June 30, 2002, the company filed one report on Form 8-K.

The report was filed June 28, 2002, to report in Item 9 the declaration of commerciality of the Kashagan field in the North
Caspian Sea offshore Kazakhstan.

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

August 9, 2002